Form 10-Q
period 1995-02-26
INTERMAGNETICS GENERAL CORP
filed 1995-04-12
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended February 26, 1995
                                               ------------------

                                       or

[   ]     Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from  ________  to ________

                         Commission file number 1-11344
                                                -------

                       INTERMAGNETICS GENERAL CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

      New York                                                14-1537454
- -------------------------------                      --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

           450 Old Niskayuna Road, PO Box 461, Latham, NY 12110-0461
           ---------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (518) 782-1122
               --------------------------------------------------
              (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes   x   No     .
                                      ------    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.10 par value - 10,741,739 shares were outstanding as of March 31, 1995.

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements:

         Consolidated Balance Sheets - February 26, 1995 and May 29, 1994................................3

         Consolidated Statements of Income - Three Months and Nine Months Ended February 26, 1995
           and February 27, 1994.........................................................................5

         Consolidated Statements of Cash Flows - Nine Months Ended February 26, 1995
           and February 27, 1994.........................................................................6

         Notes to Consolidated Financial Statements......................................................7

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................................................9

PART II - OTHER INFORMATION.............................................................................11

SIGNATURES..............................................................................................12

INTERMAGNETICS GENERAL CORPORATION

ITEM 1:  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS                                           Feb 26, 1995     May 29, 1994
                                                 ------------     ------------
                                                 (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                         $ 11,263         $13,196
  Trade accounts receivable, less allowance
    (February 26 - $121; May 29 - $100)               16,037          12,957
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                  1,870           2,704
  Inventories:
    Finished products                                    851             733
    Work in process                                   18,326          16,067
    Materials and supplies                            10,950           9,313
                                                    --------        --------
                                                      30,127          26,113
  Prepaid expenses and other                           1,878           1,362
                                                    --------        --------
    TOTAL CURRENT ASSETS                              61,175          56,332

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                1,502           1,502
  Buildings and improvements                          16,214          15,540
  Machinery and equipment                             25,733          24,171
  Leasehold improvements                                 233             233
                                                    --------        --------
                                                      43,682          41,446
  Less allowances for depreciation and amortization   22,042          19,832
                                                    --------        --------
                                                      21,640          21,614
  Equipment in process of construction                 3,311           2,564
                                                    --------        --------
                                                      24,951          24,178

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                        3,319
  Other investments                                    8,899          10,052
  Purchased technology, less accumulated amortization
    of $1,090 at February 26 and $1,011 at May 29        501             580
  Other assets                                         2,377           2,645
                                                    --------        --------
                                                    $101,222         $93,787
                                                    ========        ========

INTERMAGNETICS GENERAL CORPORATION

(Dollars in Thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY             Feb 26, 1995     May 29, 1994
                                                 ------------     ------------
                                                 (Unaudited)
CURRENT LIABILITIES
  Note payable                                                       $    94
  Current portion of long-term debt                 $    238             279
  Accounts payable                                     3,975           2,552
  Salaries, wages and related items                    2,139           1,919
  Customer advances and deposits                         459             764
  Product warranty reserve                               723             562
  Accrued interest expense                               754             367
  Accrued taxes                                          850
  Other liabilities and accrued expenses                 812             456
                                                    --------        --------
  TOTAL CURRENT LIABILITIES                            9,950           6,993


LONG-TERM DEBT, less current portion                  39,785          39,859
DEFERRED INCOME TAXES                                    691

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - none
  Common Stock, par value $.10 per share:
    Authorized - 20,000,000 shares
    Issued and outstanding (including shares in treasury):
      February 26, 1995 - 10,698,417 shares
      May 29, 1994 - 10,552,707 shares                 1,070           1,055
  Additional paid-in capital                          49,956          49,133
  Retained earnings (deficit)                           (423)         (2,595)
  Unrealized gain on investment securities             1,037
  Foreign currency translation adjustments               150             194
                                                    --------        --------
                                                      51,790          47,787
  Less cost of Common Stock in treasury
    (February 26, 1995 - 137,426 shares;
     May 29, 1994 - 126,812 shares)                     (994)           (852)
                                                    --------        --------
                                                      50,796          46,935
                                                    --------        --------
                                                    $101,222         $93,787
                                                    ========        ========

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

                                                Three Months Ended          Nine Months Ended
                                               --------------------        ---------------------
                                               Feb 26,       Feb 27,       Feb 26,       Feb 27,
                                                1995          1994          1995          1994
                                               -------       -------       -------       -------
Net sales                                      $21,653       $12,278       $56,341       $35,293
Other revenue                                      545           362         1,000           808
                                               -------       -------       -------       -------
Total revenue                                   22,198        12,640        57,341        36,101

Costs and expenses:
  Cost of products sold                         15,465         8,387        39,810        23,809
  Product research and development               1,245           537         3,511         1,780
  Marketing, general and administrative          2,938         2,642         8,340         7,971
  Interest and other expense                       722           524         2,060         1,349
                                               -------       -------       -------       -------
                                                20,370        12,090        53,721        34,909
                                               -------       -------       -------       -------
Income before income taxes                       1,828           550         3,620         1,192

Provision for income taxes                         731           220         1,448           477
                                               -------       -------       -------       -------
Income before cumulative effect of
  accounting change                              1,097           330         2,172           715

Cumulative effect as of May 30, 1993
  of change in method of accounting for
  income taxes                                                                               888
                                               -------       -------       -------       -------
NET INCOME                                     $ 1,097       $   330       $ 2,172       $ 1,603
                                               =======       =======       =======       =======
PER SHARE (Primary and Fully Diluted):

  Before cumulative effect of
    accounting change                          $   .10       $   .03       $   .19       $   .06
  Cumulative effect of accounting change                                                     .08
                                               -------       -------       -------       -------
  Net income                                   $   .10       $   .03       $   .19       $   .14
                                               =======       =======       =======       =======

 INTERMAGNETICS GENERAL CORPORATION

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
 (Dollars in Thousands)

                                                            Nine Months Ended
                                                       ----------------------------
                                                       Feb 26, 1995    Feb 27, 1994
                                                       ------------    ------------
 OPERATING ACTIVITIES
 Net income                                                $2,172          $1,603
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                          2,499           2,435
     Imputed interest on royalties receivable                 (22)            (38)
     Imputed interest on unsecured notes                      127             126
     Change in operating assets and liabilities:
       (Increase) in accounts receivable and costs and
         estimated earnings in excess of billings on
         uncompleted contracts                             (2,246)         (1,689)
       (Increase) in inventories and prepaid expenses      (4,530)         (8,577)
       Increase in accounts payable and accrued expenses    3,092           3,313
       Other                                                  (44)           (206)
                                                          -------         -------
     NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES                                           1,048          (3,033)

 INVESTING ACTIVITIES
 Purchases of equity securities                              (438)
 Purchases of property, plant and equipment                (2,983)         (7,680)
 Payments received on royalties receivable                     80              97
                                                          -------         -------
     NET CASH USED IN INVESTING ACTIVITIES                 (3,341)         (7,583)

 FINANCING ACTIVITIES
 Proceeds from long-term borrowing                                         30,000
 Debt issue costs                                                          (1,180)
 Proceeds from sales of Common Stock                          696           1,922
 Principal payments on long-term debt                        (336)         (7,274)
                                                          -------         -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                360          23,468
                                                          -------         -------
    INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                         (1,933)         12,852

 CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                               13,196           1,653
                                                          -------         -------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD               $11,263         $14,505
                                                          =======         =======

INTERMAGNETICS GENERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal recurring nature, necessary to present fairly the financial position at February 26, 1995 and the results of operations and cash flows for the nine month periods ended February 26, 1995 and February 27, 1994. The results for the three month and nine months ended February 26, 1995 are not necessarily indicative of the results to be expected for the entire year. The Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended May 29, 1994, filed on Form 10-K on August 26, 1994.

NOTE B -

         Net income per share amounts are based on the weighted average number of common shares outstanding during the periods plus common stock equivalents as shown below:

                                                Three Months Ended                  Nine Months Ended
                                                ------------------                  -----------------
                                             Feb. 26, 1995    Feb. 27, 1994     Feb. 26, 1995    Feb. 27, 1994
                                             -------------    -------------     -------------    -------------
Primary
- -------

Weighted average shares outstanding           10,855,952        10,615,293       10,814,005       10,473,375
Common stock equivalents                         637,228           703,074          717,646          714,358
                                              ----------        ----------       ----------       ----------
Total                                         11,493,180        11,318,367       11,531,651       11,187,733
                                              ==========        ==========       ==========       ==========

Fully Diluted
- -------------

Weighted average shares outstanding           10,855,952        10,615,293       10,814,005       10,473,375
Common stock equivalents                         637,228           727,867          717,646          771,206
                                              ----------        ----------       ----------       ----------
Total                                         11,493,180        11,343,160       11,531,651       11,244,581
                                              ==========        ==========       ==========       ==========

         Both primary and fully diluted shares include the dilutive effect (common stock equivalents) of outstanding stock options based on the treasury stock method using average market price for primary and closing market price (unless the average market price is higher) for fully diluted. Shares for the periods presented have been adjusted to reflect the five-for-four stock split and the 3% stock dividend described in Note D. During the three months and nine months ended February 26, 1995, primary and fully diluted are the same because the average market price during those periods was higher than the close.

NOTE C -

         During the first quarter of fiscal 1995 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". As a result of the adoption of Statement No. 115, the Company carries a portion of its investment in Ultralife Batteries, Inc. at market value. The effect of adoption was to increase the carrying value of investments at the start of the fiscal year by $1,854,000 with corresponding increases in deferred taxes payable of $742,000 and shareholders' equity of $1,112,000. As of February 26, 1995, these amounts were $1,728,000, $691,000 and
$1,037,000, respectively. Also, as of February 26, 1995, the cost and market value of "Available for Sale" securities were $1,591,000 and $3,319,000, respectively.

NOTE D -

         In June 1994 the Company declared a five-for-four stock split which was effected on September 8,1994 for all shareholders of record on August 25, 1994. On March 22, 1995, the Company declared a 3% stock dividend, payable on June 15, 1995 to shareholders of record on May 31, 1995. The distributions will be made from the Company's authorized but unissued shares. The financial statements have been adjusted retroactively to reflect the stock split and stock dividend in all numbers of shares, prices per share and earnings per share.

INTERMAGNETICS GENERAL CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         During the first nine months and third quarter of fiscal 1995, revenues increased approximately 59% and 76%, respectively, compared to the same periods in fiscal 1994 due principally to increased demand for products related to the MRI market. Even though revenues were higher, the Company did experience slightly lower gross margin rates in the fiscal 1995 periods compared to the periods in fiscal 1994, reflecting higher costs associated with the introduction of new products.

         During the first nine months and third quarter of fiscal 1995, sales of Magnetic Products were significantly higher than in the same periods of fiscal 1994 due to increased shipments of the new line of MRI magnets and continued strong demand for superconducting materials for MRI. Sales of Cryogenic Products were higher in the first nine months and the third quarter of fiscal 1995 compared to the corresponding fiscal 1994 periods due to increased demand for the new line of cryopumps and shield coolers for MRI magnets. As a percentage of net sales, gross margins were lower in the fiscal 1995 periods due principally to the higher manufacturing costs associated with the ramp up of production of the new line of MRI magnets and cryopumps.

         Total expenditures for research and development, both internally and externally funded, increased approximately 9% in the first nine months of fiscal 1995 with internal funding increasing by more than 97% and external funding declining by almost 23%. It is expected that this trend will continue due to further reductions in external funding sources and increased refrigerant and other highly proprietary internal development activities. The increases in marketing, general and administrative expenses in fiscal 1995 have been nominal due to controlled spending with most of the increase occurring in the marketing area. Interest expense increased significantly in the current periods due to the issuance, in September 1993, of convertible subordinated debentures and, in April 1994, the mortgage on the new Latham, NY facility.

         During the first quarter of fiscal 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". The effect of such adoption, which in accordance with the terms of the SFAS has been treated as the cumulative effect of a change in accounting method, was to record net deferred income tax assets of $888,000 and a corresponding increase in net income in that quarter.

         During the first nine months of fiscal 1995 the Company used net cash of $3,341,000 in investing activities, principally for machinery and equipment, which was funded from operating cash and by financing activities. During the first quarter of fiscal 1995, the Company adopted SFAS No. 115 which had the effect of increasing the carrying value of certain investments to market value. The amount of this increase at February 26, 1995 was $1,728,000 with corresponding increases in deferred taxes payable of $691,000 and shareholders' equity of $1,037,000. These investments, which are shown on the balance sheet at February 26, 1995 as "Available for sale securities", have a cost basis of $1,591,000 and market value of $3,319,000. In March 1995, the Company announced a stock buy-back program under which the Company may, from time-to-time through December 31, 1995, repurchase up to 1,000,000 shares of its Common Stock depending on market conditions. The repurchases are expected to be financed from working capital and would be used, among other things, to meet future obligations under stock option plans and outstanding convertible securities.

         The Company's capital expenditure commitments at February 26, 1995 were approximately $550,000. The Company has an unsecured line of credit of $10,000,000 which expires in November 1997, none of which was in use on March 31, 1995. The Company believes that it will have sufficient working capital to meet its needs for the foreseeable future. However, pursuit of large scale applications in superconductivity and new refrigerants may require the Company to seek additional financing.

INTERMAGNETICS GENERAL CORPORATION


PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None filed during the quarter ended February 26, 1995.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INTERMAGNETICS GENERAL CORPORATION



Dated:   April 4, 1995               By:  /s/ Carl H. Rosner
                                          -------------------------------------
                                          Carl H. Rosner, Chairman
                                          President and Chief Executive Officer




Dated:   April 4, 1995               By:  /s/ Michael C. Zeigler
                                          -------------------------------------
                                          Michael C. Zeigler
                                          Senior Vice President, Finance