Form 10-K
period 1995-05-28
INTERMAGNETICS GENERAL CORP
filed 1995-08-25
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

                     For the fiscal year ended May 28, 1995
                                               ------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from          to
                                                       ----------  -----------

                         Commission File Number 1-11344
                                               ---------

                       INTERMAGNETICS GENERAL CORPORATION
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter.)

            New York                                          14-1537454
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

         450 Old Niskayuna Road,
            Latham, New York                                     12110
---------------------------------------                  ----------------------
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code (518) 782-1122
                                                          --------------

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered

Common Stock - $.10 par value                   American Stock Exchange
-----------------------------         -----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                 --------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X    NO
                                -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $181,356,604. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the American Stock Exchange on August 11, 1995. It assumes that all directors and officers of the registrant are affiliates. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares of the registrant's Common Stock outstanding as of August 11, 1995 was 11,151,975.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III hereof is incorporated by reference from the registrant's Proxy Statement for its 1995 Annual Meeting of Shareholders to be filed within 120 days after the end of the registrant's fiscal year.

                               TABLE OF CONTENTS
Part I

ITEM 1. BUSINESS DESCRIPTION ......................................      1
          MAGNETIC PRODUCTS .......................................      1
          CRYOGENIC PRODUCTS ......................................      7
          RESEARCH AND DEVELOPMENT ................................      9
          INVESTMENTS .............................................     12
          PERSONNEL ...............................................     13
          EXECUTIVE OFFICERS OF THE REGISTRANT ....................     13

ITEM 2. PROPERTIES ................................................     14

ITEM 3. LEGAL PROCEEDINGS .........................................     15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......     15

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS .......................................     16

ITEM 6. SELECTED FINANCIAL DATA ...................................     17

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS .................................     18
          RESULTS OF OPERATIONS -- 1995 COMPARED TO 1994 ..........     18
          RESULTS OF OPERATIONS -- 1994 COMPARED TO 1993 ..........     20
          LIQUIDITY AND CAPITAL COMMITMENTS .......................     21

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...............     21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE ..................................     22

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .......     22

ITEM 11. EXECUTIVE COMPENSATION ...................................     22

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT ...............................................     22

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........     23

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K ......................................     23

               (a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS ...     23
               (b) REPORTS ON FORM 8-K ............................     26

SIGNATURES ........................................................     27

Part I


ITEM 1. BUSINESS DESCRIPTION


         Intermagnetics General Corporation ("the Company") designs, develops and manufactures its products through two significant segments: Magnetic Products and Cryogenic Products. Magnetic Products consist primarily of low temperature superconducting ("LTS") magnets, wires and cable. These are developed and sold through the Company's Magnet Business Unit, and IGC Advanced Superconductors Division. As a part of its Magnetic Products segment, the Company also sells permanent magnet products through its Field Effects Division, and high temperature superconducting ("HTS") products through its Technology Development Operations. The Company's Cryogenic Products segment consists of low and extremely low temperature refrigeration equipment, which is designed, developed, manufactured and sold through the Company's wholly-owned subsidiary, APD Cryogenics Inc.

                               MAGNETIC PRODUCTS

General Background

         Superconductivity is the phenomenon in which certain materials lose all resistance to the flow of electrical current when cooled below a critical temperature. Consequently, devices made with superconductive materials require special refrigeration equipment, known as cryogenic systems, to maintain the materials at the very cold temperatures at which superconductivity occurs. Superconductors offer advantages over conventional conductors by carrying electricity with virtually no energy loss, and generating comparatively more powerful magnetic fields.

         There are two broad classes of superconductive materials. LTS materials are metals and alloys that become superconductive when cooled to temperatures near absolute zero (4.2 Kelvin or minus 452 degrees Fahrenheit). Because of their superior ductile characteristics, LTS materials are generally used in the form of flexible wire or tape ("Wire/Tape"). HTS materials are composed of specific compounds that become superconductive when cooled to temperatures close to that of liquid nitrogen (77 Kelvin or minus 320 degrees Fahrenheit). Although large scale commercial applications have not yet emerged for HTS materials, the Company is currently doing development work on various applications of HTS technology in the form of less flexible Wire/Tape. See "Research and Development
- New Products" below.

Applications of Superconductivity Technology

         The single largest existing commercial application for superconductivity is the magnetic resonance imaging ("MRI") medical diagnostic system ("MRI System"). MRI Systems are used in hospitals and clinics for non-invasive, diagnostic imaging of a patient's body. At the core of an MRI System is a large, highly engineered magnet system. The magnet system can be based upon a conventional resistive electro-magnet, a permanent magnet or a superconductive magnet. Although more expensive to manufacture, superconductive magnets offer far more powerful, high quality magnetic fields with virtually no power loss. Higher magnetic field strengths correlate with improved "signal-to-noise" ratios which can in turn lead to higher quality images. The commercial market for MRI Systems is estimated at approximately $1.5 billion worldwide. The worldwide market for MRI Systems has been essentially flat in recent years as declines in the U.S. market are offset by gains in overseas markets. The decline in sales in the U.S. market has generally been attributed to the impact of the national debate on health care reform within the U.S., and general economic conditions. The MRI industry is increasingly dominated by a small number of systems integrators worldwide who sell MRI Systems to end-users. The General Electric Company ("GE"), Siemens Corporation, Philips Medical Systems Nederlands B.V. ("Philips"), Hitachi Medical Corporation, Toshiba Corp., and Picker International Ltd. are the major MRI System integrators. The Company is a supplier of key components to MRI Systems integrators.

         A less significant but well-developed application for superconductivity is nuclear magnetic resonance ("NMR") spectroscopy. NMR spectroscopy is used in the research and testing of the composition and structure of non-ferrous materials. The Company does not currently compete in this market, although it is considering doing so in the future. See "Principal Products - Other Superconductive Magnet Systems" below.

         Superconductivity is also applicable to other scientific, defense and research applications including particle accelerators and light sources. As with MRI and NMR, superconductive magnets generally compete in these areas on price and field strength with resistive or permanent magnets.

         The Company believes that superconductive Wire/Tape may have significant application in several other emerging areas. For example, the electric power industry, the Department of Defense and certain other users of electric power are currently exploring superconductive magnetic energy storage ("SMES") systems as a means of solving electricity transmission problems such as power sags and surges. See "Research and Development - New Product Development:
SMES" below. HTS and novel permanent magnet materials may soon permit the commercially viable manufacture of motors, generators and other power devices that are more compact yet just as powerful as their conventional counterparts. See "Research and Development - New Product Development: HTS" below. In addition, superconductive magnets have transportation uses, which include the magnetic levitation of vehicles ("MAGLEV") including high-speed trains.

         Although the potential applications of superconductivity outlined above would incorporate technology currently in use or in development by the Company, there can be no assurances that commercially usable applications will emerge in the future or that the Company will be able to participate successfully in them.

Principal Products

         Within its Magnetic Products segment, the Company produces four distinct, significant types of products: Superconductive MRI Magnet Systems, Other Superconductive Magnet Systems, Superconductive Wire and Permanent Magnet Products.

* Superconductive MRI Magnet Systems. Through its Magnet Business Unit, the Company sells superconductive MRI magnet systems to MRI Systems integrators for use in mobile and stationary MRI Systems. During fiscal years 1995, 1994 and 1993, MRI magnet systems (excluding the cryogenic shield cooler component) accounted for 46%, 31% and 34%, respectively, of the Company's net sales.

         The Company's superconductive MRI magnet systems are solenoid magnets. These systems include a superconductive magnet, a cryostat (insulation device) to maintain the very cold environment necessary to support superconductivity, and an electronic system that energizes, monitors, controls and protects the magnet and the cryostat. The Company's magnets for MRI Systems are fitted with cryogenic refrigerators supplied by its subsidiary, APD Cryogenics Inc. ("APD"). In fact, the Company is the only vertically integrated manufacturer of superconductive MRI magnet systems, which the Company believes is an important source of competitive strength.

         In November, 1993, the Company began introduction of its latest generation of superconductive MRI magnet systems, which by November, 1994 included three new MRI magnet systems with field strengths of 0.5,
         1.0 and 1.5 Tesla (the "New Magnets"). Because the Company's previous superconductive MRI magnet system, the TM-5, was available only at a field strength of 0.5 Tesla ("T"), the New Magnets substantially broadened the Company's product line. Additionally, the Company believes that the New Magnets offer customers a substantial technological improvement over other MRI magnet systems currently available in commercial quantities from its competitors. Specifically, the Company believes that the New Magnets are lighter, more compact, easier to site in a hospital or clinic and may have lower maintenance costs than other available superconductive MRI magnet systems - all factors that the Company believes are important in an end-user's selection of an MRI System. To date, these New Magnets have been favorably received in the marketplace, with the Company's customers reporting substantial success in selling products incorporating the New Magnets to the end-user market.

* Superconductive Wire. Through its IGC Advanced Superconductors ("IGC-AS") Division, the Company manufactures the two principal LTS materials that are commercially available for the construction of superconductive magnets: niobium-titanium ("Nb-Ti") wire, and niobium-tin ("Nb3Sn") wire. In contrast to the relatively large market for Nb-Ti wire, Nb3Sn multi-filamentary wire, which has been under development for many years, is sold only in limited quantities. During fiscal years 1995, 1994 and 1993, sales of superconductive wire accounted for 24%, 26% and 23%, respectively, of the Company's net sales.

         Nb-Ti superconductive wire is composed of hundreds to thousands of continuous Nb-Ti filaments embedded in a matrix of copper or other nonferrous material. The process of manufacturing Nb-Ti wire is exacting, and some fabrication losses may be incurred.

* Other Superconductive MRI Magnet Systems. Through its Magnet Business Unit, the Company also designs and builds superconductive magnet systems for various scientific and defense applications. These special purpose superconductive magnet systems are typically one of a kind, custom built systems. In the past several years, these have included a Large Gap Magnetic Suspension System for NASA, and a prototype ship propulsion system (similar to that found in the popular novel Hunt for Red October by Tom Clancy) for the Naval Undersea Warfare Center. The Company is currently manufacturing a portion of a 45 Tesla Hybrid Magnet for the National High Magnetic Field Laboratory at Florida State University ("NHMFL"). The Company is also designing and building a SMES System which it hopes will ultimately lead to a much larger market for multiple systems. See "Research and Development - New Product
         Development: SMES" below. The Company is also in advanced negotiations with NHMFL regarding the design and manufacture of a technology-leading 900 MHz superconductive magnet for NMR. Although the Company is not currently a significant player in the NMR market, it believes that the successful manufacture of such a cutting edge, 900 MHz superconductive magnet could position it to enter the high end of the NMR market if it so chooses.

* Permanent Magnet Products. The Company's Field Effects Division ("Field Effects") develops and manufactures permanent magnet devices for various scientific and government defense applications. Field Effects recently delivered what the Company believes is the world's highest field permanent magnet "wiggler" for use at Stanford University's Synchrotron Radiation Laboratory.

         Field Effects also sells permanent magnet systems for use in low field-strength MRI Systems. A maintenance-free magnet and a self-contained magnetic field with small fringe fields are among the advantages of these magnet systems. The potentially lower costs of certain permanent magnet MRI Systems may enable many smaller community hospitals and hospitals located in developing countries to provide MRI diagnostic services to their patients. The imaging quality of such systems is adequate for many diagnostic purposes, but it may not, under current technology, be comparable to images obtained with higher field-strength superconductive systems. Sales of such magnet systems to date have not been significant.

Marketing

         The Company markets its magnetic products and technology through its own personnel, and licenses the manufacture and marketing of superconductive MRI magnet systems for certain customers to its European joint venture. The Company also has a wholly-owned European marketing and service subsidiary located in England, as well as a foreign sales corporation located in Barbados. See Note J of Notes to Consolidated Financial Statements, included in response to Item 8 hereto.

         Export Sales. MRI magnets sold to Philips, a Dutch company, and Hitachi Medical Systems, a Japanese company, were accounted for as export sales even if installed in the U.S. On that basis, the Company's net export sales (including the Cryogenics segment) for fiscal years 1995, 1994 and 1993 totaled $51.6 million, $22.0 million and $31.8 million, respectively, most of which were to European customers.

         European Joint Venture. The Company and GEC Alsthom S.A. ("GEC-Alsthom"), a leading French industrial group in the areas of electrical and electromechanical equipment, have participated since 1987 in a joint venture named GEC Alsthom Intermagnetics S.A. ("AISA"). AISA manufactures and markets in France, under license from the Company, superconductive MRI magnet systems. AISA also manufactures and markets, under license from the Company and GEC-Alsthom, superconductive wire. The licenses pursuant to which AISA manufactures superconductive MRI magnet systems and superconductive wire are set to expire in May, 1997. The Company currently owns twenty five percent (25%) of AISA. The Company's investment in AISA has been accounted for using the equity method of accounting. Accordingly, the Company's share of AISA's losses have been charged to operations to the extent of the Company's investment in AISA.

         The Company and GEC Alsthom are currently re-negotiating the agreement pursuant to which the parties created AISA, and the various licenses under which AISA conducts its business. The Company does not currently believe that a failure to reach agreement with GEC Alsthom prior to expiration of the licenses would have a material adverse impact on the Company's business.

         Principal Customers. Most of the Company's sales are through its Magnetic Products segment, and most of those sales consist of MRI related products - superconductive MRI magnet systems or superconductive wire for use in such systems. During the past three fiscal years, sales to customers accounting for more than 10% of the Company's net sales in such years aggregated approximately 73% of net sales in fiscal 1995, 74% of net sales in fiscal 1994 and 79% of net sales in fiscal 1993. See Notes I and J of Notes to Consolidated Financial Statements, included in response to Item 8 hereto.

         Substantially all of the Company's sales to the MRI industry are to four customers, two of which are significant. Philips is the current principal customer for the Company's MRI products. Pursuant to a five-year agreement (which expires in June, 1997, subject to automatic extension for successive one-year periods unless previously terminated in accordance with the agreement), the Company sells to Philips superconductive MRI magnet systems of various field strengths for incorporation in Philips' proprietary MRI Systems. The agreement requires Philips to purchase a certain level of its requirements for such superconductive MRI magnet systems from the Company at annually determined prices, with the balance to be acquired from AISA, all in accordance with an agreement between AISA and the Company. See "Marketing - European Joint
Venture" above. Sales to Philips (including sales by the Cryogenic Products segment) amounted to approximately 52%, 32% and 46% of the Company's net sales for fiscal 1995, 1994 and 1993, respectively.

         The Company's second principal customer for MRI products is GE. The Company has an agreement (which expires in December 1996) with GE providing for the sale of superconductive wire for use in MRI magnets manufactured by GE. Under the agreement, GE retains the right to decrease or cancel orders upon notice to the Company and payment for work performed prior to such decrease or cancellation. GE accounted for approximately 21%, 26% and 16% of the Company's net sales in fiscal 1995, 1994 and 1993, respectively.

         Within the Magnetic Products segment as a whole, the Company's third most significant customer is the U.S. government or its agencies. Approximately 9%, 16% and 17% of the Company's net sales in fiscal 1995, 1994 and 1993, respectively, involved direct sales to the U.S. government or its agencies. The Company also has contracts with private parties that are funded under U.S. government programs and which are not included in the percentages above. Direct and indirect U.S. government programs are a principal portion of the Company's externally funded research and development activities. See "Research and Development" below. In general, direct and indirect U.S. government contracts are subject to renegotiation or termination under various circumstances. See "Backlog" below.

Competition/Market

         Across its four principal types of products (see "Principal Products" above), the Company derives more than 79% of its revenue from manufacturing and selling superconducting MRI magnet systems, superconductive wire and permanent MRI magnet systems for use in MRI Systems. Although US demand for MRI Systems appears to be declining and non-US demand growing, the Company believes that worldwide sales of MRI Systems in 1996 will not be significantly different from 1995.

         A significant factor affecting the Company is the fact that MRI Systems compete with other diagnostic imaging methods such as conventional and digital X-ray systems, nuclear medical systems, ultrasound, and X-ray CT scanners. Additionally, most large MRI Systems suppliers perceive that there are technical advantages to higher field-strength (0.5T or greater) imaging systems based upon superconductive magnets. However, there are MRI Systems that use resistive electromagnets and permanent magnets, which are limited by high power consumption or by basic material properties. As a result, these systems produce lower magnetic field-strengths than do superconductive magnets. Lower field strengths generally translate into lower signal-to-noise ratios and lower quality images. The cost of certain cryogenic liquids, such as helium, may cause markets in developing countries to prefer the lower operating costs that result from use of resistive or permanent magnets, despite image quality. Moreover, improved MRI Systems components have improved signal-to-noise ratios and so reduced the impact of field strength on image quality. Indeed, several significant MRI Systems integrators have recently introduced MRI Systems based upon such low field resistive or permanent magnets.

         The Company's Magnetic Products are subject to substantial competition within each of the markets for its principal products. Moreover, practical and cost-effective conductors developed as a result of new discoveries in the field of HTS materials could eventually reduce the market for the Company's current LTS technology, although the Company (based upon the information currently available to it) does not believe this is likely to happen in the near future. See "Research and Development - New Product Development: HTS" below.

* Superconductive MRI Magnet Systems. Within the market for MRI magnet systems, the Company's competitors fall into two categories: (1) magnet manufacturers that make MRI magnet systems for sale to MRI Systems integrators, and (2) MRI Systems integrators that manufacture superconductive magnet systems for their own use.

         The Company considers its principal competitor in the manufacture of superconductive MRI magnet systems to be Oxford Magnet Technology Limited ("OMT"), a joint-venture between Siemens AG (51%) and Oxford Instruments Group, plc (49%) ("Oxford"), a United Kingdom company that formerly owned 100% of OMT. While OMT has sold substantially more superconductive MRI magnet systems, has greater production capacity, and greater financial resources than the Company, the Company believes it can compete effectively against OMT on both technological and cost bases.

         GE and Toshiba are examples of MRI Systems integrators that manufacture MRI magnet systems for use in their own MRI Systems. Historically, these integrators have been unavailable to the Company as customers for its superconductive MRI magnet systems, notwithstanding the fact that they represent a substantial portion of the potential market for superconductive MRI magnet systems. The Company has instead treated these companies as customers or potential customers for the Company's component products, such as superconductive wire or cryogenic coolers. The Company believes that as the market for MRI Systems continues to mature, its specialization in MRI magnet systems will permit it to offer superior products at highly competitive prices (made possible in part through the economies of volume production). The Company hopes that under these circumstances it could persuade one or more of these competitors to switch to the Company's superconductive MRI magnet systems. There is no assurance however that the Company's strategy will succeed in light of the fact that these competitors are well-capitalized, engaged in substantial research and development, and appear committed to the manufacture of what they view as an important and proprietary component of their MRI Systems.

* Superconductive Wires. The single largest market for superconductive wire is MRI. In fact, most of the superconductive wire manufactured by the Company is used to manufacture superconductive MRI magnets (either internally by its own Magnet Business Unit, or externally by other customers). Regarding its superconductive wire products, the Company believes that it, Oxford Superconducting Technology, and Supercon, Inc. are the major suppliers of Nb-Ti in LTS wire form for the domestic (U.S.) markets. The Company also believes that the three of them along with Teledyne S.C. (a subsidiary of Teledyne Wah Chang) are the major suppliers of Nb3Sn bulk processed superconductive materials for the domestic markets. There are several foreign manufacturers of Nb-Ti superconductive materials in wire form; none of them have been a significant factor in the domestic market.

         The Company's prices for superconductive materials are generally competitive, and the Company believes that product quality and the ability to meet delivery schedules are factors important to its market position.

* Other Superconductive Magnet Systems. With respect to Other Superconductive Magnet Systems, the Company has no single identifiable competitor. Historically, the Company has competed against many different companies, domestically and internationally, for the opportunity to design and build non-MRI superconductive magnet systems. The Company expects that competition for such opportunities will vary on a case to case basis, but that such competition will generally focus on price and technology. While the Company believes that it can remain competitive within this area, there can be no assurances that the Company will continue to be successful.

* Permanent Magnet Products. In the development and manufacture of permanent magnets for MRI Systems, the principal competitor of the Company's Field Effects Division is Sumitomo Special Metals Co., Ltd. ("Sumitomo"), a Japanese company which was the first company to market such magnets utilizing neodymium boron iron (NdBFe) material. The Company believes that Sumitomo's primary customer for its permanent magnet products is Hitachi.

         The Company believes that patents are not a significant competitive factor in the conduct of its business in this segment. While the Company does not have any substantial patent protection in this segment, it owns, or is a licensee under, a number of patents relating to superconductive materials, the manufacture of superconductive materials, and the permanent magnet systems manufactured by the Field Effects Division.

Backlog

         The Magnetic Products backlog at July 30, 1995 was approximately $33.7 million, compared to approximately $28.1 million on July 30, 1994. Approximately 24%, 29% and 36% of this segment's backlog at July 30, 1995 were represented by orders from GE, the U.S. government or its agencies and Philips, respectively. Most of the July 30, 1995 backlog is expected to be completed in fiscal 1996. However, the amount of backlog is not necessarily indicative of future revenues because the Company's backlog in this segment is subject to variations from time to time as products are manufactured and new orders are received.

         Backlog represents orders believed by the Company to be firm on the date indicated, subject, in certain cases, to future agreement on delivery dates and technical specifications. The Company's contract with GE for superconductive wire, which expires December 31, 1996, contains provisions allowing GE to increase, reduce or cancel orders, or delay delivery dates, subject to certain restrictions and payments. Direct contracts with the U.S. government (including cost-plus contracts) are included in the backlog figures at the contract amount less amounts previously recognized as revenue. Approximately $4,071,000 of such backlog has not yet been funded by the government. Certain direct and indirect (as a subcontractor) contracts with the U.S. government have provisions permitting the government to perform a final audit of such contracts and possibly seek a downward adjustment of the contract price on the basis of such audit and also contain provisions permitting termination for the convenience of the government. Upon such termination, the Company would be entitled to be compensated for costs incurred, including reasonable termination costs. Certain of such contracts may also be subject to termination in the event that more than 5% of the Company's outstanding shares become subject to foreign ownership.

Raw Materials and Inventory

         The Company's manufacturing process for superconducting and permanent magnet systems requires production periods of up to six months. Additionally, certain materials and parts used in production must be ordered well in advance of required delivery dates. The Company's investment in inventories for production of MRI magnet systems is based primarily on production schedules required to fill existing and anticipated customer orders. In addition, the Company maintains sufficient inventories of raw materials in order to produce small orders of superconductive wire.

         Nb-Ti raw material required for production of Nb-Ti superconductive wire is purchased from several different sources. The Company has not experienced substantial difficulty in obtaining such materials.

         The Company's Field Effects Division obtains its permanent magnet (ferrite) materials from Arnold Engineering Company located in Sevierville, Tennessee. There are alternative qualified domestic and international sources for these ferrite materials, but the industry is currently running at capacity in response to strong demand from the automotive industry. The principal effect of this strong demand has been to increase the price for ferrite materials and lengthen the Company's lead time for ordering the substantial quantities of this material required for its products. In light of the current low level of demand for its permanent magnet products and efficient management of its needs, the Company does not at this time believe that the supply of permanent magnet materials would have a substantial impact on its business.

Warranty

         The expense to the Company to date for performance of its warranty obligations has not been significant.

                               CRYOGENIC PRODUCTS

Principal Products

         The Company's subsidiary, APD, produces specialty cryogenic refrigeration equipment for use in medical diagnostic equipment, laboratory research and semiconductor manufacturing. These products include:

* MRI Products. APD produces specialized shield coolers and recondensers (refrigerators) that reduce or eliminate liquid helium and liquid nitrogen boil-off during normal operation of conventional superconductive MRI magnet systems. Recondensers are particularly important where helium prices are high because they greatly reduce periodic charges to replace liquid helium lost through boiling (known as "boil-off"). The Company's Magnet Business Unit uses APD refrigerators for its superconductive MRI magnet systems. In addition, APD sells these refrigerators to other manufacturers of superconducting MRI magnet systems. APD licensee Daikin Industries, Ltd. ("Daikin"), is a Japanese company that produces shield coolers and other cryogenic products for the Japanese market. It has captured a significant portion of that market for shield coolers.

* Laboratory Cryogenic Systems. Laboratory cryogenic systems are sold to government, university and industrial research laboratories for use in applications such as spectroscopy, X-ray diffraction and narrow gap magnet studies, where they are used to reduce the temperatures of materials under study. These products generate cryogenic interface temperatures ranging from 2 Kelvin to 77 Kelvin using liquid nitrogen or helium open-cycle transfer systems or closed-cycle refrigeration systems.

* Cryogenic Vacuum Pumps (Cryopumps). Cryopumps are used principally in the semiconductor industry, but have other industrial and research applications. APD sells cryopumps principally to manufacturers of semiconductor production equipment. Through a joint effort with Daikin, APD recently introduced the Marathon(R) line of cryopumps. The product line is tailored for semiconductor processing equipment and is supported by a comprehensive world-wide sales and service network.

* CRYOTIGER(R) Refrigeration Systems. APD also sells a line of specialized cryogenic refrigeration systems under the registered tradename "CRYOTIGER". These refrigeration systems are intended to provide refrigeration optimization in the range of 70 Kelvin to 120 Kelvin for a broad range of applications. The first application of CRYOTIGER systems has been in electronic detector systems. Because the CRYOTIGER line is a closed-cycle refrigeration system, it competes principally against liquid nitrogen coolers, which in contrast to the CRYOTIGER line, requires the continued purchase of liquid nitrogen.

Marketing

         The Company markets its MRI products in this segment through a direct sales force based in APD's Allentown, Pennsylvania headquarters, APD's West Coast office in Sunnyvale, California and a European office near Oxford, England. APD also markets its laboratory systems and cryopump products through scientific and medical equipment sales representatives and distributors. APD also has a world-wide partnership with Daikin pursuant to which the parties sell common cryopumps under the "Marathon" trademark in well-defined territories. CRYOTIGER refrigeration systems are sold through APD's direct sales force, as noted above, and through scientific equipment sales representatives.

Competition/Market

         The Company's Cryogenic Products are subject to substantial competition within each of the markets for its principal products.

* MRI Products. The Company considers its principal competitor in the manufacture of recondensers and shield coolers to be Leybold AG ("Leybold"). Leybold is headquartered in Germany, and has sold substantially more recondensers and shield coolers than the Company. Moreover, Leybold has greater production capacity, greater financial resources than the Company, and successfully locked up many of APD's potential customers in multi-year supply agreements. The Company nonetheless believes that it can compete with Leybold on both technological and cost bases.

* Laboratory Cryogenic Systems. With respect to Laboratory Cryogenic Systems, the Company has no single identifiable competitor. Historically, the Company has competed against many different companies, domestically and internationally. The Company generally competes in this area on the basis of price and product quality.

* Cryogenic Vacuum Pumps (Cryopumps). The Company believes Helix Technology Corporation ("Helix") (which markets its products under the names "CTI Cryogenics" and "CTI") to be the world leader in marketing cryopumps. The Company believes that Helix controls 50% or more of the world market for cryopumps. Notwithstanding Helix's market predominance, the Company believes that it can compete with Helix on technological and equipment performance bases.

* CRYOTIGER Refrigeration Systems. Because the CRYOTIGER line is based upon proprietary technology recently developed and patented by APD, the Company feels that there is a significant opportunity for this product in the marketplace. CRYOTIGER refrigeration systems presently compete against certain closed-cycle machines, known as Sterling refrigerators, which the Company believes are more costly and less reliable than its CRYOTIGER product. Additionally, CRYOTIGER refrigerators, which are closed-cycle refrigeration systems, compete principally against open-cycle coolers that rely on reservoirs of liquid nitrogen which must be replenished periodically. Consequently, although the initial purchase price for a CRYOTIGER refrigerator may exceed the price of a comparable liquid nitrogen cooler, this higher initial cost will be offset by lower operating and maintenance costs and greater ease of use.

Backlog

         Due to APD's relatively short production cycle, the Company does not consider backlog to be material to an understanding of APD's business.

Raw Materials and Inventory

         APD purchases certain major components for its products from single sources, but the Company believes alternate sources are available. APD generally maintains a sufficient inventory of raw materials, assembled parts, and partially and fully assembled major components to meet production requirements.

Warranty

         The expense to the Company to date for the performance of its warranty obligations has not been significant.

                            RESEARCH AND DEVELOPMENT

General Research and Development

         The Company believes its research and development activities are important to its continued success in new and existing markets. Externally-funded development programs have directly increased sales of design services and products and, at the same time, assisted in expanding the Company's technical capabilities without burdening operating expenses. Under many of the Company's government contracts, the Company must share any new technology resulting from such contracts with the government, which would include the rights to transfer such technology to other government contractors; however, the Company does not currently expect such rights to have a material adverse effect on it.

         Previously, a substantial portion of research and development expenditures have been covered by external funding, principally from the U.S. government. In fiscal 1995, approximately 53% of total research and development activities were paid by such external programs compared to approximately 78% and 86% in fiscal years 1994 and 1993, respectively. During fiscal years 1995, 1994 and 1993, product research and development expenses, including those of the Cryogenic Products segment, were as follows:

                                                Fiscal Year Ended
                                        May 28, 1995         May 29, 1994      May 30, 1993
                                      -----------------     -------------      ------------
Internally-funded                     $   5,005,000         $  2,603,000       $  2,021,000

Externally-funded                         5,539,000            7,483,000         12,203,000
                                      ------------------    -------------      ------------

Total                                 $  10,544,000         $ 10,086,000       $ 14,224,000
                                      ==================    =============      ============

         The Company believes that, apart from continued reductions in federal spending on research and development, two other trends may limit external funding from U.S. government sources. First, and especially in the context of HTS technology, government contracts are emphasizing cost-sharing, which requires the awardee to contribute 20% to 50% of the total cost of the development effort. This cost-sharing requirement may limit the Company's reliance on the government as a significant source of research and development funds.

         Second, the Company's continued growth will soon place it outside the definition of a "small business" for U.S. government funding purposes. "Small businesses" are defined as concerns which employ fewer than 500 employees. While a sign of the Company's overall success, the growing employee count will make the Company ineligible for certain government-sponsored research and development programs for small businesses, such as Small Business Innovation Research ("SBIR") grants. The Company completed fiscal year 1995 as a small business with an employee count of 494. During its fiscal year 1995, the Company won SBIR grants totaling approximately $5,004,000, all of which will be completed even if the Company loses its small business status prior to such completion.

         Although external funding for research and development has declined in recent years, the Company can experience, in any given year, significant increases or decreases in external funding depending on its success in obtaining large dollar funded contracts.

New Product Development: HTS Materials.

         The Company believes that HTS materials in the form of Wire/Tape may, in the future, have a substantial impact on commercial markets and applications for superconductors. In particular, the Company believes HTS materials could be suitable for larger scale specialized electric power applications and high field magnets in five to ten years, depending upon further advances. Accordingly, the Company's research and development activities are focused on: (1) converting HTS materials into usable Wire/Tape with acceptable current densities, and (2) creating devices and equipment based upon such Wire/Tape.

         Because the Company believes that its expertise in processing LTS materials into wire and tape is applicable to the processing of HTS materials, the Company has focused its efforts on the development of HTS Wire/Tape. The Company does not currently conduct substantial research and development on the use of HTS materials in the form of thin films. Additionally, although the Company has done some basic research on identifying new HTS materials, the Company does not believe it currently has the resources to make a meaningful contribution in the highly competitive and costly endeavor of identifying new HTS materials.

         The Company's activities in this area have been funded primarily through government-supported research and development programs, including joint research agreements. Near the end of the 1995 fiscal year, the Company's joint development agreement with the U.S. Department of Energy's Argonne National Laboratory to develop commercial HTS wire products from Bismuth-based materials was extended. As part of the two-year project, the Department of Energy will provide the Company with $500,000 in research and development funds, which the Company will match. The project's goal is to implement a prototype manufacturing process that would improve the properties and reproducibility, and reduce the costs of manufacturing longer HTS wire lengths. An earlier collaboration between the Company and Argonne resulted in the successful manufacture of up to 800-meter lengths of multifilament conductor and high-performance monofilament tape conductors in lengths exceeding 100 meters. The long lengths of conductor were used to fabricate an engineering model magnet that generated a then-world record of 2.6T.

         While the Company expects to continue its focus on Bismuth-based HTS materials, it is seeking to broaden its technology base by developing wires using Thallium-based materials, which show promise of even higher superconducting performance than their Bismuth-based counterparts.

         The Company does not believe its current operations depend upon successful market acceptance of HTS-based products, nor are the Company's continued operations necessarily dependent on its success in the HTS marketplace even if HTS-based products do become commercially viable. However, if technical problems are solved and HTS materials become feasible for commercial applications in fields in which the Company competes, then the Company could be adversely affected unless it is able to develop products using HTS materials. Accordingly, while representing a relatively high-risk, long-term investment of its resources, the Company perceives HTS technology as an important future commercial opportunity of major strategic significance. Consequently, the Company expects to continue to work in this area.

         Because of the perceived high commercial potential of HTS materials, HTS research is a highly competitive field, and currently involves many commercial and academic institutions that may have more substantial economic and human resources to devote to HTS research and development than the Company. In addition, due to the proliferation of patents and patent applications, there can be no assurance that the Company will be able to compete effectively in this area due to the potential patent position of competitors.

New Product Development: SMES

         As referenced above, the Company recently was awarded a contract to build a micro superconductive magnetic energy storage ("SMES") system for the U.S. Air Force. The Company believes the contract award represents an opportunity to enter a new market with promising commercial applications for superconductive magnets. A SMES acts as an electro-magnetic storage system that protects critical power loads from interruptions, spikes and sags. Utilities currently minimize power interruptions through use of Uninterruptible Power Supplies (UPS), which may use tens of hundreds of conventional lead acid batteries per system, require costly maintenance, and present an environmental hazard upon disposal. By contrast, a micro SMES is more energy efficient, easier to maintain, has a life of more than 20 years, and is environmentally friendly.

While the potential SMES market appears substantial, there can be no assurances that the market will develop or that the Company will be able to successfully build on its entrance into that market through the award of the micro SMES system contract. Additionally, the Company faces other competitors interested in the SMES market, some of which may have superior resources and patent positions.

New Product Development: Refrigerants

         The Company believes that its FRIGC(R) family of environmentally acceptable refrigerants has broad-based commercial potential as replacements for ozone-depleting chlorofluorocarbons ("CFC's") currently being used as refrigerants. FRIGC refrigerants consist of various blends of refrigerant chemicals, each custom designed for a specific application. The Company has demonstrated various custom tailored blends of its FRIGC refrigerant under different operating conditions in automobiles, household refrigerators, home and commercial air conditioners and commercial freezers.

         The Company's FR-12(R) refrigerant is the first commercial product from its FRIGC family of refrigerants. The Company developed FR-12 refrigerant for use as a replacement for Freon R-12 in the after-market for automobile air conditioning refrigerants. (Most post-1994 automobile air conditioning systems have been designed for use with HFC-134a refrigerant. HFC-134a, however, cannot be used in most pre-1994 R-12 automotive air conditioning systems without substantial and costly changes - changes not required for use of FR-12 refrigerant.) Although this market for pre-1994 automobile air conditioning systems is finite in nature, the Company believes that by entering a niche but substantial market with limited interest to its competitors now, it will gain valuable experience and name recognition that will greatly facilitate future commercialization of other FRIGC refrigerants for other applications. The Company also believes that this market niche could prove significant as production of R-12 in the United States ceases after December 31, 1995, and existing stockpiles of R-12 are steadily depleted over the next several years.

         The Company has identified at least four important factors upon which successful commercialization of FRIGC FR-12 refrigerant will depend. There can be no assurances, however, that even if the Company succeeds with respect to these four factors that FRIGC FR-12 refrigerant will be accepted by the market or otherwise prove a commercial success. The Company believes that to successfully commercialize FR-12 refrigerant it must secure:

*        EPA listing of FR-12 refrigerant as an acceptable substitute for R-12.
         Effective as of July 13, 1995, the Company successfully obtained final EPA listing of FRIGC FR-12 refrigerant as an acceptable substitute for R-12 in mobile air conditioning applications. In this regard, FR-12 refrigerant met or exceeded the EPA's listing requirements, including proof that FR-12 refrigerant meets ozone depletion and global warming targets, and that FR-12 refrigerant is neither toxic nor flammable under use conditions. Use of FR-12 refrigerant is nonetheless subject to certain standard conditions (primarily the use of special fittings which are required for all refrigerants) to prevent unintended mixing of different refrigerants and facilitate recovery of refrigerants for recycling.

* Patent protection for FR-12 refrigerant. In June, 1995, the U.S. Patent Office issued to the Company U.S. Patent # 5,425,890 entitled Substitute Refrigerant For Dichlorodifluoromethane Refrigeration Systems. This patent, which broadly protects FRIGC FR-12 refrigerant, covers the specific formula approved for listing by the EPA. The Company is currently pursuing foreign protection in targeted markets.

* A reliable, high quality source of FR-12 refrigerant. On May 11, 1995, the Company signed an agreement with Schenectady International, Inc. ("SII") for the manufacture of FR-12 refrigerant. The Company believes that the agreement with SII, a privately held, multinational chemical company with thirteen (13) manufacturing facilities in ten (10) countries, will assure a quality supply of FR-12 refrigerant. SII's ability to produce commercial quantities of FR-12 refrigerant will depend on the availability of raw materials, which are manufactured by a small number of companies, including E.I. du Pont de Nemours & Co. ("duPont"), Allied Signal Corporation and Ausimont (Italy). Due to the small number of suppliers, there are no assurances the Company will be able to produce FR-12 refrigerant at a competitive cost.

* A marketing and distribution network targeted on identified niche opportunities. With respect to marketing and distribution, the Company has initially targeted automobile and truck fleet operators for the first commercial introduction of FRIGC FR-12 refrigerant. In fact, the Company delivered FR-12 refrigerant against its first significant order on May 6, 1995 to Tinker Air Force Base ("Tinker"). Tinker is using the refrigerant in its vehicle fleet, and is exploring its use in other applications, including aircraft, ground support equipment and temperature carts. The Company believes that sales of FR-12 refrigerant to fleet operators will accelerate its market penetration by concentrating its sales efforts on customers that will realize the most significant cost savings.

         Notwithstanding its success to date with FR-12 refrigerant, the Company does not have extensive experience marketing, selling and distributing refrigerants. Consequently, the Company continues to examine its need for a strategic partner to assist it with commercialization of FRIGC FR-12 refrigerant. There can be no assurances that the Company will be successful in marketing and distributing FR-12 refrigerant, either on its own or with the assistance of a strategic partner, or that the market will accept FR-12 refrigerant as a viable alternative to R-12.

         Under a letter of intent with the Chrysler Corporation ("Chrysler") entered early in fiscal year 1994, Chrysler indicated its interest in purchasing quantities of FRIGC refrigerant, although such purchases were contingent upon the Company meeting regulatory approvals as well as performance and price targets. While the Company has recently made substantial progress in initiating commercialization of its FRIGC refrigerant, as noted above, there can be no assurances that the Company will meet the various remaining contingencies set forth in the letter of intent, or that Chrysler's requirements for FRIGC refrigerant will materialize as envisioned in light of duPont's extension of the production of R-12 refrigerant through December, 1995. The Company does not currently believe that Chrysler will purchase material quantities of FRIGC refrigerant during the Company's fiscal year 1996.

         The Company currently expects that, over the long run, it will introduce other refrigerants from its FRIGC family of refrigerants for other carefully targeted market opportunities. The Company believes that its refrigerant technology - which is an outgrowth of its expertise in cryogenic technology - may give it a superior insight into refrigerant design and more flexibility in designing refrigerating hardware. Nonetheless, many other companies and research facilities currently are working to identify environmentally acceptable alternatives to the existing CFC- and HFC-based refrigerants. Many of these companies are larger, better financed, better staffed and more experienced in the refrigerant business than the Company. There can be no assurances that the Company's future refrigerants will meet all relevant regulatory and commercial requirements or that they will be accepted in the market.

         Moreover, the Company's success in developing and commercializing FRIGC refrigerant and associated technology will depend on its continued ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company expects to continue filing additional patent applications relating to its new refrigerant technology in the near future. No assurance can be given that any additional patents will issue with respect to patent applications filed or to be filed by the Company. Furthermore, even if such patents issue, there can be no assurance that any issued patents will protect against competitive products or otherwise be commercially valuable.

                                  INVESTMENTS

ULTRALIFE BATTERIES, INC.

         The Company owns 1,060,753 shares of the common stock (approximately 14% of the outstanding common stock) of Ultralife Batteries, Inc. ("Ultralife"). Headquartered in Newark, N.Y., Ultralife produces lithium batteries that are the same size and voltage as standard batteries, but have double the operating life and a longer shelf life (up to 10 years) than alkaline or zinc carbon batteries. These batteries currently command a premium price in the market for long-life batteries.

         Ultralife focuses on markets which require increased energy density and extended shelf life. The Company is represented on Ultralife's Board of Directors, and the companies have entered an agreement under which the Company is paid for providing certain technical advice and consulting services to Ultralife. To date, the amount of money received by the Company under this agreement has not been material.

         Ultralife completed an initial public offering of its common stock on December 31, 1992, and a second public offering on December 9, 1994. Although the Company elected to offer a portion of its Ultralife shares in connection with the underwriter's overallotment right in Ultralife's second public offering, this overallotment right was never exercised, and the Company ultimately sold none of these shares. The Company may in the future seek to sell all or a portion of these Ultralife shares.

         Ultralife's common stock is traded on the NASDAQ National Market System under the symbol ULBI. On July 31, 1995, Ultralife's common stock closed at a price of $16.50 per share.

SURREY MEDICAL IMAGING SYSTEMS LIMITED

         As of July 31, 1995, the Company owns 354,223 shares of the outstanding ordinary shares (approximately 23%) of Surrey Medical Imaging Systems Limited ("SMIS"). Located in Guildford, England, SMIS focuses on developing and marketing electronics and software for MRI and nuclear magnetic resonance spectroscopy applications. It also supplies equipment using X-ray and gamma ray Computerized Tomography ("CT") and Ultrasonics for use in non-destructive testing of a variety of materials.

         The Company believes that complete magnetic resonance system products can be built by combining SMIS' systems electronics and software with Intermagnetics' magnet systems. In this way, Intermagnetics and SMIS are able to address certain niche markets in both the clinical and industrial sectors which would be largely unavailable to the parties separately. Further, access of each party to a broader customer base, and augmented market intelligence, are expected to provide a greater sales potential for each of the parties' products individually. To date, the parties have collaborated on a variety of different opportunities including most recently a successful joint bid to develop a non-destructive NMR System for food analysis.

         As SMIS is privately held, the market value of this investment is not readily determinable.

                                   PERSONNEL

         At May 28, 1995, the Company employed 494 people.

         Within the Magnetic Products segment, the production and maintenance employees of the Company's IGC-AS Division, which is located in Waterbury, Connecticut, are represented by the United Steelworkers of America ("United Steelworkers"). The Company and the United Steelworkers negotiated a five year collective bargaining agreement, effective May 31, 1993. Within the Cryogenic Product segment, the production employees of the Company's subsidiary, APD, which is located in Allentown, Pennsylvania, are also represented by a labor union, the International Association of Machinists and Aerospace Workers ("IAMAW"). The Company and IAMAW negotiated a three-year collective bargaining agreement, effective August 8, 1994.

         There is great demand for trained scientific and technical personnel, and the Company's growth and success will require it to attract and retain such personnel. Many of the prospective employers of such personnel are larger and have greater financial resources than the Company and may be in a better position to compete with the Company for prospective employees.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are:

Name                                         Position                                    Age
----                                         --------                                    ---
Carl H. Rosner                              Chairman of the Board of Directors,           66
                                            President and Chief Executive Officer


Charles J. Dannemann                        Senior Vice President-Operations              55

Michael C. Zeigler                          Senior Vice President-Finance                 48
                                            & Chief Financial Officer

Bruce A. Zeitlin                            Vice President-Materials Technology           52

Gary L. Hordeski                            APD Cryogenics Inc. - Vice President,         45
                                            General Manager

Ian L. Pykett                               Technology Development Operations             42
                                            - Vice President

Richard L. Rhodenizer                       Magnet Business Unit - Vice President         58

         Mr. Rosner has been Chairman of the Board of Directors of the Company since the Company's formation in 1971 and before that headed the Superconductive Products Operation of GE. A principal founder of the Company, he also served as the Company's President and Chief Executive Officer until December 1978 and October 1981, respectively. He was renamed President and Chief Executive Officer in 1984, and has held such position since then.

         Mr. Dannemann was named Senior Vice President-Operations on May 1, 1995. Before joining the Company he was a corporate Vice President at Spar Aerospace, Ltd., in Toronto, Canada from May, 1984, and before that spent seventeen years at General Electric in aerospace marketing and business development.

         Mr. Zeigler was appointed Senior Vice President-Finance and Chief Financial Officer of the Company in September 1993. He previously served as Vice President-Finance and Chief Financial Officer of the Company from June 1987 until his appointment as a Senior Vice President, and served as the Company's Controller from June 1985 through June 1987.

         Mr. Zeitlin has been employed by the Company in various capacities since 1974. He has been responsible for marketing superconductive materials since 1982, and became Vice President-Materials Technology of the Company in 1985. Mr. Zeitlin has also headed the Company's superconductive materials operations (now IGC-AS) since 1987.

         Mr. Hordeski was appointed APD Cryogenics Inc. - Vice President and General Manager in 1990. Before joining the Company, he was employed by Leybold Vacuum Products, Inc. from 1982 to 1990, most recently as Vice President of Marketing.

         Dr. Pykett was appointed Technology Development Operations - Vice President in 1991. Prior to joining the Company, he had been President and Chief Executive Officer of Advanced NMR Systems, Inc., a diagnostic imaging company he co-founded in 1983.

         Mr. Rhodenizer was appointed Magnet Business Unit - Vice President in 1991. He originally joined the Company in 1971 as a project engineer and then served as Manager of Cryomagnetics and Manager of Projects until 1977. Between 1977 and 1990, Mr. Rhodenizer was employed by General Electric in a succession of management positions, culminating with the position of Manager, Superconducting Applications Program.

ITEM 2.  PROPERTIES.

         Since March, 1994, the Company's corporate offices, MBU and HTS Laboratory have been located in 145,810 square feet of newly constructed or newly renovated space located in Latham, New York (the "Latham Facility"). The Company financed the construction of the Latham Facility using existing cash reserves. In April, 1994, the Company executed a promissory note in the principal amount of $6,500,000 payable to a bank, which note was secured by a collateral assignment of a deposit account containing proceeds from a $6,500,000 loan from the bank. In August, 1994, the Company executed a mortgage in favor of the bank on the Latham Facility (including the land on which it is sited, and certain fixtures associated with the Latham Facility) in the amount of the unpaid principal due on the promissory note and the collateral assignment on the deposit account was released. The loan which is secured by the mortgage bears interest at the rate of 7.5%, and matures in May, 2001.

         The Company's production facilities for superconductive materials are located in Waterbury, Connecticut in premises of approximately 212,700 square feet (of which 57,900 square feet are presently being used) pursuant to a thirty year prepaid lease which expires in December 2021. The facility's equipment includes a drawbench with a pulling force of up to 150,000 pounds and a length of approximately 400 feet. The Company believes that this drawbench is one of the largest in the world.

         The Field Effects Division operates out of leased premises totaling 12,600 square feet in Acton, Massachusetts. Field Effects' facilities are subject to a one year lease expiring July 1, 1996. The Company does not believe that Field Effects' facility is significant to the Company's operations, and the Company does not believe that the failure to renew, or the loss of, this lease would have a material adverse effect on the Company's operations.

         APD operates out of a building, which it owns, in Allentown, Pennsylvania totaling 56,550 square feet.

         The Company believes its facilities are adequate and suitable for its current and near-term needs.

ITEM 3.  LEGAL PROCEEDINGS.

         Neither the Company nor any of its subsidiaries is a party to any material legal proceeding. To the Company's knowledge, no director, officer, affiliate of the Company, holder of 5% or more of the Company's Common Stock, or associate of any of the foregoing, is a party adverse to, or has a material interest adverse to, the Company or any of its subsidiaries in any proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the American Stock Exchange under the symbol IMG. The high and low sales prices of the Common Stock for each quarterly period for the last two fiscal years, as reported on the American Stock Exchange, are shown below.

                                                       Closing Prices(1)
                                                 ----------------------------
                                                    High               Low
                                                    ----               ---
Fiscal Year 1994
      Quarter Ended August 29, 1993             $  15 7/8           $   5 7/8
      Quarter Ended November 28, 1993              13 3/4              10 3/4
      Quarter Ended February 27, 1994              12 3/4               9 3/8
      Quarter Ended May 29, 1994                   18 1/2              11 1/8


Fiscal Year 1995
      Quarter Ended August 28, 1994             $  18 1/8            $ 13 1/4
      Quarter Ended November 27, 1994              16 1/2              13 1/2
      Quarter Ended February 26, 1995              14 1/4              11
      Quarter Ended May 28, 1995                   14 7/8              10 1/4

-------------
(1) The closing prices have been adjusted to reflect a five-for-four stock split that was distributed on September 8, 1994 to stockholders of record as of August 25, 1994 rounded to the nearest $1/8, and a three percent stock dividend distributed on June 15, 1995 to stockholders of record on May 31, 1995, rounded to the nearest $1/8.


         There were 2006 holders of record of Common Stock as of August 11, 1995. The Company has not paid cash dividends in the past ten years, and it does not anticipate that it will pay cash dividends or adopt such a cash dividend policy in the near future. The Board of Directors of the Company has declared a policy of granting annual stock dividends where, and to the extent that, the performance of the Company warrants such a declaration. Under the Company's bank agreements, prior bank approval is required for cash dividends in excess of the Company's net income for the year to which the dividend pertains.

ITEM 6.   SELECTED FINANCIAL DATA


                  The following selected financial information has been taken from the consolidated financial statements of the Company. The selected statement of operations data and the selected balance sheet data set forth below should be read in conjunction with, and is qualified in its entirety by, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes included in response to Items 7 and 8 hereto.


                                                      (Dollars in Thousands, Except Per Share Amounts)
For the Fiscal Year Ended             May 28, 1995     May 29, 1994     May 30, 1993     May 31, 1992    May 26, 1991
                                      ------------     ------------     ------------     ------------    ------------
Net sales                               $83,877          $51,238          $56,308          $58,219         $60,777
Total revenue                            85,747           52,257           57,295           59,179          61,508
Cost of products sold                    60,174           34,894           40,030           41,256          46,411
Income before income taxes                6,512            2,099            3,901            4,774           3,135
Net income                                4,007            2,148            3,140            4,264           2,810
Per primary share:
    Income before
      cumulative effect of
      accounting change                     .35              .11              .32              .43             .29
    Cumulative effect of                                     .08
       accounting change
    Net income                              .35              .19              .32              .43             .29

At End of Fiscal Year                      1995             1994             1993             1992            1991
                                           ----             ----             ----             ----            ----

Working capital                         $52,655          $49,339          $19,601          $24,966         $22,866
Total assets                            103,706           93,787           58,359           53,187          49,325
Long-term debt
  (net of current maturities)            39,807           39,859            4,991           10,650           9,708
Retained earnings (deficit)              (2,495)          (2,595)          (2,735)          (5,873)         (5,714)
Shareholders' equity                     53,305           46,935           41,765           35,081          30,131

---------------
(a) Income per primary share has been computed during each period based on the weighted average number of shares of Common Stock outstanding plus dilutive common stock equivalents (where applicable).

(b) The Company did not pay a cash dividend on its Common Stock during any of the periods indicated.

(c) Net income per primary share has been restated to give effect to the five-for-four stock split effected September 8, 1994, and the 3% stock dividends distributed in September, 1991, September, 1992, September, 1993, and June, 1995.

(d) Net income for the fiscal year ended May 29, 1994 reflects a cumulative effect of accounting change in the amount of $888,000 or $.08 per primary share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

         The following tables set forth, for the periods indicated, the percentages which certain items reflected in the financial data bear to total revenues of the Company and the percentage change of such items from period to period. See the Consolidated Financial Statements included in response to Item 8 hereto, for financial information to which the percentages set forth below relate.

                                                                                   Period to Period
                                       Relationship to Total Revenues             Increase (Decrease)
                                 --------------------------------------           -------------------
                                            Fiscal Year Ended                        Fiscal Years
                                 --------------------------------------           -------------------
                                 May 28,         May 29,         May 30,          1994-          1993-
                                  1995            1994            1993            1995           1994
                                 -------         -------         -------         ------         ------
Net sales                         97.8%           98.1%           98.3%           63.7%          (9.0%)
Other revenue                      2.2             1.9             1.7            83.5            3.0
                                  ----            ----            ----

Total revenue                    100.0           100.0           100.0            64.1           (8.8)

Costs and expenses:
 Cost of products sold            70.2            66.8            69.9            72.4          (12.8)
 Product research and
   development                     5.8             5.0             3.5            92.3           28.8
 Marketing, general and
   administrative                 13.2            20.7            17.6             4.0            7.8
 Interest and other
   expenses                        3.2             3.5             2.2            53.1           41.5
                                  ----            ----            ----
                                  92.4            96.0            93.2            58.0           (6.1)
                                  ----            ----            ----
Income before income
   taxes                           7.6             4.0             6.8           210.2          (46.2)

Provision for income
   taxes                           2.9             1.6             1.3           198.6           10.2
                                  ----            ----            ----
Income before cumula-
   tive effect of accounting
   change                          4.7             2.4             5.5           218.0          (59.9)

Cumulative effect of
   change in method of
   accounting for income
   taxes                            --             1.7              --            **             **
                                  ----            ----            ----
Net income                         4.7%            4.1%            5.5%           86.5%         (31.6%)
                                  ====            ====            ====

--------------
** Not applicable for purposes of this table.

                 RESULTS OF OPERATIONS -- 1995 COMPARED TO 1994

         In fiscal 1995 total revenues increased approximately 64% compared to fiscal 1994. Sales of Magnetic Products increased approximately 79% while sales of Cryogenic Products increased approximately 18%. Gross margin, as a percentage of sales, decreased in the Magnetic Products segment by 4.2% and by 2.8% in the Cryogenic Products segment. See Note I of Notes to Consolidated Financial Statements, included in response to Item 8 hereto, for financial information by industry segment.

         The substantial increase in revenues was due primarily to increased sales of a new family of magnet systems for MRI. These new magnet systems range in field strength from 0.5T to 1.5T and the Company delivered a large quantity (more than 50% of shipments) of the higher field strength magnets. Previously, the Company mainly sold 0.5T magnets. Gross margin, as a percentage of net sales, declined slightly reflecting the higher than normal costs associated with the initial production of new products.

         Because the Company's growth in fiscal 1995 came substantially from an increase in market share achieved by its largest customer, based in part on the Company's new family of magnet systems, it is not expected that a similar extraordinary rate of growth will be experienced in the coming year.

         In June, 1995, the Company received EPA final acceptance of its CFC refrigerant replacement with the trademark "FRIGC FR-12" refrigerant for use in mobile air conditioning systems and also received a US Patent for FRIGC FR-12. The Company also signed agreements with Schenectady International, Inc. to manufacture FRIGC FR-12 refrigerant, with Aeroquip to manufacture the necessary field couplings, adapters and hose assemblies for FR-12 refrigerant adaptation and with Robinair for the necessary FR-12 refrigerant installation equipment. The first commercial order of FR-12 refrigerant was shipped to a military base and the Company announced that FR-12 refrigerant was being made available to the fleet vehicle market.

         Company-funded product research and development increased approximately 92% in fiscal 1995 compared to fiscal 1994 as the Company continued its engineering effort on internally-funded development programs related to cryogenic products, high temperature superconductors, FRIGC refrigerants and other highly proprietary product areas. The higher levels of Company expenditures were required since third party contracts and government programs to conduct research and development projects, continued to decline. These externally-funded contracts which are included in net sales, decreased approximately 26% in fiscal 1995 compared to fiscal 1994. Total research and development (internally and externally funded) rose from approximately $10.1 million to approximately $10.5 million. Because the Company's continued growth may disqualify it for small business research awards at some point in the near future, the ability of the Company to look to the government as a significant source of external funds for research and development activities will continue to diminish.

         Marketing, general and administrative expenses increased a modest 4% in fiscal 1995 compared to fiscal 1994, all of which was in the marketing area, as the Company continued tight control over general and administrative expenditures. Interest expense was higher in fiscal 1995 due to the issuance of the convertible, subordinated debentures in September, 1993 and the mortgage on the Company's new facility in April, 1994.

         The Company's effective income tax rate decreased slightly in fiscal 1995 due primarily to the tax benefits derived from the establishment of a foreign sales corporation. See Note F of Notes to Consolidated Financial Statements, included in response to Item 8 hereto, for detailed information regarding income taxes, and information regarding the adoption (and impact) of the Statement of Financial Accounting Standards 109 during the first quarter of fiscal 1994.

         Magnetic Products Segment. Sales in this segment, which consists of the design, development and manufacture of superconductive magnets and materials, permanent magnets and other magnetic products, increased approximately 79% in fiscal 1995 compared to the prior year. Magnet sales increased by approximately 116% and material sales increased approximately 27% due to strong demand for the new family of magnet systems for MRI and increased demand for superconductive wire for MRI magnets. Gross profit margin, as a percentage of net sales, declined for magnet systems, reflecting the higher costs associated with the initial production phase of a newly designed product line.

         Cryogenic Products Segment. This segment, which consists of the design, development and manufacture of cryogenic refrigeration equipment and refrigerants had increased sales of approximately 18% in fiscal 1995. This increase was primarily the result of a substantial increase in sales of shield coolers for MRI magnet systems and sales of a new line of cryogenic refrigeration equipment (CRYOTIGER(tm)). Gross profit margin, as a percentage of net sales decreased slightly in fiscal 1995 compared to fiscal 1994 due to price reductions for shield coolers and higher initial production costs for the new CRYOTIGER(tm) line.

                 RESULTS OF OPERATIONS -- 1994 COMPARED TO 1993

         In fiscal 1994 total revenues declined approximately 9% compared to fiscal 1993. Sales of Cryogenic Products increased approximately 7% while sales of Magnetic Products declined approximately 10%. Gross margin, as a percentage of sales, increased in the Cryogenic Products segment by 4.3% but declined 0.6% in the Magnetic Products segment.

         The revenue decline in fiscal 1994 (as well as fiscal 1993) was caused principally by reduced demand for MRI magnets resulting from health care cost concerns and poor general economic conditions worldwide. However, sales of superconducting materials did increase in fiscal 1994 due to increased customer demands resulting from newer, more materials intensive magnet designs.

         Product research and development increased approximately 29% in fiscal 1994 compared to fiscal 1993 as the Company continued its engineering effort on internally-funded development programs related to FRIGC refrigerants, high temperature superconductors, cryogenic products and other highly proprietary product areas. The Company continued to benefit from third party contracts and government programs to conduct research and development projects, although at a lower level. These externally-funded contracts which are included in net sales, decreased approximately 39% in fiscal 1994 compared to fiscal 1993. As a result, total research and development (internally and externally funded) decreased to approximately $10.1 million from approximately $14.2 million.

         Marketing, general and administrative expenses increased approximately 8% in fiscal 1994 compared to fiscal 1993 due to increased costs for public relations, bid and proposal efforts, executive compensation, the addition of selected personnel as well as general increased costs of doing business. Interest expense was higher in fiscal 1994 due to the issuance of convertible, subordinated debentures in September 1993.

         The Company's effective income tax rate increased in fiscal 1994 to approximately 40% (up from approximately 20% in fiscal 1993) due primarily to the utilization in prior years of the remaining net operating loss carryforwards. See Note F of Notes to Consolidated Financial Statements, included in response to Item 8 hereto, for detailed information regarding income taxes, and information regarding the adoption (and impact) of Statement of Financial Accounting Standards 109 during the first quarter of fiscal 1994.

         Magnetic Products Segment. Sales in this segment decreased approximately 10% in fiscal 1994 compared to the prior year. A 23% increase in materials sales was offset by a 24% decline in magnet sales which was due principally to reduced customer delivery requirements for MRI magnets. Gross profit margin, as a percentage of net sales, increased approximately 4% with a significant increase in materials due to increased sales and productivity improvements. Magnet margins had a slight decline due to lower sales. In this segment, the Company recorded a favorable $400,000 governmental billing rate adjustment (which is subject to audit) in the first quarter of fiscal 1993 which was mostly offset by a $300,000 contract price reduction for the Superconducting Super Collider program in the second quarter of fiscal 1993.

         Cryogenic Products Segment. This segment had decreased sales of approximately 7% in fiscal 1994. All product lines experienced a decrease in sales except cryopumps, spares, service and other revenue. Gross profit margin, as a percentage of net sales increased nominally in fiscal 1994 compared to fiscal 1993.

         The Company had planned to be an active bidder for, and supplier under, contracts to be awarded by the Superconducting Super Collider ("SSC") Laboratory for the development and manufacture of superconducting wire, cable, magnets and accessories. In September 1993, Congress voted to terminate this project. The cancellation of this program had no material effect on the Company in fiscal 1994. However, the Company did lose a substantial opportunity to significantly increase its superconducting business over a period of five to eight years.

                       LIQUIDITY AND CAPITAL COMMITMENTS

         In fiscal 1995 the Company generated net cash of approximately $3,828,000 from operating activities and $440,000 from financing activities which was used to purchase property, plant and equipment and to make an additional investment in Surrey Medical Imaging Systems, Limited, a UK company engaged in the manufacture and sale of systems electronics and software for MRI and Nuclear Magnetic Resonance (NMR) spectroscopy. During the first quarter of fiscal 1995, the Company adopted SFAS No. 115 which had the effect of increasing the carrying value of certain investments to market value. The amount of this increase at May 28, 1995 was $2,979,000 with corresponding increases in deferred taxes payable of $1,192,000 and shareholders' equity of $1,787,000. These investments, which are shown on the balance sheet at May 28, 1995 as "Available for sale securities", have a cost basis of $2,121,000 and market value of $5,100,000. In March 1995, the Company announced a stock buy-back program under which the Company may, from time-to-time through December 31, 1995, repurchase up to 1,000,000 shares of its Common Stock depending on market conditions. The repurchases are expected to be financed from working capital and would be used, among other things, to meet future obligations under stock option plans and outstanding convertible securities. As of May 28, 1995 the Company had repurchased a total of 88,100 shares for approximately $1,000,000. See the Consolidated Statements of Cash Flows in the Consolidated Financial Statements, included in response to Item 8 hereto, for a detailed description of the sources and uses of cash during fiscal 1995 as well as the two preceding years.

         The Company's capital resource commitments as of July 30, 1995 consisted principally of capital equipment commitments of approximately $850,000.

         The Company has a three year, unsecured $10,000,000 line of credit with a bank which bears interest at the London Interbank Offered Rate (LIBOR) plus 1.25% or prime and will expire in November 1997, none of which was in use on July 30, 1995.

         The Company believes that it will have sufficient working capital to meet its needs for the short-term by using internally generated funds and existing credit facilities. However, on a longer-term basis with substantial increases in sales volume and/or unusually large expenditure requirements to commercialize the FRIGC family of refrigerants, the Company may be required to obtain additional lines of credit for working capital purposes and possibly make periodic public offerings or private placements in order to meet the liquidity needs of such growth. While the Company does not believe it will be restricted in financing such growth, there can be no assurances that such sources of financing will be available to the Company in sufficient amounts or on acceptable terms. Under such circumstances, the Company would expect to manage its growth within the financing available.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Attached hereto and filed as part of this report are the financial statements and supplementary data listed in the list of Financial Statements and Schedules included in response to Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective September 1, 1994, the Company's certifying accountant, the firm of Ernst & Young, LLP ("Ernst & Young"), closed their Albany, New York practice. As of September 12, 1994, the client-auditor relationship between the Company and Ernst & Young ceased.

         Ernst & Young had been the Company's auditors since the Company's initial public offering. The reports of Ernst & Young on the Company's financial statements for fiscal 1994 and 1993 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         In connection with the audits of the Company's financial statements for each of the two fiscal years ended May 29, 1994 and May 30, 1993, and in the subsequent interim period, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the matter in their report. In connection with the filing by the Company of a Report on Form 8-K, dated September 12, 1994, Ernst & Young submitted a letter addressed to the Securities and Exchange Commission in which it agreed with the Company's foregoing statements.

         At a meeting held on November 9, 1994, the Audit Committee of the Board of Directors of the Company approved the engagement as of that date of KPMG Peat Marwick LLP ("KPMG") as the Company's independent auditors for the fiscal year ending May 28, 1995.


PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning directors called for by Item 10 of Form 10-K will be set forth under the heading "Election of Directors" in the Company's definitive proxy statement relating to the 1995 Annual Meeting of Shareholders (the "Proxy Statement"), and is hereby incorporated herein by reference.

         The information concerning executive officers called for by Item 10 of Form 10-K is set forth in "Item 1. Business" of this annual report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

                  The information with respect to compensation of certain executive officers and all executive officers of the Company as a group to be contained under the headings "Executive Compensation" and "Certain Transactions" in the Proxy Statement is hereby incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The information with respect to ownership of the Company's Common Stock by management and by certain other beneficial owners to be contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information with respect to certain relationships and related transactions to be contained under the heading "Certain Transactions" in the Proxy Statement is hereby incorporated herein by reference.


PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

               (a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS.

Attached hereto and filed as part of this report are the financial statements, schedules and the exhibits listed below.

1.       Financial Statements

         Report of Independent Auditors

         Consolidated Balance Sheets as of May 28, 1995 and May 29, 1994

         Consolidated Statements of Income for the fiscal years ended May 28, 1995, May 29, 1994 and May 30, 1993

         Consolidated Statements of Shareholders' Equity for the fiscal years ended May 28, 1995, May 29, 1994 and May 30, 1993

         Consolidated Statements of Cash Flows for the fiscal years ended May 28, 1995, May 29, 1994 and May 30, 1993

         Notes to Consolidated Financial Statements

2.       Schedules

         II       Valuation and Qualifying Accounts

         All other schedules are not required or are inapplicable and, therefore, have been omitted.

3.       Exhibits

Articles of Incorporation and By-laws

         3(i)          Restated Certificate of Incorporation (4) (Exhibit 3.1)

         3(ii)         By-laws, as amended (5) (Exhibit 3.2)

Instruments defining the rights of security holders, including indentures

         4.1           Form of Common Stock certificate (8) (Exhibit 4.1)

         4.2 Amended and Restated Loan Agreement dated as of December 23, 1991 among Meridian Bank, Intermagnetics General Corporation, APD Cryogenics Inc., Magstream Corporation and IGC Advanced Superconductors Inc.(8) (Exhibit 4.3)

         4.3 First Amendment dated as of February 26, 1992 to the Amended and Restated Loan Agreement dated as of December 23, 1991 among Meridian Bank, Intermagnetics General Corporation, APD Cryogenics Inc., Magstream Corporation and IGC Advanced Superconductors Inc. (8) (Exhibit 4.4)

         4.4 Second Amendment dated as of June 14, 1994 to the Amended and Restated Loan Agreement dated as of December 23, 1991 among Meridian Bank, Intermagnetics General Corporation, APD Cryogenics Inc. and Magstream Corporation. (11)

         4.5 Third Amendment dated as of August 1, 1994 to the Amended and Restated Loan Agreement dated as of December 23, 1991 among Meridian Bank, Intermagnetics General Corporation, APD Cryogenics Inc. and Magstream Corporation (11)


Material Contracts

         10.1 Agreement Restating and Superseding Lease and Granting Rights to Use Common Areas and Other Rights dated as of December 23, 1991 between Waterbury Industrial Commons Associates, IGC Advanced Superconductors Inc. and Intermagnetics General Corporation (8) (Exhibit 10.1)

+        10.2          1990 Stock Option Plan (7) (Appendix A)

+        10.3          1981 Stock Option Plan, as amended (2) (Exhibit 10.7)

+        10.4          Supplemental Executive Benefit Agreement (1)
                       (Exhibit 10.37)

+        10.5          Stock Option Plan for Non-Employee Directors, as
                       amended (2) (Exhibit 10.21)

         10.6 Agreement dated June 9, 1992 between Philips Medical Systems Nederlands B.V. and Intermagnetics General Corporation for sales of magnet systems (12) (Exhibit 10.6)

         10.7 Purchase Agreement dated as of January 1, 1994 between Intermagnetics General Corporation and General Electric Company (12) (Exhibit 10.7)

+        10.8          Employment Agreement between Intermagnetics General
                       Corporation and Carl H. Rosner (8) (Exhibit 10.8)

         10.9 Share Purchase Agreement, dated January 23, 1992, by and between Ultralife Batteries, Inc. and Intermagnetics General Corporation (9) (Exhibit 10.1)

         10.10 Letter of Intent, dated as of May 23, 1993, by and between Chrysler Corporation and APD Cryogenics Inc., a wholly-owned subsidiary of Intermagnetics General Corporation (1") (Exhibit 10.11)

Letter regarding change in certifying accountant

         16.1 Letter, dated September 12, 1994, to the Securities and Exchange Commission from Ernst & Young LLP, the registrant's former certifying accountant (13)
                       (Exhibit 16.1)

         16.2 Letter, dated November 10, 1994, to the Securities and Exchange Commission from Ernst & Young LLP, the registrant's former certifying accountant (14) (Exhibit 16.1)

Subsidiaries of the registrant

*        21            Subsidiaries of the Company

Consents of experts and counsel

*        23            Consent of KPMG Peat Marwick, LLP with respect to the
                       Registration Statements Numbers 2-80041, 2-94701,
                       33-2517, 33-12762, 33-12763, 33-38145, 33-44693,
                       33-50598, 33-55092 and 33-72160 on Form S-8.

------------------
         (1) Exhibit incorporated herein by reference to the Registration Statement on Form S-2 (Registration No. 2-99408) filed by the Company on August 2, 1985.

         (2) Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1987.

         (3) Exhibit incorporated herein by reference to the Quarterly Report on Form 10-Q filed by the Company for the six months ended November 29, 1987.

         (4) Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 28, 1989.

         (5) Exhibit incorporated by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 27, 1990.

         (6) Exhibit incorporated by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 26, 1991, as amended by Amendment No. 2 on Form 8 dated October 22, 1991.

         (7) Exhibit incorporated by reference to the Proxy Statement dated October 4, 1991 for the 1991 Annual Meeting of Shareholders.

         (8) Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1992, as amended by Amendment No. 1 on Form 8 dated November 17, 1992.

         (9) Exhibit incorporated herein by reference to the Quarterly Report on Form 10-Q filed by the Company for the six months ended November 29, 1992.

        (10) Exhibit incorporated herein by reference to the Annual Report on Form 10-K/A1 for the fiscal year ended May 30, 1993. Portions of this Exhibit were omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to an Application for Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

        (11) Exhibit incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended May 29, 1994.

        (12) Exhibit incorporated herein by reference to the Annual Report on Form 10-K/A2 for the fiscal year ended May 29, 1994. Portions of this Exhibit were omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to an Application for Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

        (13) Exhibit incorporated herein by reference to the Report on Form 8-K filed by the Company on September 12, 1994.

        (14) Exhibit incorporated herein by reference to the Report on Form 8-K filed by the Company on November 11, 1994.



* Filed with the Annual Report on Form 10-K for the fiscal year ended May 28, 1995.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

         The Company agrees to provide the SEC upon request with copies of certain long-term debt obligations which have been omitted pursuant to the applicable rules.

         The Company agrees to furnish supplementally a copy of omitted Schedules and Exhibits, if any, with respect to Exhibits listed above upon request.



                            (b) REPORTS ON FORM 8-K

None.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERMAGNETICS GENERAL CORPORATION

Date: August 24, 1995                       By: /s/ Carl H. Rosner
                                               -----------------------
                                                    Carl H. Rosner
                                                    President


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Each person in so signing also makes, constitutes and appoints Carl H. Rosner, Chairman, President and Chief Executive Officer, Michael C. Zeigler, Senior Vice President - Finance and Chief Financial Officer, and each of them, his true and lawful attorneys-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

Name                                        Capacity                                    Date
----                                        --------                                    ----
  /s/Carl H. Rosner                         Chairman, President,                        August 24, 1995
-------------------------                   Chief Executive Officer
     Carl H. Rosner                         (principal executive
                                            officer) and Director


  /s/Michael C. Zeigler                     Senior Vice President-                      August 24, 1995
-------------------------                   Finance; Chief Financial
     Michael C. Zeigler                     Officer (principal financial
                                            and accounting officer)


  /s/Joseph C. Abeles                       Director                                    August 24, 1995
-------------------------
     Joseph C. Abeles


  /s/Edward E. David, Jr.                   Director                                    August 24, 1995
-------------------------
     Edward E. David, Jr.


  /s/Jack E. Goldman                        Director                                    August 24, 1995
-------------------------
     Jack E. Goldman


  /s/Thomas L. Kempner                      Director                                    August 24, 1995
-------------------------
     Thomas L. Kempner


  /s/Sheldon Weinig                         Director                                    August 24, 1995
-------------------------
     Sheldon Weinig

                            1. Financial Statements

KPMG     PEAT MARWICK LLP

         74 North Pearl Street
         Albany, NY 12207


                          Independent Auditors' Report


Board of Directors and Shareholders
Intermagnetics General Corporation


We have audited the accompanying consolidated balance sheet of Intermagnetics General Corporation as of May 28, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying consolidated financial statements of Intermagnetics General Corporation as of May 29, 1994, were audited by other auditors whose report thereon dated July 18, 1994, except for Note C, as to which the date is August 1, 1994, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermagnetics General Corporation as of May 28, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


July 14, 1995

                                             /s/KPMG Peat Marwick LLP




         Member Firm of
         Klymveld Peat Marwick Goerdeler

Ernst & Young, LLP        1800 One MONY Plaza             Phone:   315 425 8011
                          Syracuse, New York 13202        Fax:     315 422 5226



                         Report of Independent Auditors

Board of Directors and Shareholders
Intermagnetics General Corporation

We have audited the accompanying consolidated balance sheet of Intermagnetics General Corporation as of May 29, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two fiscal years in the period ended May 29, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermagnetics General Corporation at May 29, 1994, and the consolidated results of its operations and its cash flows for each of the two fiscal years in the period ended May 29, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, in 1994 the Company changed its method of accounting for income taxes.


                                                   /s/ Ernst & Young LLP


Albany, New York
July 18, 1994, except for Note C,
   as to which the date is August 1, 1994

CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)


ASSETS                                            May 28, 1995     May 29, 1994
                                                  ------------     ------------
 CURRENT ASSETS
  Cash and cash equivalents                          $13,009            $13,196
  Trade accounts receivable, less allowance
   (1995 - $145; 1994 - $100)                         20,267             12,957
  Costs and estimated earnings in excess of
   billings on uncompleted contracts                   1,144              2,704
  Inventories:
   Finished products                                     605                733
   Work in process                                    16,960             16,067
   Materials and supplies                              8,828              9,313
                                                    --------          ---------
                                                      26,393             26,113
  Prepaid expenses and other                           1,244              1,362
                                                    --------          ---------
    TOTAL CURRENT ASSETS                              62,057             56,332

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                1,502              1,502
  Buildings and improvements                          16,214             15,540
  Machinery and equipment                             27,364             24,171
  Leasehold improvements                                 233                233
                                                    --------          ---------
                                                      45,313             41,446
  Less allowances for depreciation and
   amortization                                       22,766             19,832
                                                    --------          ---------
                                                      22,547             21,614
  Equipment in process of construction                 2,632              2,564
                                                    --------          ---------
                                                      25,179             24,178




INTANGIBLE AND OTHER ASSETS
  Available for sale securities                        5,100
  Other investments                                    8,502             10,052
  Purchased technology, less accumulated
   amortization (1995 - $1,108; 1994 - $1,011)           483                580

  Royalties receivable                                                       68
  Other assets                                         2,385              2,577
                                                    --------          ---------
TOTAL ASSETS                                        $103,706            $93,787
                                                    --------          ---------

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY              May 28, 1995     May 29, 1994
                                                  ------------     ------------
 CURRENT LIABILITIES
  Note payable                                                              $94
  Current portion of long-term debt                     $238                279
  Accounts payable                                     4,032              2,552
  Salaries, wages and related items                    2,402              1,919
  Customer advances and deposits                         496                764
  Product warranty reserve                               822                562
  Accrued interest expense                               323                367
  Other liabilities and accrued expenses               1,089                456
                                                    --------          ---------
    TOTAL CURRENT LIABILITIES                          9,402              6,993



LONG-TERM DEBT, less current portion                  39,807             39,859
DEFERRED INCOME TAXES, on unrealized
  gain on available for sale securities                1,192



SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
   Authorized - 20,000,000 shares
    Issued and outstanding (including
     shares in treasury):
      1995 - 11,081,303 shares
      1994 - 10,865,483 shares                         1,108              1,055
  Additional paid-in capital                          55,166             49,133
  Retained earnings (deficit)                         (2,495)            (2,595)
  Unrealized gain on available
   for sale securities                                 1,787
  Foreign currency translation adjustments               (46)               194
                                                    --------          ---------
                                                      55,520             47,787


  Less cost of Common Stock in treasury
    (1995 - 242,768 shares; 1994
      - 126,812 shares)                               (2,215)              (852)
                                                    --------          ---------
                                                      53,305             46,935
                                                    --------          ---------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $103,706            $93,787
                                                    ========          =========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)



                                                             Fiscal Year Ended
                                                    -----------------------------------
                                                    May 28,       May 29,        May 30,
                                                     1995          1994           1993
                                                    -------       -------        -------
Net sales                                           $83,877       $51,238        $56,308
Other revenue                                         1,870         1,019            987
                                                    -------       -------        -------
Total revenue                                        85,747        52,257         57,295


Costs and expenses:
  Cost of products sold                              60,174        34,894         40,030
  Product research and development                    5,005         2,603          2,021
  Marketing, general and administrative              11,275        10,844         10,059
  Interest and other expense                          2,781         1,817          1,284
                                                    -------       -------        -------
                                                     79,235        50,158         53,394
                                                    -------       -------        -------

Income before income taxes                            6,512         2,099          3,901

Provision for income taxes                            2,505           839            761
                                                    -------       -------        -------

Income before cumulative effect of
  accouting change                                    4,007         1,260          3,140

Cumulative effect of change in method of
  accounting for income taxes                                         888
                                                    -------       -------        -------
NET INCOME                                           $4,007        $2,148         $3,140
                                                    =======       =======        =======


PER SHARE:

Primary and fully diluted:
  Income before cumulative effect of
    accounting change                                $  .35        $  .11         $  .32
  Cumulative effect of accounting change                              .08
                                                    -------       -------        -------
  Net income                                         $  .35        $  .19         $  .32
                                                    =======       =======        =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
INTERMAGNETICS GENERAL CORPORATION
Fiscal Years Ended May 28, 1995, May 29, 1994 and May 30, 1993
(Dollars in Thousands, Except Per Share Amounts)

                                                                                            Unrealized
                                                                                             Gain on        Foreign
                                                                  Additional    Retained   Available for    Currency
                                                      Common       Paid-In      Earnings       Sale       Translation    Treasury
                                                      Stock        Capital     (Deficit)    Securities    Adjustments     Stock
                                                     ---------    ---------    ---------    ----------    -----------    --------
BALANCES AT MAY 31, 1992                                  $717      $40,362     ($5,873)                      ($11)        ($114)
Net Income                                                                        3,140
Sale of 310,481 shares of Common Stock,
  including receipt of 81,770 shares of
  Treasury Stock, upon exercise of stock
  options at $2.642 to $3.905 per share                     24        1,110                                                 (507)
Sale of 11,294 shares of Common Stock
  to IGC Savings Trust at $4.996 to
  $6.969 per share                                           1           62
Insurance of 455,569 shares of Common
  Stock on purchase of equity securities                    34        2,918
Stock dividends and payment for
  fractional shares                                                      (3)         (2)
Unrealized loss on foreign currency
  translation                                                                                                  (93)
                                                     ---------     --------    --------                    -------      --------
BALANCES AT MAY 30, 1993                                   776       44,449      (2,735)                      (104)         (621)

Net income                                                                        2,148
Tax benefit from exercise of stock options                              491
Sale of 572,757 shares of Common Stock,
  including receipt of 23,400 shares of
  Treasury Stock, upon exercise of stock
  options at $2.666 to $8.511 per share                     44        2,402                                                 (231)
Sale of 3,642 shares of Common Stock to
  IGC Savings Trust at $6.046 to
  $17.417 per share                                                      17
Stock dividends and payment for
  fractional shares                                         24        1,985      (2,008)
Adjustment for five-for-four stock split
  2,173,857 shares                                         211         (211)
Unrealized gain on foreign currency
  translation                                                                                                  298
                                                     ---------     --------    --------                    -------      --------
BALANCES AT MAY 29, 1994                                 1,005       49,133      (2,595)                      (194)         (852)


Net income                                                                        4,007
Tax benefit from exercise of stock options                            1,025
Sale of 207,027 shares of Common Stock,
  including receipt of 27,856 shares of
  Treasury Stock, upon exercise of stock
  options at $3.465 to $11.165 per share                    18        1,124                                                 (329)
Sale of 15,573 shares of Common Stock
  to IGC Savings Trust at $10.437 to
  $16.893 per share                                          2           26
Stock dividends and payment for
  fractional shares                                         33        3,858      (3,907)
Unrealized gain on available for sale securities                                              $1,787
Unrealized loss on foreign currency
  translation                                                                                                 (240)
Purchase of 88,100 shares of Treasury
  Stock at $10.75 to $14.625                                                                                              (1,034)
                                                     ---------     --------    --------      -------       -------      --------
BALANCES AT MAY 29, 1995                                $1,108      $55.166     ($2,495)      $1,787          ($46)      $(2,215)
                                                     =========     ========    ========      =======       =======      ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)



                                                             Fiscal Year Ended
                                                    -----------------------------------
                                                    May 28,       May 29,        May 30,
                                                     1995          1994           1993
                                                    -------       -------        -------


OPERATING ACTIVITIES
Net Income                                           $4,007        $2,148         $3,140
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Cumulative effect of accounting change                            (888)
   Depreciation and amortization                      3,270         3,266          2,948
   Provision for deferred taxes                          18          (486)           (58)
   Imputed interest on royalties receivable             (29)          (45)           (66)
   Imputed interest on unsecured notes                  189           169            152
   Change in operating assets and liabilities:
     (Increase) decrease in accounts receivable
       and costs and estimated earnings in excess
       of billings on uncompleted contracts          (5,750)       (3,436)           708
     (Increase) decrease in inventories and
       prepaid expenses                                (162)       (9,314)         1,210
     Increase (decrease) in accounts payable and
       accrued expenses                               3,550         1,318           (707)
     Change in foreign currency translation
       adjustments                                     (240)          305            (93)
     Other                                                              2
                                                    -------       -------        -------
   NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                       4,853        (6,961)         7,234

INVESTING ACTIVITIES
Purchases of property, plant and equipment           (3,935)       (9,443)        (3,031)
Payments received on royalties receivable                97           190            213
Acquistions of equity securities                       (570)       (2,525)        (3,048)
Increase in other assets                                (47)          (52)          (441)
                                                    -------       -------        -------
   NET CASH USED IN INVESTING ACTIVITIES             (4,455)      (11,830)        (6,307)


FINANCING ACTIVITIES
Proceeds from note payable and long-term borrowing    1,914        45,719          1,319
Debt issue costs                                                   (1,161)           (13)
Purchase of Treasury Stock                           (1,034)
Proceeds from sales of Common Stock                     825         2,233            685
Principal payments on note payable and
 long-term debt                                      (2,290)      (16,457)        (2,276)
                                                    -------       -------        -------
   NET CASH PROVIDED BY (USED IN) FINANCING
     ACTIVITIES                                        (585)       30,334           (285)
                                                    -------       -------        -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (187)       11,543            642

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                           13,196         1,653          1,011
                                                    -------       -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $13,009       $13,196         $1,653
                                                    =======       =======        =======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INTERMAGNETICS GENERAL CORPORATION

NOTE A - ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company's 25% investment in a joint venture (GEC Alsthom Intermagnetics, a European manufacturer of magnetic products) is accounted for using the equity method of accounting.

Cash Flows:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Sales:

Sales are generally recognized as of the date of shipment or in accordance with customer agreements.

Sales to the United States Government or its contractors under cost reimbursement contracts are recorded as costs are incurred and include estimated earned fees.

Sales of products involving long-term production periods and manufactured to customer specifications are generally recognized by the percentage-of-completion method, by multiplying the total contract price by the percentage that incurred costs to date bear to estimated total job costs, except when material costs are substantially incurred at the beginning of a contract, in which case material costs are charged to the contract as they are placed into production. At the time a loss on a contract is indicated, the Company accrues the entire amount of the estimated ultimate loss.

The Company accrues for possible future claims arising under terms of various warranties made in connection with the sale of products.

Inventories:

Inventories are priced at the lower of cost (first-in, first-out) or market value.

Property, Plant and Equipment:

Land and improvements, buildings and improvements, machinery and equipment and leasehold improvements are recorded at cost. Provisions for depreciation are computed using the straight-line method in a manner that is intended to amortize the cost of such assets over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the remaining initial term of the lease.

Income Taxes:

Effective May 31, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As permitted under this new standard, prior years' financial statements have not been restated. The cumulative effect of adopting SFAS 109 on the Company's financial statements was to increase net income by $888,000 for the year ended May 29, 1994.

Pension Plan:

The Company has a pension plan covering all eligible employees. Prior service costs are amortized over a period of 30 years. It is the policy of the Company to fund pension costs accrued.

Purchased Technology:

The Company has acquired technology in connection with business acquisitions. The cost of such purchased technology is amortized over the estimated useful life (ten to fifteen years) using the straight-line method.

Capitalized Interest:

The Company capitalizes interest costs on certain assets constructed for its own use. No interest was capitalized during fiscal 1993 or fiscal 1995. In fiscal 1994 $186,000 ($.02 per share) of the $1,999,000 interest incurred was capitalized as part of buildings.

NOTE B - INVESTMENTS

As of May 28, 1995, the Company owned 1,060,753 shares (approximately 14%) of the common stock of Ultralife Batteries, Inc., a manufacturer of lithium batteries, acquired at a total cost of $7,527,000 including 429,417 shares of the Company's Common Stock valued at $2,952,000 (based on a Stock Purchase Agreement). The market value of these securities at May 28, 1995 was $18,033,000, the sale of which is restricted under US Securities laws. As of May 28, 1995, the cost and market value of "Available for Sale" securities, representing those salable under Securities laws were $2,121,000 and $5,100,000, respectively. During fiscal 1995, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 115, "Accounting for
Certain Investments in Debt and Equity Securities". Application of SFAS 115 resulted in an increase in the carrying value of the Ultralife investment of $2,979,000 and corresponding increases in the deferred tax liability and shareholders' equity of $1,192,000 and $1,787,000, respectively.

As of May 28, 1995, the Company owned 292,612 shares (approximately 19%) of Surrey Medical Imaging Systems Limited (SMIS), a UK company engaged in the manufacture and sale of electronics and software for magnetic resonance imaging and nuclear magnetic resonance spectroscopy applications. During fiscal 1994, 249,902 shares were acquired for cash of $2,525,000. The remaining 42,710 shares were acquired in fiscal 1995 for cash of $445,000. The investment is carried at cost ($3,526,000). As SMIS is privately held, the market value of this investment is not readily determinable. In June of 1995, the Company acquired an additional 61,611 shares for cash of $558,000. Beginning in fiscal 1996, the Company will be required to adopt the equity method of accounting for this investment.

NOTE C - NOTE PAYABLE AND LONG-TERM DEBT

The Company has a three year, unsecured $10,000,000 bank line of credit which is scheduled to expire in November, 1997. Borrowings under the line (none at May 28, 1995) bear interest at either the London Interbank Offered Rate (LIBOR) (6.06% at May 28, 1995) plus 1.25% or prime (9% at May 28, 1995), at the
Company's option. Borrowings under the line at May 29, 1994 bore interest at prime (7.25%) plus .25%.

Long-term debt consists of the following:

(In Thousands)                             May 28,                    May 29,
                                            1995                       1994
                                           -------                    -------
Revenue bonds                              $ 1,875                    $ 1,950
Mortgage payable                             6,343                      6,492
Installment notes                                6                         63
Unsecured notes                              1,821                      1,633
Convertible debentures                      30,000                     30,000
                                           -------                    -------
                                            40,045                     40,138
Less current portion                           238                        279
                                           -------                    -------
Long-term debt                             $39,807                    $39,859
                                           =======                    =======



Revenue bonds consist of a subsidiary's (APD Cryogenics Inc.) obligation under an agreement with an Economic Development Authority with respect to revenue bonds issued in connection with the acquisition of certain land, building and equipment acquired at a total cost of approximately $2,408,000. The bonds bear interest at a weekly adjustable rate (convertible to fixed rate at the option of the Company) which averaged 3.74% for the year ended May 28, 1995 (2.69% for the year ended May 29, 1994). The bonds mature serially in amounts ranging from $75,000 in December 1995 to $200,000 in December 2009. In the event of default or upon the occurrence of certain conditions, the bonds are subject to mandatory redemption at prices ranging from 100% to 103% of face value. As long as the interest rate on the bonds is adjustable weekly, the bonds are redeemable at the option of the Company at face value. The Company makes monthly advance payments to restricted cash accounts in amounts sufficient to meet the interest and principal payments on the bonds when due. The balances of these accounts, included in "Cash and Cash Equivalents" on the accompanying consolidated balance sheets, were $32,000 at May 28, 1995, and May 29, 1994.

The mortgage payable bears interest at the rate of 7.5%, is payable in monthly installments of $52,000, including principal and interest through April, 2001 with a final payment of $5,155,000 due in May 2001. The loan is secured by land and buildings and certain equipment acquired at a cost of approximately $10,800,000.

The installment note bears an interest rate of 12.5% and is payable in monthly installments, including principal and interest, totaling $500 through August 1995 with a final payment of $5,000 in September 1995. This note is secured by equipment acquired at a cost of approximately $24,000.

Unsecured notes consist of ten-year notes payable in one installment on December 30, 1996, in the principal amount of $1,700,000 issued in connection with an acquisition. Such notes were non-interest bearing through May 31, 1992, and thereafter bear interest at 6% per annum payable on December 30, 1996. The notes have been discounted to reflect a market rate of interest.

Convertible debentures at May 28, 1995 consist of $30,000,000 of 5.75% convertible subordinated debentures due September 2003, issued in a private placement, which are convertible into Common Stock at approximately $15.15 per share. Interest on the debentures is payable semi-annually. The debentures are redeemable, in whole or in part, at the option of the Company at any time on or after September, 1996 at prices ranging from 104.025% to 100.575% and mature in September 2003. The debentures also provide for redemption at the option of the holder upon a change in control of the Company, as defined, and are subordinated to senior indebtedness, as defined.

Aggregate  maturities of long-term debt for the next five fiscal years are: 1996
-  $238,000;  1997 -  $2,277,000;  1998 - $283,000;  1999 - $298,000  and 2000 -
$212,000.

Interest paid for the years ended May 28, 1995, May 29, 1994, and May 30, 1993 amounted to $2,461,000, $1,434,000 and $931,000, respectively.

NOTE D - SHAREHOLDERS' EQUITY

In March 1995, the Company declared a 3% stock dividend which was distributed on all outstanding shares, except Treasury Stock, on June 15, 1995. The financial statements have been adjusted retroactively to reflect this stock dividend in all numbers of shares, price per share and earnings per share.

The Company has established three Stock Option Plans: the 1981 Stock Option Plan, the Stock Option Plan for Non-Employee Directors and the 1990 Stock Option Plan. Shares and prices per share have been adjusted to reflect the 3% stock dividend distributed in June 1995. During fiscal 1995, the Board of Directors authorized an increase of 500,000 shares available for grant under the 1990 Stock Option Plan and granted options therefrom, all of which is subject to shareholders' approval at the 1995 Annual Meeting. The total shares authorized for grant under such plans are 1,406,885, 492,409 and 1,879,035, respectively.

Option activity under these plans was as follows:


                                                            Fiscal Year Ended
                                    ----------------------------------------------------------------------
                                           May 28, 1995                               May 29, 1994
                                    -------------------------------       --------------------------------
                                      Number          Option Price          Number          Option Price
                                     of Shares          Per Share          of Shares          Per Share
                                    -----------      -----------------    ------------  ------------------

Options outstanding
  at beginning of year               1,363,086       $2.666 to 13.010      1,624,712      $2.666 to 9.951

Options granted                        314,203      $11.408 to 14.927        394,614     $5.528 to 13.010
Options exercised                     (207,027)      $3.465 to 11.165       (572,757)     $2.666 to 8.511

Options cancelled                       (6,686)      $3.465 to 13.010        (83,483)    $3.465 to 12.621
                                     ---------                             ---------
Options outstanding
  at end of year                     1,463,576                             1,363,086
                                     =========                             =========




As of May 28, 1995, options under the Plans were exercisable as follows:

1981 Stock Option Plan                         127,809
1990 Stock Option Plan                         460,150
                                               -------
Exercisable options                            587,959
                                               =======

Following are the shares of Common Stock reserved for issuance and the related exercise prices for the outstanding stock options at May 28, 1995:

                                         Number                Exercise Price
                                        of Shares                Per Share
                                        ---------              ---------------
1981 Stock Option Plan                   129,216               $2.666 to 4.887
1990 Stock Option Plan                 1,334,360              $4.354 to 14.927
                                       ---------
Shares reserved for issuance           1,463,576
                                       =========

NOTE E - RETIREMENT PLANS

The Company has a non-contributory, defined benefit plan covering all eligible employees. Benefits under the plan are based on years of service and employees' career average compensation. The Company's funding policy is to contribute annually an amount sufficient to meet or exceed the minimum funding standard contained in the Internal Revenue Code.

Contributions are intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future.

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at May 28, 1995 and May 29, 1994:



(In Thousands)                                                      1995                   1994
                                                                   ------                 ------
Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including vested benefits of
 $3,515 and $2,886 as of May 28, 1995 and May 29, 1994,
 respectively.                                                    $  3,692               $  3,031
                                                                  ========               ========


Projected benefit obligation for service rendered to dat          $ (5,163)              $ (4,130)

Plan assets (consisting of common stock, US Government and
 corporate debt obligations and money funds) at fair value           4,770                  3,854
                                                                  --------               --------

Projected benefit obligation in excess of plan assets                 (393)                  (276)

Unrecognized net (gain) loss from past experience different
  from that assumed and effects of changes in assumptions               27                    (84)

Prior service cost not yet recognized in net periodic
  pension cost                                                          91                    100


Unrecognized net transition obligation                                  45                     50
                                                                  --------               --------
Accrued pension cost included in salaries, wages and related
  items                                                           $   (230)              $   (210)
                                                                  ========               ========

Net pension cost includes the following components:

                                                                             Fiscal Year Ended
                                                                  ------------------------------------
                                                                  May 28,         May 29,      May 30,
(In Thousands)                                                     1995            1994         1993
                                                                  -------         -------      -------

  Service cost - benefits earned during the period                $ 447           $ 458        $ 451

  Interest cost on projected benefit obligation                     353             275          238

  Actual return on plan assets                                     (528)           (285)        (290)

  Net amortization and deferral                                     219              15           83
                                                                  -----           -----        -----
  Net pension cost                                                $ 491           $ 463        $ 482
                                                                  =====           =====        =====


The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 8% in each of the three years ended May 28, 1995, May 29, 1994, and May 30, 1993. The rate of increase in future compensation levels used in determining the aforementioned obligation was 6% in each of the three years ended May 28, 1995, May 29, 1994, and May 30, 1993. The expected long-term rate of return on plan assets in each of the years ended May 28, 1995, May 29, 1994 and May 30, 1993 was 8%.

The Company also maintains an employee savings plan, covering substantially all employees, under Section 401(k) of the Internal Revenue Code. Under this plan, the Company matches a portion of employees' contributions. Expenses under the plan during the years ended May 28, 1995, May 29, 1994 and May 30, 1993 aggregated $232,000, $216,000 and $198,000, respectively.

The Company maintains supplemental retirement and disability plans for certain of its executive officers. These plans utilize life insurance contracts for funding purposes. Expenses under these plans were $35,000, $39,000 and $40,000 for the years ended May 28, 1995, May 29, 1994 and May 30, 1993, respectively.

NOTE F - INCOME TAXES

The components of the provision for income taxes are as follows:

(In Thousands)                                Fiscal Year Ended
                             --------------------------------------------------
                             May 28, 1995       May 29, 1994       May 30, 1993
                             ------------       ------------       ------------
Current
  Federal                      $ 2,006           $   901            $   585
  State                            481               424                525
                               -------           -------            -------
                                 2,487             1,325              1,110

Deferred
  Federal                           16              (437)               (48)
  State                              2               (49)               (10)
                               -------           -------            -------
                                    18              (486)               (58)


Benefits from use of
 operating loss and tax
 credit carryforwards                                                  (291)
                               -------           -------            -------
Provision for income taxes     $ 2,505           $   839            $   761
                               =======           =======            =======


In the first quarter of fiscal 1994, the Company adopted the Statement of Financial Accounting Standards (SFAS) 109. Under provisions of the SFAS the Company recorded a net deferred tax asset of $888,000 and a corresponding increase in net income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the net current and non-current deferred tax assets, which are included in "Prepaid Expenses and Other" and "Other Assets", respectively, are as follows:

(In Thousands)
                               May 28, 1995               May 29, 1994
                               ------------               ------------

Current
  Inventory reserves               $972                        $728
  Non-deductible accruals           418                         442
  Product warranty reserve          241                         208
  Other                             (26)                        (26)
  Less:  Valuation allowance       (517)                       (517)
                                 ------                      ------
    Total current                 1,088                         835
                                 ------                      ------
Non-Current
  Depreciation                      112                          32
  Foreign subsidiaries              317                         317
  Other                             158                         111
  Tax credits                                                   398
  Less:  Valuation allowance       (319)                       (319)
                                 ------                      ------
    Total non-current               268                         539
                                 ------                      ------
      TOTAL                      $1,356                      $1,374
                                 ======                      ======


The reasons for the differences between the provision for income taxes and the amount of income tax determined by applying the applicable statutory federal tax rate to income before income taxes are as follows:


(In Thousands)

                                                           Fiscal Year Ended
                                          ----------------------------------------------------
                                          May 28, 1995        May 29, 1994        May 30, 1993
                                          ------------        ------------        ------------
Pre-tax income at statutory tax
  rates (34%)                                $2,214                $714              $1,327
Non-deductible amortization of
  intangibles                                    42                  42                  42
State taxes, net of federal benefit             317                 280                 347
Contract income                                                    (153)                153
Inventory reserves                                                                     (816)
Depreciation                                                                             78
Warranty reserves and other non-
 deductible accruals                                                                   (143)
Benefit of operating loss and tax
 credit carryforwards                                                                  (291)
Provision for deferred tax assets                                                       (58)
Other                                           45                 (44)                 122
Benefit of Foreign Sales Corporation          (113)                  0                    0
                                            ------              ------               ------
Provision for income taxes                  $2,505                $839                 $761
                                            ======              ======               ======



The Company paid income taxes of $1,118,000, $411,000 and $1,365,000 during the years ended May 28, 1995, May 29, 1994 and May 30, 1993, respectively.

NOTE G - PER SHARE INFORMATION

Income per share amounts are based on the weighted average number of common shares outstanding during the year plus common stock equivalents as shown below:




(In Thousands)

                                                           Fiscal Year Ended
                                          ----------------------------------------------------
                                          May 28, 1995        May 29, 1994        May 30, 1993
                                          ------------        ------------        ------------
Primary
  Weighted average shares outstanding      10,826,583          10,532,735           9,579,830
  Common stock equivalents                    662,438             753,676             380,082
                                          -----------         -----------         -----------
   TOTAL                                   11,489,021          11,286,411           9,959,912
                                          ===========         ===========         ===========

Fully Diluted
  Weighted average shares outstanding      10,826,583          10,532,735           9,579,830
  Common stock equivalents                    682,557             998,681             380,082
                                          -----------         -----------         -----------
  TOTAL                                    11,509,140          11,531,416           9,959,912
                                          ===========         ===========         ===========

Both primary and fully diluted shares include the dilutive effect (common stock equivalents) of outstanding stock options based on the treasury stock method using average market price for primary and closing market price (unless the average market price is higher) for fully diluted. Shares issuable upon conversion of the $30,000,000 convertible subordinated debentures are considered in calculating fully diluted earnings per share, but have been excluded as the effect would be antidilutive.

The Company distributed 3% stock dividends to shareholders on June 15, 1995, September 1, 1993 and September 2, 1992. In September 1994, the Company distributed a five-for-four stock split. The distributions have been made from the Company's authorized but unissued shares. All data with respect to earnings per share, weighted average shares outstanding and common stock equivalents have been adjusted to reflect these stock dividends and stock split.

NOTE H - LEASE COMMITMENTS

The Company leases certain equipment under operating lease agreements expiring at various dates through December, 1999. Through March, 1994, the Company also leased certain office and manufacturing facilities. Certain of the leases provide for renewal options. Total rent expense was $208,000 for the year ended May 28, 1995, $526,000 for the year ended May 29, 1994 and $542,000 for the year ended May 30, 1993.

Future minimum rental commitments, excluding renewal options, under the noncancellable leases covering certain equipment through the term of the lease are as follows:

         Fiscal Year
         -----------
         1996                       $ 55,000
         1997                         45,000
         1998                         34,000
         1999                         31,000
         2000                         18,000
                                    --------
         Total                      $183,000
                                    ========

NOTE I - INFORMATION BY INDUSTRY SEGMENT

The Company operates in two business segments: superconductive magnets and materials, permanent magnets and other magnetic products (Magnetic Products) and cryogenic refrigeration equipment and refrigerants (Cryogenic Products).

Net sales by business segment represent sales to unaffiliated customers. No significant transfers between segments have occurred. Income (loss) from operations represents net sales less operating expenses.

Identifiable assets are those used specifically in each segment's operations.

Income of foreign subsidiaries, primarily in the Cryogenic Products segment, amounted to $66,000, $190,000 and $63,000 in fiscal 1995, 1994 and 1993, respectively.

The Company's segment information is as follows:



(In Thousands)
                                                                        Fiscal Year Ended
                          --------------------------------------------------------------------------------------------------------
                                      May 28, 1995                        May 29, 1994                       May 30, 1993
                          -------------------------------       -------------------------------     ------------------------------
                          Magnetic     Cryogenic                Magnetic     Cryogenic              Magnetic    Cryogenic
                          Products     Products     Total       Products     Products     Total     Products    Products     Total
                          --------     ----------   -----       --------     ---------    -----     --------    ---------    -----
Net Sales:
 Magnet systems            $48,581                 $48,581      $22,481                 $22,481     $29,448                $29,448
 Superconductive wire       19,790                  19,790       15,622                  15,622      12,681                 12,681
 Cryogenic products                      $15,506    15,506                   $13,135     13,135                $14,179      14,179
                          --------      --------  --------     --------     --------   --------    --------   --------    --------
     Total                 $68,371        15,506    83,877       38,103       13,135     51,238      42,129     14,179      56,308

Income (loss) from
 operations                  7,242           181     7,423        3,322         (425)     2,897       3,556        642       4,198

Net income (loss)            4,306          (299)    4,007        2,970         (822)     2,148       2,813        327       3,140

Identifiable assets         91,255        12,451   103,706       81,181       12,606     93,787      46,935     11,424      58,359

Depreciation and
 amortization expense        2,854           416     3,270        2,895          371      3,266       2,679        269       2,948

Additions to property,
 plant and equipment         3,532           403     3,935        8,948          495      9,443       2,567        464       3,031

NOTE J - PRINCIPAL CUSTOMERS AND EXPORT SALES

Sales to significant customers, substantially all of which were sales by the Magnetic Products segment, during the last three fiscal years are as follows:



(Dollars in Thousands)


                           1995                        1994                       1993
                   ---------------------       ---------------------      ---------------------
                                  % of                        % of                       % of
                    Sales         Sales         Sales         Sales        Sales         Sales
                  -------       -------       -------       -------      -------       -------
Customer A         $43,868        52.3%        $16,269        31.8%        $25,942        46.1%
Customer B           7,369         8.8%          8,377        16.3%          9,806        17.4%
Customer C          17,708        21.1%         13,108        25.6%          8,978        15.9%
                   -------        ----         -------        ----         -------        ----
Total              $68,945        82.2%        $37,754        73.7%        $44,726        79.4%
                   =======        ====         =======        ====         =======        ====


The Company's net export sales for the fiscal years ended May 28, 1995, May 29, 1994, and May 30, 1993 totaled $51,600,000, $22,022,000 and $31,816,000, respectively, substantially all of which were to European customers.

NOTE K - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for fiscal 1995 and 1994 are as follows:

(In Thousands, Except Per Share Amounts)

                                                       Gross               Net         Earnings Per
                                      Net Sales        Profit            Income        Primary Share
                                      ---------        ------            ------        -------------
1995 Quarter Ended
  August 28, 1994                      $14,900         $4,230              $245             $.02
  November 27, 1994                     19,787          6,111               830              .07
  February 26, 1995                     21,653          6,188             1,097              .10
  May 28, 1995                          27,537          7,174             1,835              .16

1994 Quarter Ended
  August 29, 1993                      $11,008         $3,840            $1,110             $.10
  November 28, 1993                     12,007          3,753               176              .02
  February 27, 1994                     12,278          3,891               330              .02
  May 29, 1994                          15,945          4,860               532              .05


In the quarter ended August 29, 1993, net income and earnings per primary share included $888,000 and $.08, respectively, of cumulative effect of change in method of accounting for income taxes, see Note F.

                                 Exhibit Index


         Exhibit                                                         Page
         -------                                                         ----
         21                Subsidiaries of the Company                    53

         23                Consent of KPMG Peat Marwick, LLP with         54
                           respect to the Registration Statements
                           Numbers 2-80041, 2-94701, 33-2517,
                           33-12762, 33-12763, 33-38145, 33-44693,
                           33-50598 and 33-72160 on Form S-8