Form 10-K/A
period 1995-05-28
INTERMAGNETICS GENERAL CORP
filed 1995-08-29
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A1

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

                         Commission File Number 1-11344
                                               ---------

                       INTERMAGNETICS GENERAL CORPORATION
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter.)

            New York                                          14-1537454
- -------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

         450 Old Niskayuna Road,
            Latham, New York                                     12110
- ---------------------------------------                  ----------------------
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code (518) 782-1122
                                                          --------------

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered

Common Stock - $.10 par value                   American Stock Exchange
- -----------------------------         -----------------------------------------

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

         There are two broad classes of superconductive materials. LTS materials are metals and alloys that become superconductive when cooled to temperatures near absolute zero (4.2 Kelvin or minus 452 degrees Fahrenheit). Because of their superior ductile characteristics, LTS materials are generally used in the form of flexible wire or tape ("Wire/Tape"). HTS materials are composed of specific compounds that become superconductive when cooled to temperatures close to that of liquid nitrogen (77 Kelvin or minus 320 degrees Fahrenheit). Although large scale commercial applications have not yet emerged for HTS materials, the Company is currently doing development work on various applications of HTS technology in the form of less flexible Wire/Tape. See "Research and Development
- - New Products" below.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are:

Name                                         Position                                    Age
- ----                                         --------                                    ---
Carl H. Rosner                              Chairman of the Board of Directors,           66
                                            President and Chief Executive Officer


Charles J. Dannemann                        Senior Vice President-Operations              55

Michael C. Zeigler                          Senior Vice President-Finance                 48
                                            & Chief Financial Officer

Bruce A. Zeitlin                            Vice President-Materials Technology           52

Gary L. Hordeski                            APD Cryogenics Inc. - Vice President,         45
                                            General Manager

Ian L. Pykett                               Technology Development Operations             42
                                            - Vice President

Richard L. Rhodenizer                       Magnet Business Unit - Vice President         58

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
      Quarter Ended May 28, 1995                   14 7/8              10 1/4

- -------------
(1) The closing prices have been adjusted to reflect a five-for-four stock split that was distributed on September 8, 1994 to stockholders of record as of August 25, 1994 rounded to the nearest $1/8, and a three percent stock dividend distributed on June 15, 1995 to stockholders of record on May 31, 1995, rounded to the nearest $1/8.


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

- ---------------
(a) Income per primary share has been computed during each period based on the weighted average number of shares of Common Stock outstanding plus dilutive common stock equivalents (where applicable).

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
                                  ====            ====            ====

- --------------
** Not applicable for purposes of this table.

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

         Consolidated Statements of Income for the fiscal years ended May 28, 1995, May 29, 1994 and May 30, 1993

         Consolidated Statements of Shareholders' Equity for the fiscal years ended May 28, 1995, May 29, 1994 and May 30, 1993

         Consolidated Statements of Cash Flows for the fiscal years ended May 28, 1995, May 29, 1994 and May 30, 1993

         Notes to Consolidated Financial Statements

2.       Schedules

           Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 1995 is amended to reflect the filing of the following Schedule which was inadvertently omitted from the electronic filing of Registrant's original Annual Report on Form 10-K for the fiscal year ended May 28, 1995:

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
                       Registration Statements Numbers 2-80041, 2-94701,
                       33-2517, 33-12762, 33-12763, 33-38145, 33-44693,
                       33-50598, 33-55092 and 33-72160 on Form S-8.

- ------------------
         (1) Exhibit incorporated herein by reference to the Registration Statement on Form S-2 (Registration No. 2-99408) filed by the Company on August 2, 1985.

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

                                            INTERMAGNETICS GENERAL CORPORATION

Date: August 28, 1995                       By: /s/ Carl H. Rosner
                                               -----------------------
                                                    Carl H. Rosner
                                                    President


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                        Capacity                                    Date
- ----                                        --------                                    ----
  /s/Carl H. Rosner                         Chairman, President,                        August 28, 1995
- -------------------------                   Chief Executive Officer
     Carl H. Rosner                         (principal executive
                                            officer) and Director


  /s/Carl H. Rosner*                        Senior Vice President-                      August 28, 1995
- -------------------------                   Finance; Chief Financial
     Michael C. Zeigler                     Officer (principal financial
                                            and accounting officer)


  /s/Carl H. Rosner*                        Director                                    August 28, 1995
- -------------------------
     Joseph C. Abeles


  /s/Carl H. Rosner*                        Director                                    August 28, 1995
- -------------------------
     Edward E. David, Jr.


  /s/Carl H. Rosner*                        Director                                    August 28, 1995
- -------------------------
     Jack E. Goldman


  /s/Carl H. Rosner*                        Director                                    August 28, 1995
- -------------------------
     Thomas L. Kempner


  /s/Carl H. Rosner*                        Director                                    August 28, 1995
- -------------------------
     Sheldon Weinig

*By: /s/ Carl H. Rosner
     ------------------------------------
         Carl H. Rosner, Attorney-in-fact

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

Aggregate  maturities of long-term debt for the next five fiscal years are: 1996
- -  $238,000;  1997 -  $2,277,000;  1998 - $283,000;  1999 - $298,000  and 2000 -
$212,000.

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

                                  2. Schedules

                       INTERMAGNETICS GENERAL CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in Thousands)

- ---------------------------------------------------------------------------------------------------------------------------------
             COL A.                       COL. B              COL. C          COL. D           COL. E                 COL. F
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                        -----------------------------------
                                        Balance at          Charged to      Charged to
                                        Beginning           Costs and     Other Accounts-    Deductions-             Balance at
DESCRIPTION                             of Period           Expenses         Describe          Describe            End of Period
- ---------------------------------------------------------------------------------------------------------------------------------
Year Ended May 28, 1995

Deducted from asset accounts:
 Allowance for doubtful accounts         $  100               $   59                         $   14 (3)               $  145
 Reserve for inventory obsolescence       4,073                  663                            332 (5)                4,404
Included in liability accounts:
 Product warranty reserve                $  562               $  776                         $  516 (1)               $  822
 Contract adjustment reserve(4)             103                   46                                                     149


Year Ended May 29, 1994

Deducted from asset accounts:
 Allowance for doubtful accounts         $   63               $  147                         $  110 (3)               $  100
 Reserve for inventory obsolescence       3,269                  846                             42 (5)                4,073
Included in liability accounts:
 Product warranty reserve                $  553               $  245                         $  236 (1)               $  562
 Contract adjustment reserve(4)             225                                                 122 (2)                  103


Year Ended May 30, 1993

Deducted from asset accounts:
 Allowance for doubtful accounts         $   63               $   29                         $   29 (3)               $   63
 Reserve for inventory obsolescence       5,673                   28                          2,432 (5)                3,269
Included in liability accounts:
 Product warranty reserve                $  494               $  367          $ 90 (6)       $  398 (1)               $  553
 Contract adjustment reserve(4)             155                   91             0               21 (2)                  225

(1) Cost of warranty performed.
(2) Settlement of contracts adjustments.
(3) Write-off uncollectible accounts.
(4) Classified in the Balance Sheet with other liabilities and accrued expenses.
(5) Write-off or sale of obsolete inventory.
(6) Material reclassified to inventory.

                                 Exhibit Index


         Exhibit                                                         Page
         -------                                                         ----
         21*               Subsidiaries of the Company                    53

         23*               Consent of KPMG Peat Marwick, LLP with         54
                           respect to the Registration Statements
                           Numbers 2-80041, 2-94701, 33-2517,
                           33-12762, 33-12763, 33-38145, 33-44693,
                           33-50598 and 33-72160 on Form S-8





- -----------
* Previously filed.