Form 10-K/A
period 1995-05-28
INTERMAGNETICS GENERAL CORP
filed 1995-09-14
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A2

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

                     For the fiscal year ended May 28, 1995
                                               ------------
                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

            For the transition period fro _______  to ________

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       LIQUIDITY AND CAPITAL COMMITMENTS

      Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 1995, as amended by Registrant's Annual Report on Form 10-K/A1 for the fiscal year ended May 28, 1995, is further amended to reflect the restatement of the first sentence of the first paragraph of the text under the heading "LIQUIDITY AND CAPITAL COMMITMENTS" of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations as follows:

         In fiscal 1995 the Company generated net cash of approximately $4,853,000 from operating activities which was used in financing activities ($585,000) and to purchase property, plant and equipment and to make an additional investment in Surrey Medical Imaging Systems, Limited, a UK company engaged in the manufacture and sale of systems electronics and software for MRI and Nuclear Magnetic Resonance (NMR) spectroscopy.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

               (a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS.

1.       Financial Statements

         Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 1995 as amended by Registrant's Annual Report 10-K/A1 for the fiscal year ended May 28, 1995, is further amended to reflect the re-filing of the Report of Independent Auditors which includes reference in that Report to the Schedules previously filed as a part of Item 14(a)2 of this Annual Report on Form 10-K/A1 for the fiscal year ended May 28, 1995.

         Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 1995, as amended by Registrant's Annual Report on Form 10-K/A1 for the fiscal year ended May 28, 1995, is further amended to reflect the restatement of Note B of the Notes To Consolidated Financial Statements to effect deletion of the reference to "$3,526,000" in the last paragraph of that Note B.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTERMAGNETICS GENERAL CORPORATION

Date: September 14, 1995                By: /s/ Michael C. Zeigler
                                              -----------------------
                                                Michael C. Zeigler
                                                Senior Vice President-Finance;
                                                Chief Financial Officer


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                        Capacity                                    Date
----                                        --------                                    ----
  /s/Michael C. Zeigler*                    Chairman, President,                        September 14, 1995
-------------------------                   Chief Executive Officer
     Carl H. Rosner                         (principal executive
                                            officer) and Director


  /s/Michael C. Zeigler                     Senior Vice President-                      September 14, 1995
-------------------------                   Finance; Chief Financial
     Michael C. Zeigler                     Officer (principal financial
                                            and accounting officer)


  /s/Michael C. Zeigler*                    Director                                    September 14, 1995
-------------------------
     Joseph C. Abeles


  /s/Michael C. Zeigler*                    Director                                    September 14, 1995
-------------------------
     Edward E. David, Jr.


  /s/Michael C. Zeigler*                    Director                                    September 14, 1995
-------------------------
     Jack E. Goldman


  /s/Michael C. Zeigler*                    Director                                    September 14, 1995
-------------------------
     Thomas L. Kempner


  /s/Michael C. Zeigler*                    Director                                    September 14, 1995
-------------------------
     Sheldon Weinig

*By: /s/ Michael C. Zeigler
     ------------------------------------
         Michael C. Zeigler, Attorney-in-fact

                            1. Financial Statements

KPMG     PEAT MARWICK LLP

         74 North Pearl Street
         Albany, NY 12207


                          Independent Auditors' Report


Board of Directors and Shareholders
Intermagnetics General Corporation


We have audited the consolidated financial statements of Intermagnetics General Corporation as of and for the year ended May 28, 1995, as listed in the accompanying index. In connection with our audit of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermagnetics General Corporation and subsidiaries as of May 28, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


July 14, 1995

                                             /s/KPMG Peat Marwick LLP




         Member Firm of
         Klymveld Peat Marwick Goerdeler

NOTES TO CONSOLIDATED STATEMENTS
NOTE B - INVESTMENTS

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

As of May 28, 1995, the Company owned 292,612 shares (approximately 19%) of Surrey Medical Imaging Systems Limited (SMIS), a UK company engaged in the manufacture and sale of electronics and software for magnetic resonance imaging and nuclear magnetic resonance spectroscopy applications. During fiscal 1994, 249,902 shares were acquired for cash of $2,525,000. The remaining 42,710 shares were acquired in fiscal 1995 for cash of $445,000. The investment is carried at cost. As SMIS is privately held, the market value of this investment is not readily determinable. In June of 1995, the Company acquired an additional
61,611 shares for cash of $558,000. Beginning in fiscal 1996, the Company will be required to adopt the equity method of accounting for this investment.