Form 10-Q
period 1995-08-27
INTERMAGNETICS GENERAL CORP
filed 1995-10-11
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


    [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended August 27, 1995

                                       or

[   ] Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ________ to ________

                         Commission file number 1-11344

                       INTERMAGNETICS GENERAL CORPORATION
             (Exact name of registrant as specified in its charter)

             New York                                           14-1537454
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

            450 Old Niskayuna Road, PO Box 461, Latham, NY 12110-0461
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (518) 782-1122
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes x     No     .
                                      -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.10 par value - 11,733,774 shares were outstanding as of September 30, 1995.

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements:

         Consolidated Balance Sheets - August 27, 1995 and May 28, 1995..................................3

         Consolidated Statements of Income - Three Months Ended August 27, 1995
           and August 28, 1994...........................................................................5

         Consolidated Statements of Cash Flows - Three Months Ended August 27, 1995
           and August 28, 1994...........................................................................6

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

PART II - OTHER INFORMATION.............................................................................11

SIGNATURES..............................................................................................12

                                       2

INTERMAGNETICS GENERAL CORPORATION

ITEM 1:  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS                                                                            Aug 27, 1995               May 28, 1995
                                                                               --------------------       -------------------
                                                                                  (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                                          $16,507                   $13,009
  Trade accounts receivable, less allowance
    (August  27 - $145; May 28 - $145)                                                17,123                    20,267
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                                    790                     1,144
  Inventories:
    Finished products                                                                    728                       605
    Work in process                                                                   16,840                    16,960
    Materials and supplies                                                             9,211                     8,828
                                                                         --------------------       -------------------
                                                                                      26,779                    26,393
  Prepaid expenses and other                                                           1,594                     1,244
                                                                         --------------------       -------------------
    TOTAL CURRENT ASSETS                                                              62,793                    62,057

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                                1,502                     1,502
  Buildings and improvements                                                          16,432                    16,214
  Machinery and equipment                                                             27,851                    27,364
  Leasehold improvements                                                                 233                       233
                                                                         --------------------       -------------------
                                                                                      46,018                    45,313
  Less allowances for depreciation and amortization                                   23,443                    22,766
                                                                         --------------------       -------------------
                                                                                      22,575                    22,547
  Equipment in process of construction                                                 2,649                     2,632
                                                                         --------------------       -------------------
                                                                                      25,224                    25,179

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                                        5,138                     5,100
  Other investments                                                                    8,827                     8,502
  Purchased technology, less accumulated amortization
    (August 27 - $1,126; May 28 -  $1,108)                                               465                       483
  Other assets                                                                         2,326                     2,385
                                                                         --------------------       -------------------

TOTAL ASSETS                                                                        $104,773                  $103,706
                                                                         ====================       ===================


INTERMAGNETICS GENERAL CORPORATION

(Dollars in Thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY                                              Aug 27, 1995               May 28, 1995
                                                                               --------------------       -------------------
                                                                                   (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt                                                     $236                      $238
  Accounts payable                                                                     3,288                     4,032
  Salaries, wages and related items                                                    2,373                     2,402
  Customer advances and deposits                                                         267                       496
  Product warranty reserve                                                               726                       822
  Accrued interest expense                                                               754                       323
  Accrued taxes                                                                          496
  Other liabilities and accrued expenses                                               1,448                     1,089
                                                                         --------------------      -------------------
  TOTAL CURRENT LIABILITIES                                                            9,588                     9,402

LONG-TERM DEBT, less current portion                                                  39,818                    39,807
DEFERRED INCOME TAXES, on unrealized gain on
   available for sale securities                                                       1,206                     1,192

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 20,000,000 shares
    Issued and outstanding (including shares in treasury):
      August 27, 1995 - 11,180,278 shares
      May 28, 1995 - 11,081,303 shares                                                 1,118                     1,108
  Additional paid-in capital                                                          55,693                    55,166
  Retained earnings (deficit)                                                        (1,772)                   (2,495)
  Unrealized gain on available for sale securities                                     1,810                     1,787
  Foreign currency translation adjustments                                              (47)                      (46)
                                                                         --------------------       -------------------
                                                                                      56,802                    55,520
  Less cost of Common Stock in treasury
    (August 27, 1995 - 271,868 shares;
     May 28, 1995 - 242,768 shares)                                                  (2,641)                   (2,215)
                                                                         --------------------       -------------------
                                                                                      54,161                    53,305
                                                                         --------------------       -------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $104,773                  $103,706
                                                                         ====================       ===================

                                       4

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)


                                                                                        Three Months Ended
                                                                            ----------------------------------------------
                                                                                Aug 27, 1995               Aug 28, 1994
                                                                            --------------------       -------------------
Net sales                                                                            $20,725                   $14,900
Other revenue                                                                            585                       209
                                                                         --------------------       -------------------
Total revenue                                                                         21,310                    15,109

Costs and expenses:
  Cost of products sold                                                               14,923                    10,670
  Product research and development                                                     1,406                       817
  Marketing, general and administrative                                                2,879                     2,612
  Interest and other expense                                                             685                       601
  Equity in net loss of unconsolidated affiliate                                         212
                                                                         --------------------       -------------------
                                                                                      20,105                    14,700
                                                                         --------------------       -------------------

Income before income taxes                                                             1,205                       409

Provision for income taxes                                                               482                       164
                                                                         --------------------       -------------------

NET INCOME                                                                           $   723                   $   245
                                                                         ====================       ===================

NET INCOME PER SHARE (Primary and Fully diluted)                                       $0.06                     $0.02
                                                                         ====================       ===================


NOTE: Shares and earnings per share have been adjusted to reflect a 3% stock dividend distributed June 15, 1995.

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

                                                                                          Three Months Ended
                                                                             ----------------------------------------------
                                                                                 Aug 27, 1995               Aug 28, 1994
                                                                             --------------------       -------------------
OPERATING ACTIVITIES
Net income                                                                              $723                      $245
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                        775                       805
    Imputed interest on royalties receivable                                                                       (7)
    Imputed interest on unsecured notes                                                   52                        42
    Undistributed loss of affiliate                                                      212
    Change in operating assets and liabilities:
      Decrease in accounts receivable and
        costs and estimated earnings in excess of billings
        on uncompleted contracts                                                       3,498                       364
      Increase in inventories and prepaid expenses                                     (736)                   (1,514)
      Increase in accounts payable and accrued expenses                                  189                       548
      Other                                                                              (1)                         6
                                                                         --------------------       -------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                          4,712                       489

INVESTING ACTIVITIES
Acquisition of equity securities                                                       (560)                      (18)
Purchases of property, plant and equipment                                             (722)                   (1,064)
Payments received on royalties receivable                                                                           74
                                                                         --------------------       -------------------
    NET CASH USED IN INVESTING ACTIVITIES                                            (1,282)                   (1,008)

FINANCING ACTIVITIES
Debt issue costs                                                                                                  (13)
Proceeds from sales of Common Stock                                                      532                       397
Purchase of Treasury Stock                                                             (421)
Principal payments on note payable and long-term debt                                   (43)                     (120)
                                                                         --------------------       -------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                             68                       264
                                                                         --------------------       -------------------

    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   3,498                     (255)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                           13,009                    13,196
                                                                         --------------------       -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $16,507                   $12,941
                                                                         ====================       ===================

                                       6

INTERMAGNETICS GENERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at August 27, 1995 and the results of operations and cash flows for the three-month periods ended August 27, 1995 and August 28, 1994. The results for the three months ended August 27, 1995 are not necessarily indicative of the results to be expected for the entire year. The Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended May 28, 1995, filed on Form 10-K on August 25, 1995.

NOTE B -

     Net income per share amounts are based on the weighted average number of common shares outstanding during the periods plus common stock equivalents as shown below:

                                                     Quarter Ended
                                           ---------------------------------
                                           August 27, 1995    August 28, 1994
  Primary                                  ---------------    ---------------

   Weighted average shares outstanding        10,851,198       10,758,283
   Common stock equivalents                      706,731          787,590
                                              ----------       ----------
      Total                                   11,557,929       11,545,873
                                              ==========       ==========

  Fully Diluted

   Weighted average shares outstanding        10,851,198       10,758,283
   Common stock equivalents                      768,107          840,464
                                              ----------       ----------
       Total                                  11,619,305       11,598,747
                                              ==========       ==========

Both primary and fully diluted shares include the dilutive effect (common stock equivalents) of outstanding stock options based on the treasury stock method using average market price for primary and closing market price (unless the average market price is higher) for fully diluted. Shares for the periods presented have been adjusted to reflect a 3% stock dividend distributed June 15, 1995 as described in Note D.

NOTE C -

     During the first quarter of fiscal 1996, the Company made an additional investment in Surrey Medical Imaging Systems Limited ("SMIS"), bringing its ownership to approximately 23%. SMIS is a UK Company engaged in the manufacture and sale of electronics and software for magnetic resonance imaging and nuclear magnetic resonance spectroscopy applications. Due to its increased ownership, the Company adopted the equity method of accounting for its investment. As a result, the Company recorded a $212,000 loss for the quarter ended August 27, 1995.

NOTE D -

     On March 20, 1995, the Company declared a 3% stock dividend which was distributed on all outstanding shares, except Treasury Stock, on June 15, 1995 for all shareholders of record on May 31, 1995. The financial statements have been adjusted retroactively to reflect this stock dividend in all numbers of shares, prices per share and earnings per share.

INTERMAGNETICS GENERAL CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the first quarter of fiscal 1996, revenues were approximately 41% higher than the first quarter of fiscal 1995 due to increased demand for products related to the MRI market. Even though revenues were higher, the Company did experience a nominal decline in gross margin rates, primarily due to higher costs associated with the introduction of new products and reductions in selling prices.

     Sales were higher in both the Magnetic Products Segment and the Cryogenic Products Segment as the demand for its recently introduced family of MRI magnets with cryogenic shield coolers and superconducting materials for MRI remained strong. Gross margins did improve for magnets despite selling price reductions as production efficiencies were achieved with higher shipping levels. Gross margins for materials declined due to the introduction of a new manufacturing process, price reductions and a change in product mix. Gross margins for cryogenic products also declined due to price reductions and higher costs associated with newly introduced products.

     Total expenditures for research and development, both internally and externally funded, were 57% higher in the current quarter compared to the first quarter of fiscal 1995 with internal research and development expense increasing by 72%. Marketing, general and administrative expenses increased approximately 10% in the first quarter of fiscal 1996 compared to the same period in fiscal 1995 reflecting the addition of personnel as well as the higher costs associated with the increased level of business.

     During the first quarter of fiscal 1996 the Company used net cash of $1,282,000 in investing activities, principally for machinery and equipment and an additional investment in Surrey Medical Imaging Systems Limited ("SMIS"), which was funded from operating cash and by financing activities. During the first quarter of fiscal 1996, the Company adopted the equity method of accounting for its investment in SMIS. During the first quarter of fiscal 1995, the Company adopted SFAS 115 which had the effect of increasing the carrying value of a portion of its investment in Ultralife Batteries, Inc. ("Ultralife") to market value with corresponding increases in deferred taxes payable and shareholders' equity. This investment, which is shown on the balance sheet at August 27, 1995 as "Available for sale securities", has a cost basis of $2,121,000 and market value of $5,138,000. In September 1995, the Company sold 76,000 shares of Ultralife for approximately $1,780,000. In March 1995, the Company announced a stock buy-back program under which the Company may, from time-to-time through December 31, 1995, repurchase up to 1,000,000 shares of its Common Stock depending on market conditions. As of August 27, 1995, the Company had repurchased 117,200 shares for approximately $1,460,000. The repurchases were financed from working capital and will be used, among other things, to meet future obligations under stock option plans and outstanding convertible securities.

     In September 1995, the holders of approximately $8,400,000 of the Company's Convertible, Subordinated Debentures due 2003 converted the Debentures into 552,967 shares of Common Stock. In connection with the conversion, the Company paid these holders an accelerated interest payment of 2% of the face amount of the converted Debentures to induce early conversion and in lieu of all accrued interest due.

     The Company's capital expenditure commitments at August 27, 1995 were approximately $870,000. The Company has an unsecured line of credit of $10,000,000 which expires in November 1997, none of which was in use on September 30, 1995. The Company believes that it will have sufficient working capital to meet its needs for the foreseeable future. However, pursuit of large scale applications in superconductivity and new refrigerants may require the Company to seek additional financing.

INTERMAGNETICS GENERAL CORPORATION


PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits


         10.1 Employment and Consulting Agreement between Intermagnetics General Corporation and Carl H. Rosner


(b)      Reports on Form 8-K


         None filed during the quarter ended August 27, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INTERMAGNETICS GENERAL CORPORATION



Dated:   October 11, 1995      By:     /s/ Carl H. Rosner
                                           -------------------------------------
                                           Carl H. Rosner, Chairman
                                           President and Chief Executive Officer



Dated:   October 11, 1995     By:     /s/ Michael C. Zeigler
                                           -------------------------------------
                                          Michael C. Zeigler
                                          Senior Vice President, Finance

                               INDEX TO EXHIBITS

          Exhibit
          Number          Exhibit
          ------          -------

           10.1 Employment and Consulting Agreement between Intermagnetics General Corporation and Carl H. Rosner