Form 10-Q
period 1995-11-26
INTERMAGNETICS GENERAL CORP
filed 1996-01-10
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended November 26, 1995
                                               -----------------

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the transition period from              to
                                                   -------------   ------------

                         Commission file number 1-11344

                       INTERMAGNETICS GENERAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     New York                                               14-1537454
-------------------------------                      --------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

            450 Old Niskayuna Road, PO Box 461, Latham, NY 12110-0461
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (518) 782-1122
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

                           Yes     x      No        .
                              ------------  --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.10 par value - 11,767,186 shares were outstanding as of December 31, 1995.

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements:

         Consolidated Balance Sheets - November 26, 1995 and May 28, 1995.... 3

         Consolidated Statements of Income - Three Months and Six Months
           Ended November 26, 1995  and November 27, 1994.................... 5

         Consolidated Statements of Cash Flows - Six Months Ended November
           26, 1995 and November 27, 1994.................................... 6

         Notes to Consolidated Financial Statements.......................... 7

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 9

PART II - OTHER INFORMATION..................................................11

SIGNATURES...................................................................12

INTERMAGNETICS GENERAL CORPORATION

ITEM 1:  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS                                                                  Nov 26, 1995          May 28, 1995
                                                                     -----------------     -----------------
                                                                       (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                  $21,008                $13,009
  Trade accounts receivable, less allowance
    (November 26 - $154; May 28 - $145)                                       14,721                 20,267
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                          1,570                  1,144
  Inventories:
    Finished products                                                            720                    605
    Work in process                                                           16,648                 16,960
    Materials and supplies                                                     9,808                  8,828
                                                                    -----------------      -----------------
                                                                              27,176                 26,393
  Prepaid expenses and other                                                   1,764                  1,244
                                                                    -----------------      -----------------
    TOTAL CURRENT ASSETS                                                      66,239                 62,057

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                        1,502                  1,502
  Buildings and improvements                                                  16,603                 16,214
  Machinery and equipment                                                     28,287                 27,364
  Leasehold improvements                                                         233                    233
                                                                    -----------------      -----------------
                                                                              46,625                 45,313
  Less allowances for depreciation and amortization                           24,163                 22,766
                                                                    -----------------      -----------------
                                                                              22,462                 22,547
  Equipment in process of construction                                         3,178                  2,632
                                                                    -----------------      -----------------
                                                                              25,640                 25,179

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                                6,225                  5,100
  Other investments                                                            8,145                  8,502
  Purchased technology, less accumulated amortization
    (November 26 - $1,145; May 28 -  $1,108)                                     446                    483
  Other assets                                                                 1,992                  2,385
                                                                    -----------------      -----------------

TOTAL ASSETS                                                                $108,687               $103,706
                                                                    =================      =================

INTERMAGNETICS GENERAL CORPORATION

(Dollars in Thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY                                   Nov 26, 1995           May 28, 1995
                                                                     ----------------       ----------------
                                                                       (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt                                           $239                   $238
  Accounts payable                                                           4,147                  4,032
  Salaries, wages and related items                                          2,427                  2,402
  Customer advances and deposits                                               845                    496
  Product warranty reserve                                                     750                    822
  Accrued income taxes                                                       1,225                    367
  Other liabilities and accrued expenses                                     1,760                  1,045
                                                                   ----------------       ----------------
  TOTAL CURRENT LIABILITIES                                                 11,393                  9,402

LONG-TERM DEBT, less current portion                                        31,453                 39,807
DEFERRED INCOME TAXES, on unrealized gain on
   available for sale securities                                             1,642                  1,192

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 20,000,000 shares
    Issued and outstanding (including shares in treasury):
      November 26, 1995 - 11,752,359 shares
      May 28, 1995 - 11,081,303 shares                                       1,175                  1,108
  Additional paid-in capital                                                63,858                 55,166
  Retained earnings (deficit)                                                (645)                (2,495)
  Unrealized gain on available for sale securities                           2,462                  1,787
  Foreign currency translation adjustments                                     (5)                   (46)
                                                                   ----------------       ----------------
                                                                            66,845                 55,520
  Less cost of Common Stock in treasury
    (November 26, 1995 - 272,134 shares;
     May 28, 1995 - 242,768 shares)                                        (2,646)                (2,215)
                                                                   ----------------       ----------------
                                                                            64,199                 53,305
                                                                   ----------------       ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $108,687               $103,706
                                                                   ================       ================

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

                                                               Three Months Ended                  Six Months Ended
                                                        ------------------------------------------------------------------
                                                         Nov 26, 1995     Nov 27, 1994      Nov 26, 1995    Nov 27, 1994
                                                        ---------------  ---------------   --------------- ---------------
Net sales                                                      $21,745          $19,787           $42,470         $34,687
Realized gain on sale of marketable securities                   1,321                              1,321
Other revenue                                                      675              240             1,260             449
                                                        ---------------  ---------------   --------------- ---------------
Total revenue                                                   23,741           20,027            45,051          35,136

Costs and expenses:
  Cost of products sold                                         16,506           13,676            31,429          24,346
  Product research and development                               1,079            1,448             2,485           2,265
  Marketing, general and administrative                          3,358            2,789             6,237           5,401
  Interest and other expense                                       714              731             1,399           1,332
  Equity in net loss of unconsolidated affiliate                   205                                417
                                                        ---------------  ---------------   --------------- ---------------
                                                                21,862           18,644            41,967          33,344
                                                        ---------------  ---------------   --------------- ---------------

Income before income taxes                                       1,879            1,383             3,084           1,792

Provision for income taxes                                         752              553             1,234             717
                                                        ---------------  ---------------   --------------- ---------------

NET INCOME                                                   $   1,127          $   830         $   1,850       $   1,075
                                                        ===============  ===============   =============== ===============

NET INCOME PER SHARE (Primary and
  Fully diluted)                                                 $0.09            $0.07             $0.16           $0.09
                                                        ===============  ===============   =============== ===============

NOTE: Shares and earnings per share have been adjusted to reflect a 3% stock dividend distributed June 15, 1995.

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

                                                                              Six Months Ended
                                                                   ---------------------------------------
                                                                     Nov 26, 1995           Nov 27, 1994
                                                                   ----------------       ----------------
OPERATING ACTIVITIES
Net income                                                                 $1,850                 $1,075
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                           1,587                  1,643
    Imputed interest on royalties receivable                                                         (14)
    Imputed interest on unsecured notes                                       105                     84
    Equity in net loss of unconsolidated affiliate                            417
    Gain on sale of equity securities                                      (1,321)
    Change in operating assets and liabilities:
       (Increase) decrease in accounts receivable and
        costs and estimated earnings in excess of billings
        on uncompleted contracts                                            5,120                   (696)
      (Increase) in inventories and prepaid expenses                       (1,303)                (2,764)
      Increase in accounts payable and accrued expenses                     1,991                  1,316
      Other                                                                    41                     99
                                                                   ----------------       ----------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                               8,487                    743

INVESTING ACTIVITIES
Proceeds from sale of equity securities                                     1,779
Acquisition of equity securities                                             (560)                   (12)
Purchases of property, plant and equipment                                 (1,858)                (2,164)
Payments received on royalties receivable                                                             74
                                                                   ----------------       ----------------
    NET CASH USED IN INVESTING ACTIVITIES                                    (639)                (2,102)

FINANCING ACTIVITIES
Proceeds from sales of Common Stock                                           660                    600
Purchase of Treasury Stock                                                   (426)
Principal payments on note payable and long-term debt                         (83)                  (240)
                                                                   ----------------       ----------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                 151                    360
                                                                   ----------------       ----------------
    INCREASE (DECREASE) IN CASH AND CASH                                    7,999                   (999)
    EQUIVALENTS
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                13,009                 13,196
                                                                   ----------------       ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $21,008                $12,197
                                                                   ================       ================

INTERMAGNETICS GENERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at November 26, 1995 and the results of operations and cash flows for the six-month periods ended November 26, 1995 and November 27, 1994. The results for the three months and six months ended November 26, 1995 are not necessarily indicative of the results to be expected for the entire year. The Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended May 28, 1995, filed on Form 10-K on August 25, 1995.

NOTE B -

         Net income per share amounts are based on the weighted average number of common shares outstanding during the periods plus common stock equivalents as shown below:

                                               Three Months Ended                  Six Months Ended
                                               ------------------                  ----------------
                                            Nov 26, 1995     Nov 27, 1994      Nov 26, 1995    Nov 27, 1994
                                            ------------     ------------      ------------    ------------
Primary
-------
Weighted average shares outstanding          11,294,507        10,827,778       11,072,853       10,793,031
Common stock equivalents                        773,803           742,010          746,537          764,838
                                             ----------        ----------       ----------       ----------
   Total                                     12,068,310        11,569,788       11,819,390       11,557,869
                                             ==========        ==========       ==========       ==========

Fully Diluted
-------------
Weighted average shares outstanding          11,294,507        10,827,778       11,072,853       10,793,031
Common stock equivalents                        833,873           742,010          856,863          764,838
                                             ----------        ----------       ----------       ----------
   Total                                     12,128,380        11,569,788       11,929,716       11,557,869
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


NOTE C -

         During the first quarter of fiscal 1996, the Company made an additional investment in Surrey Medical Imaging Systems Limited ("SMIS"), bringing its ownership to approximately 23%. SMIS is a UK Company engaged in the manufacture and sale of electronics and software for magnetic resonance imaging and nuclear magnetic resonance spectroscopy applications. Due to its increased ownership, the Company adopted the equity method of accounting for its investment. As a result, the Company recorded losses of $205,000 and $417,000 for the three months and six months ended November 26, 1995, respectively.

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

INTERMAGNETICS GENERAL CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         While revenues and profits were higher during the first half and second quarter of fiscal 1996, the Company experienced lower gross margin rates in the fiscal 1996 periods compared to the periods in fiscal 1995. Revenues were approximately 28% and 18% higher, respectively, than the first half and second quarter of fiscal 1995 due to continued demand for products related to the MRI market, a sale of FRIGC(R) FR-12(TM) refrigerants to Pennzoil Products Company and a realized gain of $1,321,000 on the sale of marketable securities.

         During the first half of fiscal 1996, sales of Magnetic Products were higher than in the same period of fiscal 1995 due to increased shipments of the new line of MRI magnets and continued demand for superconducting materials for MRI. However, in the second quarter of fiscal 1996, sales of Magnetic Products were slightly lower than the second quarter of fiscal 1995 principally due to reduced demand for superconducting materials. Sales of Cryogenic Products were substantially higher in the first half and second quarter of fiscal 1996 compared to the corresponding fiscal 1995 periods due to a much higher demand for shield coolers for MRI magnets and cryopumps. As a percentage of net sales, gross margins were lower in the fiscal 1996 periods when compared to the previous year for both Magnetic Products and Cryogenic Products due to reductions in selling prices for magnets and superconducting wire, reduced yields in wire production and a change in the mix of sales and substantial rework costs for Cryogenic Products.

         Total expenditures for research and development, both internally and externally funded, increased approximately 10% in the first half of fiscal 1996 but declined in the second quarter as additional internal engineering efforts were devoted to manufacturing and marketing support. Also, during the second quarter the Company's average employment level increased to the point where it no longer qualifies as a small business and thus is no longer eligible for future Small Business Innovation Research awards. Although existing grants and contracts are not affected, this source of externally-funded research and development contracts will no longer be available and the Company must look to other external sources or increase its use of internal funds to maintain its commitment to a high level of research and development activity. Marketing, general and administrative expenses increased in fiscal 1996 due to increased marketing expenditures, the addition of administrative personnel and higher costs associated with the increased levels of business.

         In the first quarter of fiscal 1996 the Company increased its investment in Surrey Medical Imaging Systems Limited ("SMIS") and adopted the equity method of accounting for its investment. As a result, the Company recognized losses of $205,000 and $417,000 in the second quarter and first half of fiscal 1996, respectively. In December, the Company made an additional investment in SMIS of approximately $1,5000,000.

         During the first half of fiscal 1996 the Company used net cash of $639,000 in investing activities, principally for machinery and equipment and an additional investment in SMIS, which was funded from operating cash and by financing activities. In September 1995, the Company sold 76,000 shares of Ultralife Batteries, Inc. for approximately $1,780,000 and recognized a gain of approximately $1,321,000 on the sale. The Company may make similar sales in the future as market conditions warrant. In March 1995, the Company announced a stock buy-back program under which the Company may, from time-to-time through December 31, 1995, repurchase up to 1,000,000 shares of its Common Stock depending on market conditions. As of December 31, 1995, the Company had repurchased 117,200 shares for approximately $1,460,000. The repurchases were financed from working capital and will be used, among other things, to meet future obligations under stock option plans and outstanding convertible securities.

         In September 1995, the holders of $8,375,000 of the Company's Convertible, Subordinated Debentures due 2003 converted those Debentures into 552,967 shares of Common Stock. In connection with the conversion, the Company paid these holders a payment of 2% of the face amount of the converted Debentures to induce early conversion and in lieu of all accrued interest due.

         The Company's capital expenditure commitments at December 31, 1995 were approximately $370,000. The Company has an unsecured line of credit of $10,000,000 which expires in November 1997, none of which was in use on December 31, 1995. The Company believes that it will have sufficient working capital to meet its needs for the foreseeable future. However, pursuit of large scale applications in superconductivity and new refrigerants may require the Company to seek additional financing.

INTERMAGNETICS GENERAL CORPORATION


PART II:  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


(a) The November 1995 Annual Meeting of Shareholders of the Company was held on November 1, 1995.

(c)(i) At the Annual Meeting, the Shareholders of the Company approved an increase of 515,000 shares in the number of shares of Common Stock of the Company available for issuance under the Company's 1990 Stock Option Plan. The vote was 9,313,530 FOR; 537,337 AGAINST; 86,831 ABSTAIN; and -0- BROKER NON-VOTES.

(c)(ii) At the Annual Meeting, the Shareholders of the Company approved an amendment to the Company's Certificate of Incorporation to broaden the purposes for which the Company is organized. The vote was 9,781,766 FOR; 69,206 AGAINST; 86,726 ABSTAIN; and -0- BROKER NON-VOTES.

(c)(iii) At the Annual Meeting, the Shareholders of the Company elected to the Board of Directors all four nominees for director with the following vote:

                                                                    BROKER
DIRECTOR                   FOR         AGAINST       ABSTAIN       NON-VOTES

Joseph C. Abeles        9,876,457       61,241         --             --
Thomas L. Kempner       9,882,132       55,566         --             --
Sheldon Weinig          9,880,031       57,667         --             --
Stuart A. Shikiar       9,880,728       56,970         --             --


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None filed during the quarter ended November 26, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INTERMAGNETICS GENERAL CORPORATION




Dated:   January 8, 1996           By: /s/ Carl H. Rosner
                                       -------------------------------------
                                       Carl H. Rosner, Chairman
                                       President and Chief Executive Officer



Dated:   January 8, 1996           By: /s/ Michael C. Zeigler
                                       --------------------------------------
                                       Michael C. Zeigler
                                       Senior Vice President, Finance