Form 10-Q
period 1996-02-25
INTERMAGNETICS GENERAL CORP
filed 1996-04-10
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended February 25, 1996
                                               -----------------
                                       or

[   ] Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from          to
                                                          --------    --------

                         Commission file number 1-11344
                                                -------

                       INTERMAGNETICS GENERAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                New York                                       14-1537454
- ---------------------------------------                     ------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

          450 Old Niskayuna Road, PO Box 461, Latham, NY  12110-0461
         -----------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)

                                 (518) 782-1122
              ---------------------------------------------------
              (Registrant's telephone number, including area code)





        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes   x    No       .
                                          -------   -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.10 par value - 11,784,032 shares were outstanding as of March 31, 1996.

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements:

         Consolidated Balance Sheets - February 25, 1996 and May 28, 1995.....3

         Consolidated Statements of Income - Three Months and Nine Months
         Ended February 25, 1996 and February 26, 1995........................5

         Consolidated Statements of Cash Flows - Nine Months Ended
         February 25, 1996 and February 26, 1995..............................6

         Notes to Consolidated Financial Statements...........................7

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................9

PART II - OTHER INFORMATION..................................................11

SIGNATURES...................................................................12

INTERMAGNETICS GENERAL CORPORATION

ITEM 1:  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)



ASSETS                                                              February 25, 1996        May 28, 1995
                                                                   --------------------    -----------------
                                                                       (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                                    $18,229              $13,009
  Trade accounts receivable, less allowance
    (February 25 - $164; May 28 - $145)                                         17,434               20,267
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                            1,230                1,144
  Inventories:
    Finished products                                                              731                  605
    Work in process                                                             16,981               16,960
    Materials and supplies                                                       8,963                8,828
                                                                   --------------------    -----------------
                                                                                26,675               26,393
  Prepaid expenses and other                                                     1,505                1,244
                                                                   --------------------    -----------------
    TOTAL CURRENT ASSETS                                                        65,073               62,057

PROPERTY, PLANT AND EQUIPMENT

  Land and improvements                                                          1,502                1,502
  Buildings and improvements                                                    16,610               16,214
  Machinery and equipment                                                       28,953               27,364
  Leasehold improvements                                                           233                  233
                                                                   --------------------    -----------------
                                                                                47,298               45,313
  Less allowances for depreciation and amortization                             24,870               22,766
                                                                   --------------------    -----------------
                                                                                22,428               22,547
  Equipment in process of construction                                           3,368                2,632
                                                                   --------------------    -----------------
                                                                                25,796               25,179

INTANGIBLE AND OTHER ASSETS

  Available for sale securities                                                  7,565                5,100
  Other investments                                                              7,922                8,502
  Purchased technology, less accumulated amortization
    (February 25 - $1,163; May 28 -  $1,108)                                       428                  483
  Other assets                                                                   1,986                2,385
                                                                   --------------------    -----------------

TOTAL ASSETS                                                                  $108,770             $103,706
                                                                   ====================    =================



INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED BALANCE SHEETS, Continued
(Dollars in Thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY                          February 25, 1996            May 28, 1995
                                                            -----------------------       ----------------
                                                                     (Unaudited)

CURRENT LIABILITIES
  Current portion of long-term debt                                         $2,221                   $238
  Accounts payable                                                           3,610                  4,032
  Salaries, wages and related items                                          2,573                  2,402
  Customer advances and deposits                                             1,314                    496
  Product warranty reserve                                                     734                    822
  Accrued income taxes                                                       1,253                    367
  Other liabilities and accrued expenses                                     1,311                  1,045
                                                                   ----------------       ----------------
  TOTAL CURRENT LIABILITIES                                                 13,016                  9,402

LONG-TERM DEBT, less current portion                                        29,407                 39,807
DEFERRED INCOME TAXES, on unrealized gain on
   available for sale securities                                             1,590                  1,192

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 20,000,000 shares
    Issued and outstanding (including shares in treasury):
      February 25, 1996 - 11,783,532 shares
      May 28, 1995 - 11,081,303 shares                                       1,178                  1,108
  Additional paid-in capital                                                64,075                 55,166
  Retained earnings (deficit)                                                   80                (2,495)
  Unrealized gain on available for sale securities                           2,385                  1,787
  Foreign currency translation adjustments                                   (218)                   (46)
                                                                   ----------------       ----------------
                                                                            67,500                 55,520
  Less cost of Common Stock in treasury
    (February 25, 1996 - 278,662 shares;
     May 28, 1995 - 242,768 shares)                                        (2,743)                (2,215)
                                                                   ----------------       ----------------
                                                                            64,757                 53,305
                                                                   ----------------       ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $108,770               $103,706
                                                                   ================       ================




INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

                                                                Three Months Ended                   Nine Months Ended

                                                        ------------------------------------------------------------------
                                                         Feb 25, 1996     Feb 26, 1995      Feb 25, 1996    Feb 26, 1995
                                                        ---------------  ---------------   --------------- ---------------

Net sales                                                      $20,022          $21,653           $62,492         $56,341
Realized gain on sale of marketable securities                                                      1,321
Other revenue                                                    1,183              545             2,443           1,000
                                                        ---------------  ---------------   --------------- ---------------
Total revenue                                                   21,205           22,198            66,256          57,341

Costs and expenses:
  Cost of products sold                                         15,012           15,465            46,441          39,810
  Product research and development                               1,150            1,245             3,635           3,511
  Marketing, general and administrative                          3,048            2,938             9,285           8,340
  Interest and other expense                                       569              722             1,968           2,060
  Equity in net loss of unconsolidated affiliate                   220                                637
                                                        ---------------  ---------------   --------------- ---------------
                                                                19,999           20,370            61,966          53,721
                                                        ---------------  ---------------   --------------- ---------------

Income before income taxes                                       1,206            1,828             4,290           3,620

Provision for income taxes                                         481              731             1,715           1,448
                                                        ---------------  ---------------   --------------- ---------------

NET INCOME                                                    $    725        $   1,097         $   2,575       $   2,172
                                                        ===============  ===============   =============== ===============

NET INCOME PER SHARE (Primary and
  Fully diluted)                                                 $0.06            $0.10             $0.21           $0.19
                                                        ===============  ===============   =============== ===============

NOTE: Shares and earnings per share have been adjusted to reflect a 3% stock dividend distributed June 15, 1995.

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

                                                                             Nine Months Ended
                                                                   ---------------------------------------
                                                                    Feb 25, 1996           Feb 26, 1995
                                                                   ----------------       ----------------
OPERATING ACTIVITIES
Net income                                                                  $2,575                $2,172
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                            2,339                 2,499
    Imputed interest on royalties receivable                                                         (22)
    Imputed interest on unsecured notes                                        157                   127
    Equity in net loss of unconsolidated affiliate                             637
    Gain on sale of equity securities                                       (1,321)
    Change in operating assets and liabilities:
       (Increase) decrease in accounts receivable and
        costs and estimated earnings in excess of billings
        on uncompleted contracts                                             2,747                (2,246)
       (Increase) in inventories and prepaid expenses                         (543)               (4,530)
       Increase in accounts payable and accrued expenses                     1,632                 3,092
       Other                                                                  (172)                  (44)
                                                                   -----------------      ----------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                8,051                 1,048

INVESTING ACTIVITIES
Proceeds from sale of equity securities                                      1,779
Investment in affiliate                                                     (2,047)                 (438)
Purchases of property, plant and equipment                                  (2,721)               (2,983)
Payments received on royalties receivable                                                             80
                                                                   -----------------      ----------------
    NET CASH USED IN INVESTING ACTIVITIES                                   (2,989)               (3,341)

FINANCING ACTIVITIES
Proceeds from sales of Common Stock                                            880                   696
Purchase of Treasury Stock                                                    (523)
Principal payments on note payable and long-term debt                         (199)                 (336)
                                                                   -----------------      ----------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                  158                   360
                                                                   -----------------      ----------------

    INCREASE (DECREASE) IN CASH AND CASH                                     5,220                (1,933)
    EQUIVALENTS

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                 13,009                13,196
                                                                   -----------------      ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $18,229               $11,263
                                                                   =================      ================


INTERMAGNETICS GENERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at February 25, 1996 and the results of operations and cash flows for the nine-month periods ended February 25, 1996 and February 26, 1995. The results for the three months and nine months ended February 25, 1996 are not necessarily indicative of the results to be expected for the entire year. The Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended May 28, 1995, filed on Form 10-K on August 25, 1995.

NOTE B -

         Net income per share amounts are based on the weighted average number of common shares outstanding during the periods plus common stock equivalents as shown below:

                                               Three Months Ended                    Nine Months Ended
                                         -------------------------------      ------------------------------
                                           Feb 25, 1996      Feb 26, 1995      Feb 25, 1996     Feb 26, 1995
                                           ------------      ------------      ------------     ------------
Primary
- -------
Weighted average shares outstanding          11,493,909        10,855,952       11,213,205       10,814,005
Common stock equivalents                        850,469           637,228          800,155          717,646
                                             ----------        ----------       ----------       ----------
   Total                                     12,344,378        11,493,180       12,013,360       11,531,651
                                             ==========        ==========       ==========       ==========

Fully Diluted
- -------------
Weighted average shares outstanding          11,493,909        10,855,952       11,213,205       10,814,005
Common stock equivalents                        850,469           637,228          823,020          717,646
                                             ----------        ----------       ----------       ----------
   Total                                     12,344,378        11,493,180       12,036,225       11,531,651
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

NOTE C -

         During the first quarter of fiscal 1996, the Company made an additional investment in Surrey Medical Imaging Systems Limited ("SMIS"), bringing its ownership to approximately 23%. SMIS is a UK Company engaged in the manufacture and sale of electronics and software for magnetic resonance imaging and nuclear magnetic resonance spectroscopy applications. Due to its increased ownership, the Company adopted the equity method of accounting for its investment. As a result, the Company recorded losses on its investment of $220,000 and $637,000 for the three months and nine months ended February 25, 1996, respectively.

         In addition, the Company purchased 980,000 SMIS redeemable preference shares during the third quarter of fiscal 1996 at a cost of $1,511,000. These shares are non-voting unless SMIS is unable to attain certain specified financial targets, are redeemable on the earlier of October 31, 1997 or the date of a public offering and carry a cumulative redemption premium of 15% per annum. The purchase of the preference shares included the acquisition of an option to purchase 2.5% of SMIS' common stock at a price of approximately $6 per share.

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

INTERMAGNETICS GENERAL CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         During the first nine months of fiscal 1996, revenues increased approximately 16%, compared to fiscal 1995 due principally to increased demand for products related to the MRI market, higher interest and royalty income and a realized gain of $1,321,000 on the sale of marketable securities. Revenues declined approximately 5% in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 when the Company experienced an unusually high level of shipments of the new line of MRI magnets. Also in the current quarter, sales were adversely impacted by delayed deliveries from certain vendors. The Company experienced slightly lower gross margin rates in the fiscal 1996 periods compared to the periods in fiscal 1995, reflecting reductions of selling prices and higher production costs.

         During the first nine months of fiscal 1996, sales of Magnetic Products were significantly higher than in the same periods of fiscal 1995 due to increased shipments of the new line of MRI magnets and continued strong demand for superconducting materials for MRI, but were lower for the third quarter because of some delayed shipments and the high shipping levels in the third quarter of fiscal 1995. Sales of Cryogenic Products were higher in the first nine months and the third quarter of fiscal 1996 compared to the corresponding fiscal 1995 periods due to increased demand for cryopumps and shield coolers for MRI magnets. As a percentage of net sales, gross margins were lower in the fiscal 1996 periods due principally to reductions in selling prices for magnets and superconducting wire (reflecting increased competitive pressures in the market for MRI products), reduced yields in wire production and a change in the mix of sales and substantial rework costs for Cryogenic Products. Looking forward, the Company expects some improvement in sales and gross margins in the fourth quarter, assuming that further price erosion does not occur, cost improvement programs proceed as expected and that anticipated significant sales of the Company's new environmentally attractive FRIGC(R) refrigerant take place as scheduled.

         Total expenditures for research and development, both internally and externally funded, increased approximately 4% in the third quarter of fiscal 1996 due to increased external funding, but declined in the first nine months as additional internal engineering efforts were devoted to manufacturing and marketing support. Marketing, general and administrative expenses increased in fiscal 1996 due to increased marketing expenditures, the addition of administrative personnel and higher costs associated with the increased levels of business. Interest expense declined in fiscal 1996 due to the conversion of $8,375,000 of the Company's convertible subordinated debentures in September 1995.

         In the first quarter of fiscal 1996 the Company increased its investment in Surrey Medical Imaging Systems Limited ("SMIS") and adopted the equity method of accounting for its investment. As a result, the Company recognized losses on this investment, amounting to $220,000 and $637,000 in the third quarter and nine months of fiscal 1996, respectively. In December, the Company made an additional investment in SMIS of approximately $1,500,000.

         During the first nine months of fiscal 1996 the Company used net cash of $2,989,000 in investing activities, principally for machinery and equipment and an additional investment in SMIS, which was funded from operating cash and by financing activities. In September 1995, the Company sold 76,000 shares of Ultralife Batteries, Inc. for approximately $1,780,000 and recognized a gain of approximately $1,321,000 on the sale. The Company may make similar sales in the future as market conditions warrant.

         The Company's capital expenditure commitments at February 25, 1996 were approximately $950,000. The Company has an unsecured line of credit of $10,000,000 which expires in November 1997, none of which was in use on February 25, 1996. The Company believes that it will have sufficient working capital to meet its needs for the foreseeable future. However, pursuit of possible large scale applications in superconductivity and new refrigerants may require the Company to seek additional financing.

INTERMAGNETICS GENERAL CORPORATION

PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None filed during the quarter ended February 25, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INTERMAGNETICS GENERAL CORPORATION

Dated:   April 9, 1996                   By:      /s/Carl H. Rosner
                                                 -----------------
                                                 Carl H. Rosner, Chairman
                                                 President and
                                                 Chief Executive Officer

Dated:   April 9, 1996                   By:      /s/Michael C. Zeigler
                                                  ---------------------
                                                  Michael C. Zeigler
                                                  Senior Vice President, Finance