Form 10-K
period 1996-05-26
INTERMAGNETICS GENERAL CORP
filed 1996-08-23
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
  [ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended May 26, 1996

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ____________ to ___________

                         Commission File Number 1-11344
                                                -------

                       INTERMAGNETICS GENERAL CORPORATION
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter.)

            New York                                       14-1537454
 -------------------------------                       -------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

       450 Old Niskayuna Road,
          Latham, New York                                    12110
- ----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code (518) 782-1122
                                                          --------------

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class Name of each exchange on which registered

  Common Stock - $.10 par value                   American Stock Exchange
- --------------------------------                --------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $168,940,591. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the American Stock Exchange on August 13, 1996. It assumes that all directors and officers of the registrant are affiliates. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares of the registrant's Common Stock outstanding as of August 13, 1996 was 11,884,367.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III hereof is incorporated by reference from the registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders to be filed within 120 days after the end of the registrant's fiscal year.

                                TABLE OF CONTENTS


PART I

ITEM 1. BUSINESS DESCRIPTION ....................................   1

        MAGNETIC PRODUCTS .......................................   1

        REFRIGERATION PRODUCTS ..................................   7

        RESEARCH AND DEVELOPMENT ................................  10

        INVESTMENTS .............................................  13

        PERSONNEL ...............................................  14

        EXECUTIVE OFFICERS OF THE REGISTRANT ....................  15

ITEM 2. PROPERTIES ..............................................  16

ITEM 3. LEGAL PROCEEDINGS .......................................  16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....  16

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS .............................  17

ITEM 6. SELECTED FINANCIAL DATA .................................  18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS .....................  19
            RESULTS OF OPERATIONS -- 1996 COMPARED TO 1995 ......  20
            RESULTS OF OPERATIONS - 1995 COMPARED TO 1994 .......  21
            LIQUIDITY AND CAPITAL COMMITMENTS ...................  22

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .............  23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE .....................  23

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .....  23

ITEM 11. EXECUTIVE COMPENSATION .................................  24

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT .........................................  24

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .........  24

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K ....................................  24

            (a)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS ...  24
            (b) REPORTS ON FORM 8-K .............................  27

SIGNATURES ......................................................  30

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other assumptions, risks, uncertainties and factors disclosed elsewhere in this report and the Company's other securities filings.

Part I

ITEM 1. BUSINESS DESCRIPTION

         Intermagnetics General Corporation (the "Company") designs, develops, manufactures and sells its products through two significant segments: Magnetic Products and Refrigeration Products. Magnetic Products consist primarily of low temperature superconducting ("LTS") magnets, wires and cable. These are developed and sold through the Company's Magnet Business Unit, and IGC Advanced Superconductors Division. As a part of its Magnetic Products segment, the Company also sells permanent magnet products through its Field Effects Division, low-cost, permanent magnet based MRI systems through a joint venture, IMiG MRI Systems, LLC, and high temperature superconducting ("HTS") products through its Technology Development Operations. The Company's Refrigeration Products segment consists of low and extremely low temperature, refrigerants and refrigeration equipment, which are designed, developed, manufactured and sold through the Company's wholly-owned subsidiary, APD Cryogenics Inc., and refrigerants for mobile and stationary applications, which are designed, developed and sold through the Company's wholly-owned subsidiary, InterCool Energy Corporation.

                               MAGNETIC PRODUCTS
                               -----------------

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

         There are two broad classes of superconductive materials. LTS materials are metals and alloys that become superconductive when cooled to temperatures near absolute zero (approximately 4.2 Kelvin). Because of their superior ductile characteristics, LTS materials are generally used in the form of flexible wire or tape ("Wire/Tape"). HTS materials are composed of compounds that become superconductive when cooled to temperatures close to that of liquid nitrogen (77 Kelvin). Although HTS materials are not yet economically viable in existing superconducting applications, the Company is currently doing development work on various applications of HTS technology in the form of flexible Wire/Tape as well as demonstration devices for the electric power industry. See "Research and Development - New Products" below.

Applications of Superconductivity Technology

         The single largest existing commercial application for superconductivity is the magnetic resonance imaging ("MRI") medical diagnostic system ("MRI System"). MRI Systems are used in hospitals and clinics for non-invasive, diagnostic imaging within a patient's body. At the core of an MRI System is a large, highly engineered magnet system. The magnet system can be based upon a conventional resistive electro-magnet, a permanent magnet or a superconductive magnet. Although more expensive to manufacture, superconductive magnets offer far more powerful, high quality magnetic fields with virtually no power loss. Higher magnetic field strengths correlate with improved "signal-to-noise" ratios which can in turn lead to higher quality images. The annual commercial market for MRI Systems is estimated at approximately $1.5 billion worldwide. The worldwide market for MRI Systems has been essentially flat in recent years as declines in the U.S. market are offset by gains in overseas markets. The decline in sales in the U.S. market has generally been attributed to increased sensitivity to health care costs within the U.S., and general economic conditions. The MRI industry is increasingly dominated by a small number of systems integrators worldwide who sell MRI Systems to end-users. The General Electric Company ("GE"), Siemens Corporation, Philips Medical Systems Nederlands B.V. ("Philips"), Hitachi Medical Corporation ("Hitachi"), Toshiba Corp., and Picker International Ltd. are the major MRI System integrators. The Company is a supplier of key components to several of the MRI Systems integrators. See "Principal Products - Superconductive MRI Magnet Systems" below.

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

         The Company believes that superconductive Wire/Tape may have significant application in several other emerging areas. For example, the electric power industry, the Department of Defense and certain other users of electric power are currently exploring superconductive magnetic energy storage ("SMES") systems as a means of solving electricity power quality problems such as power sags and surges. See "Research and Development - New Product
Development: SMES" below. HTS and novel permanent magnet materials may soon permit the commercially viable manufacture of motors, generators, fault current limiters, transformers and other power devices that are more compact yet just as powerful as their conventional counterparts. See "Research and Development - New Product Development: HTS" below. In addition, superconductive magnets have transportation uses, which include the magnetic levitation of vehicles ("MAGLEV") including high-speed trains.

         Although the potential newer applications of superconductivity outlined above would incorporate technology currently in use or in development by the Company, there can be no assurances that commercially usable applications will emerge in the future or that the Company will be able to participate successfully in them.

Principal Products

         Within its Magnetic Products segment, the Company produces four distinct, significant types of products: Superconductive MRI Magnet Systems, Other Superconductive Magnet Systems, Superconductive Wire and Permanent Magnet Products.

o Superconductive MRI Magnet Systems. Through its Magnet Business Unit, the Company sells superconductive MRI magnet systems to MRI Systems integrators for use in mobile and stationary MRI Systems. During fiscal years 1996, 1995 and 1994, MRI magnet systems (excluding the cryogenic shield cooler component) accounted for 41%, 46% and 31%, respectively, of the Company's net sales.

    The Company's superconductive MRI magnet systems are solenoid magnets. These systems include a superconductive magnet, a cryostat (insulation device) to maintain the very cold environment necessary to support superconductivity, and an electronic system that energizes, monitors, controls and protects the magnet and the cryostat. The Company's magnets for MRI Systems are made with wire from its IGC Advanced Superconductors Division ("IGC-AS"), and fitted with cryogenic refrigerators supplied by its subsidiary, APD Cryogenics Inc.

    ("APD"). In fact, the Company is the only vertically integrated manufacturer of superconductive MRI magnet systems, which the Company believes is an important source of competitive strength.

    The Company's latest generation of superconductive MRI magnet systems consists of three MRI magnet systems with field strengths of 0.5, 1.0 and
    1.5 Tesla (the "Superconductive MRI Magnets"). The Company believes that the Superconductive MRI Magnets offer customers a substantial technological advantage over other superconductive MRI magnet systems currently available in commercial quantities from its competitors. Specifically, the Company believes that the Superconductive MRI Magnets are lighter, more compact, easier to site in a hospital or clinic and may have lower maintenance costs than other available superconductive MRI magnet systems - all factors that the Company believes are important in an end-user's selection of an MRI System.

o Superconductive Wire. Through IGC-AS, the Company manufactures the two principal LTS materials that are commercially available for the construction of superconductive magnets: niobium-titanium ("Nb-Ti") wire, and niobium-tin ("Nb3Sn") wire. In contrast to the relatively large market for Nb-Ti wire, Nb3Sn multi-filamentary wire, which has been under development for many years, is sold only in limited quantities. During fiscal years 1996, 1995 and 1994, sales of superconductive wire accounted for 22%, 24% and 30%, respectively, of the Company's net sales.

    Nb-Ti superconductive wire is composed of hundreds to thousands of continuous Nb-Ti filaments embedded in a matrix of copper or other nonferrous material. The process of manufacturing Nb-Ti wire is exacting, and some fabrication losses may be incurred.

o Other Superconductive Magnet Systems. Through its Magnet Business Unit, the Company also designs and builds superconductive magnet systems for various scientific and defense applications. These special purpose superconductive magnet systems are typically one of a kind, custom built systems. For example, the Company is currently manufacturing a portion of a 45 Tesla Hybrid Magnet for the National High Magnetic Field Laboratory at Florida State University ("NHMFL"). The Company is also designing and building a SMES System which it hopes will ultimately lead to a much larger market for multiple systems. See "Research and Development - New Product
    Development: SMES" below. The Company is also working with NHMFL regarding the design and manufacture of a technology-leading 900 MHz superconductive magnet for NMR.

o Permanent Magnet Products. The Company's Field Effects Division ("Field Effects") develops, manufactures and sells permanent magnet systems for use in low field-strength MRI Systems. A maintenance-free magnet and a self-contained magnetic field with small fringe fields are among the advantages of these magnet systems. The potentially lower capital and operating costs of certain permanent magnet MRI Systems may enable many smaller community hospitals and hospitals located in developing countries to provide MRI diagnostic services to their patients. The imaging quality of such systems is adequate for many diagnostic purposes, but it may not, under current technology, be comparable to images obtained with higher field-strength superconductive systems. Sales of such magnet systems to date have not been significant.

In connection with the Company's strategic alliance with the UK-based firm of Surrey Medical Imaging Systems Limited ("SMIS") (see "Investments - Surrey Medical Imaging Systems" below), Field Effects has developed additional MRI system components, and further developed its MRI permanent magnet technology, and combined them with SMIS' products to create a complete, permanent magnet-based MRI system. This product will be marketed via a newly-created joint venture with SMIS. (See "Research And Development - New Product Development: Low-cost, Permanent Magnet-Based MRI Systems" below.) There have been no significant sales of this new product to date.

Marketing

         The Company markets its magnetic products and technology through its own personnel, and licenses the manufacture and marketing of superconductive MRI magnet systems for certain customers to its European joint venture. The Company also has a wholly-owned European marketing and service subsidiary located in England, as well as a foreign sales corporation located in Barbados.

         Export Sales. MRI magnets sold to Philips, a Dutch company, and Hitachi, a Japanese company, were accounted for as export sales even if installed in the U.S. On that basis, the Company's net export sales (including the Refrigeration Products segment) for fiscal years 1996, 1995 and 1994 totaled $46.5 million, $51.6 million and $22.0 million, respectively, most of which were to European customers.

         European Joint Venture. The Company and GEC Alsthom S.A.
("GEC-Alsthom"), a leading French industrial group in the areas of electrical and electromechanical equipment, have participated since 1987 in a joint venture named GEC Alsthom Intermagnetics S.A. ("AISA"). AISA manufactures in France, under license from the Company, superconductive MRI magnet systems.

         The Company and GEC Alsthom recently re-negotiated the agreement pursuant to which the parties created AISA, and the various licenses under which AISA conducts its business. Under the renegotiated agreement, AISA transferred its capability for the manufacture of superconductive wire to GEC Alsthom, and the Company increased its ownership interest in AISA from 25% to 45%. Additionally, the license from the Company under which AISA manufactures superconductive MRI magnet systems was extended from May, 1997 to May, 2005.
The Company's investment in AISA has been accounted for using the equity method of accounting. Accordingly, the Company's share of AISA's losses have been charged to operations to the extent of the Company's investment in AISA.

         Principal Customers. A significant portion of the Company's sales are through its Magnetic Products segment, and most of those sales consist of MRI related products - superconductive MRI magnet systems or superconductive wire for use in such systems. During the past three fiscal years, sales to customers accounting for more than 10% of the Company's net sales in such years aggregated approximately 70% of net sales in fiscal 1996, 73% of net sales in fiscal 1995 and 74% of net sales in fiscal 1994. See Notes I and J of Notes to Consolidated Financial Statements, included in response to Item 8 hereto.

         Substantially all of the Company's sales to the MRI industry are to four customers, two of which are significant. Philips is the current principal customer for the Company's MRI products. Pursuant to a five-year agreement (which expires in June, 1997, subject to automatic extension for successive one-year periods unless previously terminated in accordance with the agreement), the Company sells to Philips superconductive MRI magnet systems of various field strengths for incorporation in Philips' proprietary MRI Systems. The agreement requires Philips to purchase a certain level of its requirements for such superconductive MRI magnet systems from the Company at annually determined prices, with the balance to be acquired from AISA, all in accordance with an agreement between AISA and the Company. See "Marketing - European Joint Venture" above. Sales to Philips (including sales by the Refrigeration Products segment) amounted to approximately 44%, 52% and 32% of the Company's net sales for fiscal 1996, 1995 and 1994, respectively.

         The Company's second principal customer for MRI products is GE. The Company has an agreement (which expires in December 1996) with GE providing for the sale of superconductive wire for use in MRI magnets manufactured by GE. Under the agreement, GE retains the right to decrease or cancel orders upon notice to the Company and payment for work performed prior to such decrease or cancellation. GE accounted for approximately 18%, 21% and 26% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively.

         Within the Magnetic Products segment as a whole, the Company's third most significant customer is the U.S. government or its agencies. Approximately 9%, 9% and 16% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively, involved direct sales to the U.S. government or its agencies. The Company also has contracts with private parties that are funded under U.S. government programs and which are not included in the percentage above. Direct and indirect U.S. government programs are a principal portion of the Company's externally funded research and development activities. See "Research and Development" below. In general, direct and indirect U.S. government contracts are subject to renegotiation or termination under various circumstances. See "Backlog" below.

Competition/Market

         Across the four principal types of products for its Magnetic Products segment (see "Principal Products" above), the Company derives more than 73% of its revenue from manufacturing and selling superconducting MRI magnet systems, superconductive wire and permanent MRI magnet systems for use in MRI Systems. Although US demand for MRI Systems appears to have declined and non-US demand is growing, the Company believes that worldwide sales of MRI Systems in 1997 will not be significantly different from 1996.

         A significant factor affecting the Company is the fact that MRI Systems compete indirectly with other diagnostic imaging methods such as conventional and digital X-ray systems, nuclear medical systems, ultrasound, and X-ray CT scanners. Additionally, most large MRI Systems suppliers perceive that there are technical advantages to higher field-strength (0.5T or greater) imaging systems based upon superconductive magnets. However, there are MRI Systems that use resistive electromagnets and permanent magnets, which are limited by high power consumption or by basic material properties. As a result, these systems produce lower magnetic field-strengths than do superconductive magnets. Lower field strengths generally translate into lower quality images. The cost of certain cryogenic liquids, such as helium, may cause markets in developing countries to prefer the use of resistive or permanent magnets, despite image quality. Moreover, improved MRI System components for low field strength magnet systems have improved image quality. Indeed, several MRI Systems integrators, including the Company's joint venture with SMIS, have recently introduced MRI Systems based upon such low field resistive or permanent magnets. (See "Research And Development - New Product Development: Low-cost, Permanent Magnet-Based MRI Systems" below.)

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

o Superconductive MRI Magnet Systems. Within the market for MRI magnet systems, the Company's competitors fall into two categories: (1) magnet manufacturers that make MRI magnet systems for sale to MRI Systems integrators, and (2) MRI Systems integrators that manufacture superconductive magnet systems for their own use.

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

o Superconductive Wires. The single largest market for superconductive wire is MRI. In fact, most of the superconductive wire manufactured by the Company is used to manufacture superconductive MRI magnets (either internally by its own Magnet Business Unit, or externally by other customers). Regarding its superconductive wire products, the Company believes that it, Oxford Superconducting Technology, and Supercon, Inc. are the major suppliers of Nb-Ti in LTS wire form for the domestic (U.S.) markets. The Company also believes that the three of them along with Teledyne S.C. (a subsidiary of Teledyne Wah Chang) are the major suppliers of Nb3Sn superconductive materials for the domestic markets. There are several foreign manufacturers of Nb-Ti superconductive materials in wire form; none of them have been a significant factor in the domestic market.

    The Company's prices for superconductive materials are generally competitive, and the Company believes that product quality and the ability to meet delivery schedules are factors important to its market position.

o Other Superconductive Magnet Systems. With respect to Other Superconductive Magnet Systems, the Company has no single identifiable competitor. Historically, the Company has competed against many different companies, domestically and internationally, for the opportunity to design and build non-MRI superconductive magnet systems, including Oxford. The Company expects that competition for such opportunities will vary on a case to case basis, but that such competition will generally focus on price and technology. While the Company believes that it can remain competitive within this area, there can be no assurances that the Company will continue to be successful.

o Permanent Magnet Products. In the development and manufacture of permanent magnets for MRI Systems, the principal competitor of the Company's Field Effects Division is Sumitomo Special Metals Co., Ltd. ("Sumitomo"), a Japanese company which was the first company to market such magnets utilizing neodymium boron iron (NdBFe) material. The Company believes that Sumitomo's primary customer for its permanent magnet products is Hitachi.

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

Backlog

         The Magnetic Products backlog at July 28, 1996 was approximately $23.7 million, compared to approximately $33.7 million on July 30, 1995. Approximately 14%, 24% and 29% of this segment's backlog at July 28, 1996 were represented by orders from GE, the U.S. government or its agencies and Philips, respectively. Most of the July 28, 1996 backlog is expected to be completed in fiscal 1997. However, the amount of backlog is not necessarily indicative of future revenues because the Company's backlog in this segment is subject to variations from time to time as products are manufactured and new orders are received.

         Backlog represents orders believed by the Company to be firm on the date indicated, subject, in certain cases, to future agreement on delivery dates and technical specifications. The Company's contract with GE for superconductive wire, contains provisions allowing GE to increase, reduce or cancel orders, or delay delivery dates, subject to certain restrictions and payments. Direct contracts with the U.S. government (including cost-plus contracts) are included in the backlog figures at the contract amount less amounts previously recognized as revenue. Approximately $2 million of such backlog has not yet been funded by the government. Certain direct and indirect (as a subcontractor) contracts with the U.S. government have provisions permitting the government to perform a final audit of such contracts and possibly seek a downward adjustment of the contract price on the basis of such audit and also contain provisions permitting termination for the convenience of the government. Upon such termination, the Company would be entitled to be compensated for costs incurred, including reasonable termination costs. Certain of such contracts may also be subject to termination in the event that more than 5% of the Company's outstanding shares become subject to foreign ownership.

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

         The Company's Field Effects Division employs permanent magnet (ferrite) materials. There are several qualified domestic and international sources for these ferrite materials, but the industry is currently running at capacity in response to strong demand from the automotive industry. The principal effect of this strong demand has been to increase the price for ferrite materials and lengthen the Company's lead time for ordering the substantial quantities of this material required for its products. In light of the current low level of demand for its permanent magnet products and efficient management of its needs, the Company does not at this time believe that the supply of permanent magnet materials would have a substantial impact on its business.

Warranty

         The expense to the Company to date for performance of its warranty obligations has not been significant.

                             REFRIGERATION PRODUCTS
                             ----------------------

Principal Products

         The Company's subsidiary, APD, produces specialty cryogenic refrigeration equipment for use in medical diagnostic equipment, laboratory research and semiconductor manufacturing. The Company's subsidiary, InterCool Energy Corporation ("ICE"), designs, develops and sells its proprietary refrigerants.

         APD produces four distinct products:

o MRI Products. APD produces specialized shield coolers and recondensers (refrigerators) that reduce or eliminate liquid helium and liquid nitrogen boil-off during normal operation of conventional superconductive MRI magnet systems. The Company's Magnet Business Unit uses APD refrigerators for its superconductive MRI magnet systems. In addition, APD sells these refrigerators to other manufacturers of superconducting MRI magnet systems. APD licenses Daikin Industries, Ltd. ("Daikin"), a Japanese company, to produce shield coolers and other cryogenic products for the Japanese market. It has captured a significant portion of that market for shield coolers.

o Laboratory Cryogenic Systems. Laboratory cryogenic systems are sold to government, university and industrial research laboratories for use in applications such as spectroscopy, X-ray diffraction and narrow gap magnet studies, where they are used to reduce the temperatures of materials under study. These products generate cryogenic interface temperatures ranging from 2 Kelvin to 77 Kelvin using liquid nitrogen or helium open-cycle transfer systems or closed-cycle refrigeration systems.

o Cryogenic Vacuum Pumps (Cryopumps). Cryopumps are used principally in the semiconductor industry, but have other industrial and research applications. APD sells cryopumps principally to manufacturers of semiconductor production equipment. Through a joint effort with Daikin, APD manufactures and sells the Marathon(R) line of cryopumps. The product line is tailored for semiconductor processing equipment and is supported by APD and Daikin with a comprehensive world-wide sales and service network.

o CRYOTIGER(R) Refrigeration Systems. APD also sells a line of specialized cryogenic refrigeration systems under the registered tradename "CRYOTIGER". These refrigeration systems are intended to provide refrigeration optimization in the range of 70 Kelvin to 120 Kelvin for a broad range of applications. The first application of CRYOTIGER systems has been in electronic detector systems. Because the CRYOTIGER line is a closed-cycle refrigeration system, it competes principally against liquid nitrogen coolers, which in contrast to the CRYOTIGER line, require the continued purchase of liquid nitrogen.

         In addition to these cryogenic products made by APD, the Refrigeration Products segment includes the Company's proprietary refrigerants. The Company believes that its FRIGC(R) family of environmentally acceptable refrigerants has broad-based commercial potential to replace ozone-depleting chlorofluorocarbons ("CFC's") currently being used as refrigerants. In June, 1995, the Company created a new subsidiary, InterCool Energy Corporation ("ICE") through which it will pursue commercialization of FRIGC refrigerants.

         FRIGC refrigerants are each custom designed for a specific application. ICE has demonstrated various custom tailored blends of its FRIGC refrigerants under different operating conditions in automobiles, household refrigerators, home and commercial air conditioners and commercial freezers.

         ICE's FR-12(R) refrigerant is the first commercial product from its FRIGC family of refrigerants. ICE markets FR-12 refrigerant for use as a replacement for R-12 (also known as CFC-12) for mobile air conditioning applications and certain stationary refrigerant applications.

         ICE has made significant progress with respect to commercializing FRIGC FR-12 refrigerant. ICE successfully obtained final EPA listing of FRIGC FR-12 refrigerant as an acceptable substitute for R-12 in mobile air conditioning applications effective as of July 13, 1995, and as a replacement for R-12 in certain stationary applications in November, 1995. In this regard, FR-12 refrigerant met or exceeded the EPA's listing requirements, including proof that FR-12 refrigerant meets ozone depletion and global warming targets, and that FR-12 refrigerant is neither toxic nor flammable with respect to the conditions under which it is used. Use of FR-12 refrigerant is nonetheless subject to certain standard conditions (for example, the use of special fittings and labels which are required for all refrigerants in mobile applications) to prevent unintended mixing of different refrigerants and facilitate recovery of refrigerants for recycling.

         In June, 1995, the U.S. Patent Office issued to ICE U.S. Patent # 5,425,890 entitled Substitute Refrigerant For Dichlorodifluoromethane Refrigeration Systems. This patent, which broadly protects FRIGC FR-12 refrigerant, covers the specific formula accepted for listing by the EPA. ICE is currently pursuing foreign protection in targeted markets.

         Notwithstanding ICE's significant progress to date in commercializing FRIGC FR-12 refrigerant, there can be no assurances that FRIGC FR-12 will win wide-spread acceptance in the market or otherwise prove a commercial success.

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

         Because it does not have experience distributing and selling refrigerants, ICE is pursuing a strategy of securing distributors with significant experience in relevant consumer and other end-user markets. On September 20, 1995, ICE announced the appointment of Pennzoil Products Company ("Pennzoil") as the Master Distributor of FRIGC FR-12 refrigerant for mobile applications and certain stationary markets in North America pursuant to a long-term agreement. Subsequently, ICE entered a non-exclusive distribution agreement with Ausimont S.p.A. of Milan, Italy with respect to Europe, In addition, ICE made sales of FRIGC FR-12 refrigerant in the Middle East. ICE is continually working to identify qualified distributors for new and existing territories. Additionally, ICE is working extensively with its existing distributors to market FRIGC FR-12 refrigerant to increase consumer awareness and maximize market penetration.

Competition/Market

         The Company's Refrigeration Products are subject to substantial competition within each of the markets for its principal products.

o MRI Products. The Company considers its principal competitor in the manufacture of recondensers and shield coolers to be Leybold AG ("Leybold"). Leybold is headquartered in Germany, and has sold substantially more recondensers and shield coolers than the Company. Moreover, Leybold has greater production capacity, greater financial resources than the Company, and successfully locked up many of APD's potential customers in multi-year supply agreements. The Company nonetheless believes that it can compete with Leybold on both technological and cost bases.

o Laboratory Cryogenic Systems. With respect to Laboratory Cryogenic Systems, the Company has no single identifiable competitor. Historically, the Company has competed against many different companies, domestically and internationally. The Company generally competes in this area on the basis of price and product quality.

o Cryogenic Vacuum Pumps (Cryopumps).The Company believes Helix Technology Corporation ("Helix") (which markets its products under the names "CTI Cryogenics" and "CTI") to be the world leader in marketing cryopumps. The Company believes that Helix controls 50% or more of the world market for cryopumps. Notwithstanding Helix's market predominance, the Company believes that it can compete with Helix on technological and equipment performance bases.

o CRYOTIGER Refrigeration Systems. The CRYOTIGER line is based upon proprietary technology recently developed and patented by APD. The Company feels that there is a significant opportunity for this product in the marketplace. CRYOTIGER refrigeration systems presently compete against certain closed-cycle machines, known as a Stirling refrigerator, which the Company believes are more costly and less reliable than its CRYOTIGER product. Additionally, CRYOTIGER refrigerators, which are closed-cycle refrigeration systems, compete principally against open-cycle coolers that rely on reservoirs of liquid nitrogen which must be replenished periodically. Consequently, although the initial purchase price for a CRYOTIGER refrigerator may exceed the price of a comparable liquid nitrogen cooler, this higher initial cost will be offset by lower operating and maintenance costs and greater ease of use.

o FRIGC Refrigerants. With respect to the mobile applications, most post-1994 automobile air conditioning systems have been designed for use with R-134a refrigerant (also known as HFC-134a). R-134a, however, cannot be used in most pre-1994 R-12 automotive air conditioning systems without substantial and costly changes - changes not required for use of the company's FR-12 refrigerant. Although this market for pre-1994 automobile air conditioning systems is finite in nature, ICE believes that by entering this market now it will gain valuable experience and name recognition that will greatly facilitate future commercialization of other FRIGC refrigerants for other applications. ICE also believes that this market opportunity could prove significant as production of R-12 in the United States ceased after December 31, 1995, and existing stockpiles of R-12 are steadily depleted over the next several years. There are other alternative refrigerants offered by competitors as substitutes for R-12, but ICE does not currently view these alternatives as posing a significant competitive threat. ICE currently believes that its most significant competitive challenges are posed by the cost and availability of R-12, and the cost and convenience of retrofit kits to adapt mobile air conditioning systems from R-12 to the use of R-134a.

    R-12 is also used in many stationary applications such as commercial refrigeration and air conditioning equipment, ice machines and food chillers. ICE believes that FR-12 refrigerant may also find market acceptance in one or more of these applications. However, there are other alternative refrigerants currently or soon to be marketed as R-12 substitutes in these stationary applications, and there are no assurances that ICE's FR-12 will succeed in winning any significant portion of these markets.

Backlog

         Due to the relatively short production cycle, the Company does not consider backlog to be material to an understanding of the Refrigeration Products business.

Raw Materials and Inventory

         For its cryogenics products, APD purchases certain major components for its products from single sources, but the Company believes alternate sources are available. APD generally maintains a sufficient inventory of raw materials, assembled parts, and partially and fully assembled major components to meet production requirements.

         With respect to its refrigerant products, on May 11, 1995, ICE signed an agreement with Schenectady International, Inc. ("SII") for the manufacture of FR-12 refrigerant. ICE believes that the agreement with SII, a privately held, multinational chemical company with thirteen (13) manufacturing facilities in ten (10) countries, will assure a quality supply of FR-12. SII's ability to supply commercial quantities of FR-12 will depend on the availability of certain raw materials, which are manufactured by a small number of companies. Due to the small number of suppliers, there are no assurances ICE will be able to produce FR-12 at a competitive cost.

Warranty

         The expense to the Company to date for the performance of its warranty obligations has not been significant.

                            RESEARCH AND DEVELOPMENT
                            ------------------------

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

         Previously, a substantial portion of research and development expenditures has been covered by external funding, principally from the U.S. government. In fiscal 1996, approximately 56% of total research and development activities were paid by such external programs compared to approximately 53% and 74% in fiscal years 1995 and 1994, respectively. During fiscal years 1996, 1995 and 1994, product research and development expenses, including those of the Refrigeration Products segment, were as follows:

                                            Fiscal Year Ended
                              ------------------------------------------------
                              May 26, 1996        May 28, 1995    May 29, 1994
                              ------------        ------------    ------------
Internally-funded              $ 5,075,000        $ 5,005,000      $ 2,603,000
Externally-funded              $ 6,603,000          5,539,000        7,483,000
                               -----------          ---------        ---------
    Total                      $11,678,000        $10,544,000      $10,086,000
                               ===========        ===========      ===========

The Company expects total research and development expenditures to continue to increase in absolute dollar amounts, but the percentage of these activities funded by external sources to decrease.

         The Company believes that, apart from continued reductions in federal spending on research and development, two other trends will limit external funding from U.S. government sources. First, and especially in the context of HTS technology, government contracts are emphasizing cost-sharing, which requires the awardee to contribute 20% to 50% of the total cost of the development effort. This cost-sharing requirement may limit the Company's reliance on the government as a significant source of research and development funds.

         Second, the Company's continued growth has now placed it outside the definition of a "small business" for certain government-sponsored research and development programs for small businesses, such as Small Business Innovation Research ("SBIR") grants. "Small businesses" are defined, for this purpose, as concerns which employ fewer than 500 employees. During its fiscal year 1995, the Company won SBIR grants totaling approximately $5,004,000, all of which will be completed even though the Company is no longer eligible for new SBIR grants.

         The Company can experience, in any given year, significant increases or decreases in external funding depending on its success in obtaining funded contracts.

New Product Development: HTS.

         The Company believes that HTS materials in the form of Wire/Tape may, in the future, have a substantial impact on commercial markets and applications for superconductors. In particular, the Company believes HTS materials could be suitable for larger scale, specialized electric power applications and high field magnets in five to ten years, depending upon further advances. Accordingly, the Company's research and development activities are focused on:
(1) converting HTS materials into usable Wire/Tape with acceptable current densities, and (2) creating devices and equipment based upon such Wire/Tape.

         Because the Company believes that its expertise in processing LTS materials into wire and tape is applicable to the processing of HTS materials, the Company has focused its efforts on the development of HTS Wire/Tape. The Company does not currently conduct substantial research and development on the use of HTS materials in the form of thin films, but relies instead on pursuing strategic alliances with some of the national laboratories. Additionally, although the Company has done some basic research on identifying new HTS materials, the Company does not believe it currently has the resources to make a meaningful contribution in the highly competitive and costly endeavor of identifying new HTS materials.

         The Company's activities in this area have been funded primarily through government-supported research and development programs, including joint research agreements. During the Company's 1996 fiscal year, the Company continued to work under its development agreement with the U.S. Department of Energy's Argonne National Laboratory to develop commercial HTS wire products from bismuth-based materials. The project's goal is to implement a prototype manufacturing process that would improve the properties and reproducibility, and reduce the costs of manufacturing longer HTS wire lengths. This collaboration between the Company and Argonne resulted in the successful manufacture of up to 1,200-meter lengths of multi-filament conductor and high-performance multi-filament tape conductors. The long lengths of conductor were used to fabricate an engineering model magnet that generated a field strength of .47T at liquid nitrogen temperatures (77 Kelvin) and a record field strength of 4.2T at liquid helium temperatures (4.2 Kelvin).

         While the Company expects to continue its focus on bismuth-based HTS materials, it is seeking to broaden its technology base by developing wires using thallium- and yttrium-based materials, which show promise of even higher superconducting performance than their bismuth-based counterparts.

         The Company has continued to develop applications of HTS materials and Advanced Devices. In a partnership agreement with Oak Ridge National Laboratory, Waukesha Electric System and Rochester Gas and Electric, the company is developing HTS transformers. A 1 MVA demonstration system is now being fabricated.

         The Company is also part of a group that includes Lockheed Martin Corporation, Southern California Edison Corporation and Los Alamos National Laboratory. This team received an award under the U.S. Department of Energy ("DOE") Superconductivity Partnership Initiative ("SPI") program to develop a 15-KV HTS Fault Current Limiter. This two year program totaling $8.4 million will be 50% cost shared by the industrial partners.

         Under a previous DOE SPI related program the company has provided HTS materials to General Electric Company that recently enabled them to fabricate the worlds largest HTS racetrack generator coil. A similar program funded by the Naval Research Laboratories resulted in the demonstration of a record performance homopolar motor that utilized HTS coils supplied by the Company.

         An Advanced Technology Program funded by the Department of Commerce has enabled the Company, teamed with Dupont, to develop HTS pick-up coils for low field MRI and high field NMR systems and HTS flux trap high field insert magnets for NMR spectrometers.

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

New Product Development: SMES

         The Company recently was awarded a contract to build a micro superconductive magnetic energy storage ("SMES") system for the U.S. Air Force. The Company believes the contract award represents an opportunity to enter a new market with promising commercial applications for superconductive magnets. A SMES system acts as an electro-magnetic storage system that protects critical power loads from interruptions, spikes and sags. Utilities currently minimize power interruptions through use of Uninterruptible Power Supplies ("UPS"), which may use tens of hundreds of conventional lead acid batteries per system, require costly maintenance, and present an environmental hazard upon disposal. By contrast, a micro SMES is more energy efficient, easier to maintain, has a life of more than 20 years, and is environmentally friendly. While the potential SMES market appears substantial, there can be no assurances that the market will develop or that the Company will be able to successfully build on its entrance into that market through the award of the micro SMES system contract. Additionally, the Company faces other competitors interested in the SMES market, some of which may have superior resources and patent positions.

New Product Development: Refrigerants

         ICE currently expects that, over the long run, it will introduce other refrigerants from its FRIGC family of refrigerants for other carefully targeted market opportunities. ICE believes that its refrigerant technology - which is an outgrowth of its expertise in cryogenic technology - may give it a superior insight into refrigerant design and more flexibility in designing refrigerating hardware. Nonetheless, many other companies and research facilities currently are working to identify environmentally acceptable alternatives to the existing CFC- and HFC-based refrigerants. Many of these companies are larger, better financed, better staffed and more experienced in the refrigerant business than ICE. There can be no assurances that ICE's future refrigerants will meet all relevant regulatory and commercial requirements or that they will be accepted in the market.

         Moreover, ICE's success in developing and commercializing FRIGC refrigerant and associated technology will depend on its continued ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. ICE expects to continue filing additional patent applications relating to its new refrigerant technology in the near future. No assurance can be given that any additional patents will issue with respect to patent applications filed or to be filed by ICE. Furthermore, even if such patents issue, there can be no assurance that any issued patents will protect against competitive products or otherwise be commercially valuable.

New Product Development: Low-cost, Permanent Magnet-Based MRI Systems

         The Company has been working through its Field Effects Division with SMIS ("see "Investments - Surrey Medical Imaging Systems Limited", below) to develop a low-cost, permanent magnet-based MRI System. In May, 1996, the Company formally entered a joint venture with SMIS through the formation of a limited liability company, IMiG MRI Systems LLC ("IMiG LLC"). Under the joint venture agreement, the Company owns a fifty percent share of IMiG LLC and the balance is owned by SMIS. (The ownership shares can shift in favor of the Company in the event that SMIS does not elect to meet certain funding requirements of IMiG LLC.)

         IMiG LLC will market products developed jointly by the parent companies, including a permanent magnet-based MRI system for clinical diagnostic use. This system will be for sale initially into non-U.S. markets. While IMiG LLC believes that it has developed a product which is especially attractive in certain niche markets by virtue of its relatively low purchase, operating and maintenance costs, there can be no assurance that it will be able to compete successfully in markets which have until now been largely dominated by the major MRI systems integrators referenced earlier. Additionally, IMiG LLC is pursuing FDA approval of the system, which is a pre-requisite to its sale in the U.S., but there can be no assurance that IMiG LLC will succeed in obtaining such approval. At the end of fiscal year 1996, the Company had installed one system in a hospital in the U.K., for clinical demonstration purposes, and made its first commercial sale to a customer in Russia.

                                  INVESTMENTS
                                  -----------

ULTRALIFE BATTERIES, INC.

         The Company owns 975,753 shares of the common stock (approximately 12% of the outstanding common stock) of Ultralife Batteries, Inc. ("Ultralife"). Headquartered in Newark, N.Y., Ultralife produces lithium batteries that are the same size and voltage as standard batteries, but have double the operating life and a longer shelf life (up to 10 years) than alkaline or zinc carbon batteries. These batteries currently command a premium price in the market for long-life batteries.

         Ultralife focuses on markets which require increased energy density and extended shelf life. The Company is represented on Ultralife's Board of Directors.

         Ultralife completed an initial public offering of its common stock on December 31, 1992, and a second public offering on December 9, 1994. During fiscal year 1996, the Company sold, in a series of transactions, 85,000 shares of its Ultralife holdings on which it reported an aggregate gain of $1,414,000. The Company may in the future sell additional Ultralife shares as market conditions warrant.

         Ultralife's common stock is traded on the NASDAQ National Market System under the symbol ULBI. On July 29, 1996, Ultralife's common stock closed at a price of $12 per share.

SURREY MEDICAL IMAGING SYSTEMS LIMITED

         As of July 31, 1996, the Company owns 354,223 of the outstanding ordinary shares (approximately 23%) of Surrey Medical Imaging Systems Limited ("SMIS"), acquired at a cost of $3,529,000. In addition, the Company purchased 980,000 redeemable preference shares of SMIS at a cost of $1,511,000. These shares are non-voting unless SMIS is unable to attain certain specified financial targets. These preference shares are redeemable on the earlier of October 31, 1997 or the date of a public offering. Additionally, these preference shares carry a cumulative redemption premium of 15% per annum. The purchase of the preference shares included the acquisition of an option to purchase an additional 2.5% of the ordinary shares of SMIS at a price of approximately $6 per share.

          Located in Guildford, England, SMIS focuses on developing and marketing electronics and software for MRI and nuclear magnetic resonance spectroscopy applications. It also supplies equipment using X-ray and gamma-ray Computerized Tomography ("CT") and Ultrasonics for use in non-destructive testing of a variety of materials.

         The Company believes that complete magnetic resonance system products can be built by combining SMIS' systems electronics and software with Intermagnetics' magnet systems. In this way, Intermagnetics and SMIS are able to address certain niche markets in both the clinical and industrial sectors which would be largely unavailable to the parties separately. The recently formed joint venture, IMiG LLC, is one such example. (See "Research And Development - New Products: Low-cost, Permanent Magnet-Based MRI Systems" above.) Further, access of each party to a broader customer base, and augmented market intelligence, are expected to provide a greater sales potential for each of the parties' products individually. To date, the parties have collaborated on a variety of different opportunities including most recently a successful joint bid to develop a non-destructive NMR System for food analysis.

         As SMIS is privately held, the market value of this investment is not readily determinable.

                                   PERSONNEL
                                   ---------

         On May 26, 1996, the Company employed 504 people.

         Within the Magnetic Products segment, the production and maintenance employees of the Company's IGC-AS Division, which is located in Waterbury, Connecticut, are represented by the United Steelworkers of America ("United Steelworkers"). The Company and the United Steelworkers negotiated a five year collective bargaining agreement, effective May 31, 1993. Within the Refrigeration Products segment, the production employees of the Company's subsidiary, APD, which is located in Allentown, Pennsylvania, are also represented by a labor union, the International Association of Machinists and Aerospace Workers ("IAMAW"). The Company and IAMAW negotiated a three-year collective bargaining agreement, effective August 8, 1994.

         There is great demand for trained scientific and technical personnel, and the Company's growth and success will require it to attract and retain such personnel. Many of the prospective employers of such personnel are larger and have greater financial resources than the Company and may be in a better position to compete with the Company for prospective employees.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

         The executive officers of the Company are:

Name                        Position                                        Age
- ----                       ---------                                        ---
Carl H. Rosner             Chairman of the Board of Directors,               67
                           President and Chief Executive Officer


Charles J. Dannemann       Senior Vice President- Operations                 56

Michael C. Zeigler         Senior Vice President- Finance                    49
                           & Chief Financial Officer


Gary L. Hamilton           InterCool Energy Corporation -                    46
                           Senior Vice President

Ian L. Pykett              Technology Development Operations                 43
                           - Vice President

Richard L. Rhodenizer      Magnet Business Unit - Vice President             59

Robert S. Sokolowski       IGC-AS - Vice President,                          43
                           General Manager

Bruce A. Zeitlin           Corporate Vice President,                         53
                           APD Cryogenics Inc. - General Manager



         A principal founder of the Company, Mr. Rosner has been Chairman of the Board of Directors of the Company since the Company's formation in 1971 and before that headed the Superconductive Products Operation of GE. Mr. Rosner also serves as the Company's President and Chief Executive Officer.

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

         Mr. Hamilton, formerly Hordeski, was appointed InterCool Energy Corporation - Senior Vice President in February, 1995. Prior to that appointment, Mr. Hamilton served as APD Cryogenics Inc. - Vice President and General Manager since 1990. Before joining the Company, he was employed by Leybold Vacuum Products, Inc. from 1982 to 1990, most recently as Vice President of Marketing.

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

         Dr. Sokolowski was appointed Vice President and General Manager of the Company's IGC-Advanced Superconductors division in February, 1996. Dr. Sokolowski served as the Company's Manager of High Temperature Superconductor Operations, a part of the Company's Technology Development Operations, between November, 1991 and February, 1996.

         Mr. Zeitlin has been employed by the Company in various capacities since 1974. He has been responsible for marketing superconductive materials since 1982, and became Vice President-Materials Technology of the Company in 1985. Mr. Zeitlin has also headed the Company's superconductive materials operations (now IGC-AS) between 1987 and February, 1996. In February, 1996, Mr. Zeitlin was appointed Corporate Vice President and APD Cryogenics, Inc. - General Manager.

ITEM 2.  PROPERTIES

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

         The Field Effects Division currently operates out of premises totaling 12,600 square feet in Acton, Massachusetts. In late summer or early fall of 1996, Field Effects' will relocate to leased premises totaling 21,906 square feet in Tyngsboro, Massachusetts. The new facilities are subject to a five year lease expiring in the fall of 2001.

         APD operates out of a building, which it owns, in Allentown, Pennsylvania totaling 56,550 square feet.

         The Company believes its facilities are adequate and suitable for its current and near-term needs.

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor any of its subsidiaries is a party to any material legal proceeding. To the Company's knowledge, no director, officer, affiliate of the Company, holder of 5% or more of the Company's Common Stock, or associate of any of the foregoing, is a party adverse to, or has a material interest adverse to, the Company or any of its subsidiaries in any proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the American Stock Exchange under the symbol IMG. The high and low sales prices of the Common Stock for each quarterly period for the last two fiscal years, as reported on the American Stock Exchange, are shown below.

                                               Closing Prices(1)
                                            -----------------------
                                               High          Low
                                            ---------     ---------
Fiscal Year 1995
- ----------------
         Quarter Ended August 28, 1994      $  17 3/4     $ 13
         Quarter Ended November 27, 1994       16 1/8       13 1/4
         Quarter Ended February 26, 1995       14           10 3/4
         Quarter Ended May 28, 1995            14 5/8       10

Fiscal Year 1996
- ----------------
         Quarter Ended August 27, 1995      $  19         $ 13 3/4
         Quarter Ended November 26, 1995       20 3/8       16 3/8
         Quarter Ended February 25, 1996       25 1/4       17 5/8
         Quarter Ended May 26, 1996            20 1/8       14 3/4


- ----------

(1) The closing prices have been adjusted to reflect a three percent stock dividend distributed on June 15, 1995 to stockholders of record on May 31, 1995, rounded to the nearest $1/8, and a two percent stock dividend distributed on August 22, 1996 to stockholders of record on August 1, 1996, rounded to the nearest $1/8.

         There were 1,982 holders of record of Common Stock as of August 6, 1996. The Company has not paid cash dividends in the past ten years, and it does not anticipate that it will pay cash dividends or adopt such a cash dividend policy in the near future. The Board of Directors of the Company has declared a policy of granting annual stock dividends where, and to the extent that, the performance of the Company warrants such a declaration. Under the Company's bank agreements, prior bank approval is required for cash dividends in excess of the Company's net income for the year to which the dividend pertains.

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



                                              (Dollars in Thousands, Except Per Share Amounts)
                                                         For the Fiscal Year Ended
                             -------------------------------------------------------------------------------------
                             May 26, 1996       May 28, 1995      May 29, 1994      May 30, 1993      May 31, 1992
                             ------------       ------------      ------------      ------------      ------------
Net sales                      $88,467             $83,877           $51,238           $56,308           $58,219
Total revenue                   94,019              85,747            52,257            57,295            59,179
Cost of products sold           66,188              60,174            34,894            40,030            41,256
Income before income taxes       6,882               6,512             2,099             3,901             4,774
Net income                       4,427               4,007             2,148             3,140             4,264
Per primary share:
 Income before
 cumulative effect of
 accounting change                .36                 .34                .11               .31               .42
 Cumulative effect of
 accounting change                                                       .08
Net income                        .36                 .34                .19               .31               .42

At End of Fiscal Year            1996                1995               1994              1993              1992
                                 ----                ----               ----              ----              ----

Working capital                53,642             $52,655            $49,339           $19,601           $24,966
Total assets                  112,397             103,706             93,787            58,359            53,187
Long-term debt
 (net of current maturities)   29,364              39,807             39,859             4,991            10,650
Retained earnings (deficit)    (1,727)             (2,495)            (2,595)           (2,735)           (5,873)
Shareholders' equity           67,296              53,305             46,935            41,765             35,081

- ---------
(a) Income per primary share has been computed during each period based on the weighted average number of shares of Common Stock outstanding plus dilutive common stock equivalents (where applicable).

(b) The Company did not pay a cash dividend on its Common Stock during any of the periods indicated.

(c) Net income per primary share has been restated to give effect to the 2% stock dividend distributed in August, 1996, the five-for-four stock split effected September 8, 1994, and the 3% stock dividends distributed in September, 1991, September, 1992, September, 1993, and June, 1995.

(d) Net income for the fiscal year ended May 29, 1994 reflects a cumulative effect of accounting change in the amount of $888,000 or $.08 per primary share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following tables set forth, for the periods indicated, the percentages which certain items reflected in the financial data bear to total revenues of the Company and the percentage change of such items from period to period. See the Consolidated Financial Statements, located elsewhere in this report, for financial information to which the percentages set forth below relate.

                                                                                         Period to Period
                                               Relationship to Total Revenues            Increase (Decrease)
                                               -------------------------------          ---------------------
                                                    Fiscal Year Ended                         Fiscal Years
                                               -------------------------------          ---------------------
                                                May 26,     May 28,    May 29,            1995-     1994-
                                                 1996        1995       1994              1996      1995
                                               ---------   ---------  ---------         --------  --------
Net sales                                        94.1%       97.8%      98.1%              5.5%     63.7%
Other revenue                                     4.4         2.2        1.9             121.3      83.5
Realized gain on sale
  of marketable securities                        1.5          --         --                **        **
                                                -----       -----      -----
Total revenue                                   100.0       100.0      100.0               9.6      64.1

Costs and expenses:
 Cost of products sold                           70.4        70.2       66.8              10.0      72.4
 Product research and
   development                                    5.4         5.8        5.0               1.4      92.3
 Marketing, general and
   administrative                                13.3        13.2       20.7              10.9       4.0
 Interest and other
   expense                                        2.8         3.2        3.5              (5.6)     53.1
 Equity in net loss of
   unconsolidated affiliate                       0.8          --         --              **        **
                                                -----       -----      -----
                                                 92.7        92.4       96.0              10.0      58.0
                                                -----       -----      -----
Income before income
   taxes                                          7.3         7.6        4.0               5.7     210.2

Provision for income
   taxes                                          2.6         2.9        1.6              (2.0)    198.6
                                                -----       -----      -----
Income before cumulative
   effect of accounting change                    4.7         4.7        2.4              10.5     218.0

Cumulative effect of
   change in method of
   accounting for income
   taxes                                           --          --        1.7                **        **
                                                -----       -----      -----
Net income                                        4.7%        4.7%       4.1%             10.5%     86.5%
                                                =====       =====      =====

- ----------
**Not applicable for purposes of this table.

                 RESULTS OF OPERATIONS -- 1996 COMPARED TO 1995
                 ----------------------------------------------

         In fiscal 1996 total revenues increased approximately 9.6% compared to fiscal 1995. Sales of Magnetic Products declined approximately 4.4% while sales of Refrigeration Products increased approximately 49%. Gross margin, as a percentage of sales, decreased in the Magnetic Products segment by 3.1% and by 3.9% in the Refrigeration Products segment. The increase in revenues was due to a substantial increase in sales of Refrigeration Products, royalty and interest income, and a gain on the sale of investments. Gross margins, as a percentage of net sales, declined due to substantial competitive pressure on selling prices for magnets and superconducting wire for MRI systems, yield losses in the wire operation, rework costs associated with the introduction of certain Refrigeration Products and slower than planned reductions in magnet production costs. See Note I of Notes to Consolidated Financial Statements, located elsewhere in this report, for financial information by industry segment.

         Looking forward, the Company expects increased revenue in fiscal 1997 with a commensurate increase in net income provided the market for MRI systems continues to grow, the Company can successfully contend with continued competitive pressure on selling prices in the MRI marketplace, the planned reductions in production costs in both business segments are achieved and planned sales of refrigerants occur. Most of this improvement should be reflected in the second half of fiscal 1997.

         Company-funded product research and development was slightly higher in fiscal 1996 compared to fiscal 1995 with increased spending on Magnetic Products and reduced spending on Refrigeration Products. Third party contracts and government programs to conduct research and development projects increased approximately 19%. During fiscal 1996, the Company's average employment level increased to the point where it no longer qualified as a small business and thus is no longer eligible for future Small Business Innovation Research awards. Although existing grants and contracts are not affected, this source of externally-funded research and development contracts will no longer be available and the Company must look to other external sources or increase its use of internal funds to maintain its commitment to a high level of research and development activity.

         Marketing, general and administrative expenses increased approximately 10.9% in fiscal 1996 compared to fiscal 1995, most of which was due to the creation of a separate organization, InterCool Energy Corporation, to develop and market FRIGC(R) refrigerants. Interest expense was lower in fiscal 1996 due to the conversion of $8,375,000 of the Company's convertible, subordinated debentures in September, 1995. During the first quarter of fiscal 1996, the Company made an additional investment in Surrey Medical Imaging Systems Limited ("SMIS"), bringing its ownership to approximately 23%. SMIS is a UK Company engaged in the manufacture and sale of electronics and software for magnetic resonance imaging and nuclear magnetic resonance spectroscopy applications. Due to its increased ownership, the Company adopted the equity method of accounting for its investment. As a result, the Company recorded a loss on its investment of approximately $748,000 in fiscal 1996.

         The Company's effective income tax rate decreased slightly in fiscal 1996 due primarily to the increased tax benefits derived from the Company's foreign sales corporation and lower state income taxes. See Note F of Notes to Consolidated Financial Statements, located elsewhere in this report, for detailed information regarding income taxes.

         Magnetic Products Segment. Sales in this segment, which consists of the design, development, manufacture and sale of superconductive magnets and materials, permanent magnets and other magnetic products, decreased approximately 4.4% in fiscal 1996 compared to the prior year. Magnet sales decreased by approximately 6.2% and material sales increased nominally. The sales decline in this segment reflects the effect of reduced selling prices for MRI products and a leveling off in the growth of the MRI market. Gross profit margins, as a percentage of net sales, declined for both magnets and materials, reflecting lower selling prices, slower than planned reductions in magnet production costs and yield losses in wire manufacturing.

         Refrigeration Products Segment. This segment, which consists of the design, development, manufacture and sale of cryogenic refrigeration equipment and refrigerants had increased sales of approximately 49% in fiscal 1996. This increase was primarily the result of sales of FR-12(TM) refrigerant and a substantial increase in sales of shield coolers for MRI magnet systems. Gross profit margin, as a percentage of net sales decreased slightly in fiscal 1996 compared to fiscal 1995 due to price reductions for shield coolers and substantial rework costs associated with the introduction of certain cryogenic refrigeration equipment.

         In September, 1995, the Company entered into a long-term master distributorship agreement with Pennzoil Products Company ("Pennzoil") to market FR-12 refrigerant in North America and in July, 1996, Pennzoil announced that it was accelerating the rollout of this refrigerant by one year, initially in 37 Jiffy Lube stores in Houston and eventually about 500 stores nationwide.

         In November, 1995, the Company announced that it had signed a long-term agreement with Ausimont S.p.A. of Milan, Italy (a Montedison affiliate) to distribute FR-12 refrigerant in Europe. The distributorship covers the territory of Italy, Scandinavia, the United Kingdom, Germany, Spain, Portugal, Austria and France. In March, 1996, the Company announced that it had reached an agreement with Al-Murjan Environmental Management and Technology Co., Ltd. (of Jeddah, Saudi Arabia) to be its sales representative for FR-12 refrigerant in the Middle East. The Company continues to look for qualified distributors in other international territories.

                 RESULTS OF OPERATIONS -- 1995 COMPARED TO 1994
                 ----------------------------------------------

         In fiscal 1995 total revenues increased approximately 64% compared to fiscal 1994. Sales of Magnetic Products increased approximately 79% while sales of Refrigeration Products increased approximately 18%. Gross margin, as a percentage of sales, decreased in the Magnetic Products segment by 4.2% and by 2.8% in the Refrigeration Products segment. See Note I of Notes to Consolidated Financial Statements, located elsewhere in this report, for financial information by industry segment.

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

         During fiscal 1995, the Company received EPA final acceptance of its CFC refrigerant replacement with the trademark FRIGC FR-12 refrigerant for use in mobile air conditioning systems and also received a US Patent for FRIGC FR-12 refrigerant. The Company also signed agreements with Schenectady International, Inc. to manufacture FRIGC FR-12 refrigerant, with Aeroquip to manufacture the necessary field couplings, adapters and hose assemblies for FR-12 refrigerant adaption and with Robinair for the necessary FR-12 refrigerant installation equipment. The first commercial order of FR-12 refrigerant was shipped to a military base and the Company announced that FR-12 refrigerant was being made available to the fleet vehicle market.

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

         The Company's effective income tax rate decreased slightly in fiscal 1995 due primarily to the tax benefits derived from the establishment of a foreign sales corporation. See Note F of Notes to Consolidated Financial Statements, located elsewhere in this report, for detailed information regarding income taxes.

         Magnetic Products Segment. Sales in this segment increased approximately 79% in fiscal 1995 compared to the prior year. Magnet sales increased by approximately 116% and material sales increased approximately 27% due to strong demand for the new family of magnet systems for MRI and increased demand for superconductive wire for MRI magnets. Gross profit margin, as a percentage of net sales, declined for magnet systems, reflecting the higher costs associated with the initial production of a newly designed product line.

         Refrigeration Products Segment. This segment had increased sales of approximately 18% in fiscal 1995. This increase was primarily the result of a substantial increase in sales of shield coolers for MRI magnet systems and sales of a new line of cryogenic refrigeration equipment ("Cryotiger"(R)). Gross profit margin, as a percentage of net sales decreased slightly in fiscal 1995 compared to fiscal 1994 due to price reductions for shield coolers and higher initial production costs for the new Cryotigero line.

                       LIQUIDITY AND CAPITAL COMMITMENTS
                       ---------------------------------

         In fiscal 1996 the Company generated net cash of approximately $10,130,000 from operating activities which was partially used to purchase property, plant and equipment and to make additional investments in Surrey Medical Imaging Systems, Limited. In June, 1996, the Company announced the formation of a joint venture with SMIS, called IMiG MRI(TM) Systems, LLC to commercialize a new low-cost permanent magnet-based magnetic resonance imaging system which the parties have jointly developed for use by the medical diagnostic industry worldwide. The Company does not expect the IMiG-MRI system to be competitive with higher field MRI systems. The initially targeted markets include the territories of Southeast Asia, India, South America, the former Soviet Union and Eastern Europe. The Company expects to meet its funding obligations of the joint venture from working capital.

         During the year the Company sold 85,000 shares of Ultralife Batteries, Inc. for approximately $1,927,000. The Company may make similar sales in the future as market conditions warrant.

         In September, 1995, the holders of $8,375,000 of the Company's convertible, subordinated debentures due September, 2003 converted those debentures into 564,026 shares of Common Stock. In connection with the conversion, the Company paid these holders a payment of 2% of the face amount of the converted debentures to induce early conversion and in lieu of all accrued interest due. In March 1995, the Company announced a stock buy-back program under which the Company may, from time-to-time through December 31,1995, (subsequently extended indefinitely), repurchase up to 1,000,000 shares of its Common Stock depending on market conditions. The repurchases are expected to be financed from working capital and would be used, among other things, to meet future obligations under stock option plans and outstanding convertible securities. During fiscal 1996, the Company repurchased a total of 62,700 shares for approximately $985,000. See the Consolidated Statements of Cash Flows in the Consolidated Financial Statements, located elsewhere in this report, for a detailed description of the sources and uses of cash during fiscal 1996 as well as the two preceding years.

         The Company's capital resource commitments as of July 28, 1996 consisted principally of capital equipment commitments of approximately $450,000 and maturing installment notes with a payment of $2,167,000 due December 30, 1996.

         The Company has a three year, unsecured $10,000,000 line of credit with a bank which bears interest at the London Interbank Offered Rate (LIBOR) plus 1.25% or prime and will expire in November, 1997, none of which was in use on July 28, 1996.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors called for by Item 10 of Form 10-K will be set forth under the heading "Election of Directors" in the Company's definitive proxy statement relating to the 1996 Annual Meeting of Shareholders (the "Proxy Statement"), and is hereby incorporated herein by reference.

         The information concerning executive officers called for by Item 10 of Form 10-K is set forth in "Item 1. Business" of this annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information with respect to compensation of certain executive officers and all executive officers of the Company as a group to be contained under the headings "Executive Compensation" and "Certain Transactions" in the Proxy Statement is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information with respect to ownership of the Company's Common Stock by management and by certain other beneficial owners to be contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information with respect to certain relationships and related transactions to be contained under the heading "Certain Transactions" in the Proxy Statement is hereby incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Attached hereto and filed as part of this report are the financial statements, schedules and the exhibits listed below.

1.   Financial Statements
     --------------------

     Report of Independent Auditors

     Consolidated Balance Sheets as of May 26, 1996 and May 28, 1995

     Consolidated Statements of Income for the fiscal years ended May 26, 1996, May 28, 1995 and May 29, 1994

     Consolidated Statements of Shareholders' Equity for the fiscal years ended May 26, 1996, May 28, 1995 and May 29, 1994

     Consolidated Statements of Cash Flows for the fiscal years ended May 26, 1996, May 28, 1995 and May 29, 1994

     Notes to Consolidated Financial Statements

2.   Schedule
     --------

II   Valuation and Qualifying Accounts

     All other schedules are not required or are inapplicable and, therefore, have been omitted.

3.   Exhibits

Articles of Incorporation and By-laws

     3(i)     Restated Certificate of Incorporation (3) (Exhibit 3.1)

     3(ii)    By-laws, as amended (4) (Exhibit 3.2)

Instruments defining the rights of security holders, including indentures

     4.1      Form of Common Stock certificate (6) (Exhibit 4.1)

     4.2 Amended and Restated Loan Agreement dated as of December 23, 1991 among Meridian Bank, Intermagnetics General Corporation, APD Cryogenics Inc., Magstream Corporation and IGC Advanced Superconductors Inc. (6) (Exhibit 4.3)

     4.3 First Amendment dated as of February 26, 1992 to the Amended and Restated Loan Agreement dated as of December 23, 1991 among Meridian Bank, Intermagnetics General Corporation, APD Cryogenics Inc., Magstream Corporation and IGC Advanced Superconductors Inc.
              (6) (Exhibit 4.4)

     4.4 Second Amendment dated as of June 14, 1994 to the Amended and Restated Loan Agreement dated as of December 23, 1991 among Meridian Bank, Intermagnetics General Corporation, APD Cryogenics Inc. and Magstream Corporation. (8)

     4.5 Third Amendment dated as of August 1, 1994 to the Amended and Restated Loan Agreement dated as of December 23, 1991 among Meridian Bank, Intermagnetics General Corporation, APD Cryogenics Inc. and Magstream Corporation (8)

Material Contracts

     10.1 Agreement Restating and Superseding Lease and Granting Rights to Use Common Areas and Other Rights dated as of December 23, 1991 between Waterbury Industrial Commons Associates, IGC Advanced Superconductors Inc. and Intermagnetics General Corporation (6) (Exhibit 10.1)

+    10.2     1990 Stock Option Plan (5) (Appendix A)

+    10.3     1981 Stock Option Plan, as amended (2) (Exhibit 10.7)

+    10.4     Supplemental Executive Benefit Agreement (1) (Exhibit 10.37)

     10.5 Agreement dated June 9, 1992 between Philips Medical Systems Nederlands B.V. and Intermagnetics General Corporation for sales of magnet systems (9) (Exhibit 10.6)

     10.6 Purchase Agreement dated as of January 1, 1994 between Intermagnetics General Corporation and General Electric Company
              (9) (Exhibit 10.7)

+    10.7     Employment Agreement between Intermagnetics General Corporation and Carl H. Rosner (6) (Exhibit 10.8)

     10.8 Share Purchase Agreement, dated January 23, 1992, by and between Ultralife Batteries, Inc. and Intermagnetics General Corporation
              (7) (Exhibit 10.1)

Letter regarding change in certifying accountant

     16.1 Letter, dated September 12, 1994, to the Securities and Exchange Commission from Ernst & Young LLP, the registrant's former certifying accountant (10) (Exhibit 16.1)

     16.2 Letter, dated November 10, 1994, to the Securities and Exchange Commission from Ernst & Young LLP, the registrant's former certifying accountant (11) (Exhibit 16.1)

Subsidiaries of the registrant

*    21       Subsidiaries of the Company

Consents of experts and counsel

*    23       Consent of KPMG Peat Marwick LLP with respect to the Registration
              Statements Numbers 2-80041, 2-94701, 33-2517, 33-12762, 33-12763,
              33-38145, 33-44693, 33-50598, 33-55092, 33-72160 and 333-10553 on
              Form S-8

- --------------------------------------

    (1) Exhibit incorporated hereby reference to the Registration Statement on Form S-2 (Registration No. 2-99408) filed by the Company on August 2, 1985.

    (2) Exhibit incorporated herein reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1987.

    (3) Exhibit incorporated herein reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 28, 1989.

    (4) Exhibit incorporated herein reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 27, 1990.

    (5) Exhibit incorporated by reference to the Proxy Statement dated October 4, 1991 for the 1991 Annual Meeting of Shareholders.

    (6) Exhibit incorporated herein reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1992, as amended by Amendment No. 1 on Form 8 dated November 17, 1992.

    (7) Exhibit incorporated herein by reference to the Quarterly Report on Form 10-Q filed by the Company for the six months ended November 29, 1992.

    (8) Exhibit incorporated herein reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 29, 1994.

    (9) Exhibit incorported herein by reference to the Annual Report on Form 10-K/A2 for the fiscal year ended May 29, 1994. Portions of this Exhibit were omitted and filed separately with the Secretary and Exchange Commission pursuant to an Application for Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

    (10) Exhibit incorporated here by reference to the Report on Form 8-K filed by the Company on September 12, 1994.

    (11) Exhibit incorporated herein by reference to the Report on Form S-K filed by the Company on November 11. 1994.

* Filed With the Annual Rcport on Form 10-K for the fiscal year ended May 26. 1996,

+ Management contract or compensatory plan or arrangement required to be filed as in exhibit to this annual report on Form 10-K.

              The Company agrees to provide the SEC upon request with copies of certain long-term debt obligations which have been omitted pursuant to the applicable rules.

              The Company agrees to furnish supplementally a copy of ommitted Schedules and Exhibits, if any, with respect to Exhibits listed above upon request,


                             (b) REPORTS ON FORM 8-K
                                 -------------------

None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTERMAGNETICS GENERAL CORPORATION

Date: August 23, 1996                 By: /s/ Carl H. Rosner
                                         -------------------------------------
                                              Carl H, Rosner
                                               President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Each person in so signing also makes, constitutes and appoints Carl H, Rosner. Chairman, President and Chief Executive Officer. Michael C. Zeigler, Senior Vice President - Finance and Chief Financial Officer, and each of them. his true and lawful attorneys-in-fact, in his name. place and stead to execute and cause to be filed with the Securities and Exchange Commisson any or all amendments to this report.

Name                                              Capacity                                         Date
- -----------------------------------------------------------------------------------------------------------------
 /s/Carl H. Rosner                                Chairman, President,                            August 23, 1996
- -----------------------------                     Chief Executive Officer
    Carl H. Rosner                                (principal executive
                                                  officer) and Director

 /s/Michael C. Zeigler                            Senior Vice President-                          August 23, 1996
- -----------------------------                     Finance: Chief Financial
     Michael C. Zeigler                           Officer (principal financial
                                                  and accounting officer)

 /s/Joscph C. Abeles                              Director                                        August 23, 1996
- -----------------------------
    Joseph C. Abeles

 /s/Edward E. David, Jr.                          Director                                        August 23, 1996
- -----------------------------
     Edward E. David.  Jr.

 /S/Jack E. Goldman                               Director                                        August 23, 1996
- -----------------------------
   Jack E. Goldman

 /s/Thomas; L. Kempner                            Director                                        August 23, 1996
- -----------------------------
     Thomas L. Kempner

 /s/Stuart A. Shikiar                             Director                                        August 23, 1996
- -----------------------------
     Stuart A. Shikiar

/s/Sheldon Weinig                                 Director                                        August 23, 1996
- -----------------------------
   Sheldon Weinig



                            1. Financial Statements

                          Independent Auditors' Report


The Board of Directors and Shareholders
Intermagnetics General Corporation:

We have audited the consolidated financial statements of Intermagnetics General Corporation as of and for the years ended May 26, 1996 and May 28, 1995, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermagnetics General Corporation as of May 26, 1996 and May 28, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             /s/ KPMG Peat Marwick LLP

Albany, New York
July 12, 1996

                         Report of Independent Auditors


Board of Directors and Shareholders
Intermagnetics General Corporation:

We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Intermagnetics General Corporation for the year ended May 29, 1994. Our audit also included the financial statement schedule listed in the Index at Item 14(a) as it pertains to fiscal 1994. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, changes in shareholders' equity, and cash flows of Intermagnetics General Corporation for the year ended May 29, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, in 1994 the Company changed its method of accounting for income taxes.


                                                 /s/ Ernst & Young LLP



Albany, New York
July 18, 1994, except for Note C,
   as to which the date is August 1, 1994

CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)
                                                                       May 26,            May 28,
                                                                        1996               1995
                                                                       --------          --------
ASSETS
CURRENT ASSETS
  Cash and short-term investments                                       $18,696           $13,009
  Trade accounts receivable, less allowance
    (1996 - $169; 1995 - $145)                                           20,587            20,267
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                     2,094             1,144
  Inventories:
    Finished products                                                       477               605
    Work in process                                                      13,933            16,960
    Materials and supplies                                               10,447             8,828
                                                                       --------          --------
                                                                         24,857            26,393
  Prepaid expenses and other                                              1,581             1,244
                                                                       --------          --------
    TOTAL CURRENT ASSETS                                                 67,815            62,057

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                   1,479             1,502
  Buildings and improvements                                             16,610            16,214
  Machinery and equipment                                                31,321            27,364
  Leasehold improvements                                                    233               233
                                                                       --------          --------
                                                                         49,643            45,313
  Less allowances for depreciation and amortization                      25,648            22,766
                                                                       --------          --------
                                                                         23,995            22,547
  Equipment in process of construction                                    2,381             2,632
                                                                       --------          --------
                                                                         26,376            25,179

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                           7,500             5,100
  Other investments                                                       7,760             8,502
  Purchased technology, less accumulated amortization
    (1996 - $1,180; 1995 - $1,108)                                          411               483
  Other assets                                                            2,535             2,385
                                                                       --------          --------
    TOTAL ASSETS                                                       $112,397          $103,706
                                                                       ========          ========

                                                                                   (Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                        May 26,            May 28,
                                                                         1996                1995
                                                                       --------           --------
CURRENT LIABILITIES
  Current portion of long-term debt                                      $2,277               $238
  Accounts payable                                                        5,806              4,032
  Salaries, wages and related items                                       2,373              2,402
  Customer advances and deposits                                            539                496
  Product warranty reserve                                                1,100                822
  Accrued income taxes                                                    1,203                367
  Other liabilities and accrued expenses                                    875              1,045
                                                                       --------           --------
    TOTAL CURRENT  LIABILITIES                                           14,173              9,402

LONG-TERM DEBT, less current portion                                     29,364             39,807
DEFERRED INCOME TAXES, on unrealized gain
    on available for sale securities                                      1,564              1,192

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 20,000,000 shares
    Issued and outstanding (including shares in treasury):
      1996 - 12,076,499 shares
      1995 - 11,298,073 shares                                            1,208              1,108
  Additional paid-in capital                                             69,040             55,166
  Retained earnings (deficit)                                            (1,727)            (2,495)
  Unrealized gain on available for sale securities, net                   2,346              1,787
  Foreign currency translation adjustments                                  (96)               (46)
                                                                       --------           --------
                                                                         70,771             55,520
  Less cost of Common Stock in treasury
    (1996 - 322,540 shares; 1995 - 242,768 shares)                       (3,475)            (2,215)
                                                                       --------           --------
                                                                         67,296             53,305
                                                                       --------           --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $112,397           $103,706
                                                                       ========           ========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                                        Fiscal Year Ended
                                                                      ----------------------------------------------------
                                                                      May 26,                 May 28,               May 29,
                                                                       1996                    1995                  1994
                                                                      -------                 -------              -------
Net sales                                                             $88,467                 $83,877              $51,238

Other revenue                                                           4,138                   1,870                1,019

Realized gain on sale of available for sale securities                  1,414
                                                                      -------                 -------              -------

Total revenue                                                          94,019                  85,747               52,257

Costs and expenses:

  Cost of products sold                                                66,188                  60,174               34,894

  Product research and development                                      5,075                   5,005                2,603

  Marketing, general and administrative                                12,502                  11,275               10,844

  Interest and other expense                                            2,624                   2,781                1,817

  Equity in net loss of unconsolidated affiliate                          748
                                                                      -------                 -------              -------

Total costs and expenses                                               87,137                  79,235               50,158
                                                                      -------                 -------              -------

Income before income taxes                                              6,882                   6,512                2,099

Provision for income taxes                                              2,455                   2,505                  839
                                                                      -------                 -------              -------

Income before cumulative effect of accounting change                    4,427                   4,007                1,260

Cumulative effect of change in method of
  accounting for income taxes                                                                                          888
                                                                      -------                 -------              -------

NET INCOME                                                             $4,427                  $4,007               $2,148
                                                                      =======                 =======              =======

PER SHARE:

Primary and fully diluted:

  Income before cumulative effect of accounting change                $   .36                 $   .34              $   .11

  Cumulative effect of accounting change                                                                               .08
                                                                      -------                 -------              -------

  Net income                                                          $   .36                 $   .34              $   .19
                                                                      =======                 =======              =======



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
INTERMAGNETICS GENERAL CORPORATION
Fiscal Years Ended May 26, 1996, May 28, 1995 and May 29, 1994
(Dollars in Thousands, Except Per Share Amounts)

                                                                                             Unrealized
                                                                                              Gain on         Foreign
                                                             Additional      Retained       Available        Currency
                                               Common          Paid-In        Earnings        For Sale      Translation    Treasury
                                               Stock          Capital        (Deficit)    Securities, net   Adjustments      Stock
                                              ------         --------        ---------    ---------------   -----------    --------
Balances at May 30, 1993                        $776         $44,449        $(2,735)                          $(104)        $(621)
Net income                                                                    2,148
Tax benefit from exercise of stock options                       491
Sale of 584,212 shares of Common Stock,
  including receipt of 23,400 shares of
  Treasury Stock, upon exercise of stock
  options at $2.614 to $8.344 per share           44           2,402                                                         (231)
Sale of 3,714 shares of Common Stock to IGC
  Savings Trust at $5.927 to $17.075 per share                    17
Stock dividends and payment for
  fractional shares                               24           1,985         (2,008)
Adjustment for five-for-four stock split,
  2,217,334 shares                               211            (211)
Unrealized gain on foreign currency
  translation                                                                                                   298
                                              ------         -------        -------            ------          ----       -------
Balances at May 29, 1994                       1,055          49,133         (2,595)                            194          (852)

Net income                                                                    4,007
Tax benefit from exercise of stock options                     1,025
Sale of 211,167 shares of Common Stock,
  including receipt of 27,856 shares of
  Treasury Stock, upon exercise of stock
  options at $3.397 to $10.496 per share          18           1,124                                                         (329)
Sale of 15,884 shares of Common Stock
  to IGC Savings Trust at $10.232 to
  $16.562 per share                                2              26
Stock dividends and payments for
  fractional shares                               33           3,858         (3,907)
Unrealized gain on available for
  sale securities, net                                                                         $1,787
Unrealized loss on foreign currency
  translation                                                                                                  (240)
Purchase of 88,100 shares of Treasury
  Stock at $10.750 to $14.625                                                                                              (1,034)
                                              ------         -------        -------            ------          ----       -------
Balances at May 28, 1995                       1,108          55,166         (2,495)            1,787           (46)       (2,215)

Net income                                                                    4,427
Tax benefit from exercise of stock options                       837
Sale of 209,322 shares of Common Stock,
  including receipt of 17,072 shares of
  Treasury Stock, upon exercise of stock
  options at $3.397 to $14.468 per share          21           1,236                                                         (275)
Sale of 7,570 shares of Common Stock
  to IGC Savings Trust at $14.093 to
  $24.020 per share                                1             140
Stock dividends and payments for
  fractional shares                               23           3,623         (3,659)
Unrealized gain on available for
  sale securities, net                                                                            559
Unrealized loss on foreign currency
  translation                                                                                                   (50)
Purchase of 62,700 shares of Treasury
  Stock at $13.875 to $19.375                                                                                                (985)
Conversion of $8,375,000 of 5.75%
  convertible subordinated debentures at
  $14.848 per share                               55           8,038
                                              ------         -------        -------            ------          ----       -------
Balances at May 26, 1996                      $1,208         $69,040        $(1,727)           $2,346          $(96)      $(3,475)

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)

                                                                                        Fiscal Year Ended
                                                                            ---------------------------------------------
                                                                            May 26,          May 28,          May 29,
                                                                             1996             1995             1994
                                                                            -----------   --------------   --------------
OPERATING ACTIVITIES
Net income                                                                      $4,427           $4,007           $2,148
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Cumulative effect of accounting change                                                                          (888)
    Depreciation and amortization                                                3,165            3,270            3,266
    Provision for deferred taxes                                                  (533)              18             (486)
    Imputed interest on royalties receivable                                                        (29)             (45)
    Imputed interest on unsecured notes                                            210              189              169
    Equity in net loss of unconsolidated affiliate                                 748
    Gain on sale of available for sale securities                               (1,414)
    Change in operating assets and liabilities:
      Increase in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                (1,270)          (5,750)          (3,436)
      (Increase) decrease in inventories and prepaid expenses and other          1,482             (162)          (9,314)
      Increase in accounts payable and accrued expenses                          3,365            3,550            1,318
      Change in foreign currency translation adjustments                           (50)            (240)             305
      Other                                                                                                            2
                                                                            -----------   --------------   --------------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          10,130            4,853           (6,961)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                      (4,079)          (3,935)          (9,443)
Payments received on royalties receivable                                                            97              190
Proceeds from sale of available for sale securities                              1,927
Investment in unconsolidated affiliate                                          (2,070)            (445)          (2,525)
Increase in other assets                                                          (121)            (172)             (52)
                                                                            -----------   --------------   --------------
    NET CASH USED IN INVESTING ACTIVITIES                                       (4,343)          (4,455)         (11,830)

FINANCING ACTIVITIES
Proceeds from note payable and long-term borrowing                                                1,914           45,719
Debt issue costs                                                                                                  (1,161)
Purchase of Treasury Stock                                                        (985)          (1,034)
Proceeds from sales of Common Stock                                              1,123              825            2,233
Principal payments on note payable and long-term debt                             (238)          (2,290)         (16,457)
                                                                            -----------   --------------   --------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (100)            (585)          30,334
                                                                            -----------   --------------   --------------

INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                           5,687             (187)          11,543

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                          13,009           13,196            1,653
                                                                            -----------   --------------   --------------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                               $18,696          $13,009          $13,196
                                                                            ===========   ==============   ==============

SUPPLEMENTAL  SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Exchange of Common Stock in partial payment of exercise
  price on options                                                                $275             $329             $231
                                                                            ===========   ==============   ==============

Tax benefit from exercise of stock options                                        $837           $1,025             $491
                                                                            ===========   ==============   ==============

Stock Dividends                                                                 $3,659           $3,907           $2,008
                                                                            ===========   ==============   ==============

Conversion of debt to equity, net of deferred debt issue
  cost reduction of $282                                                        $8,093
                                                                            ===========

                See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INTERMAGNETICS GENERAL CORPORATION

NOTE A - ACCOUNTING POLICIES

Description of Business:

Intermagnetics General Corporation ("Company") operates in two industry segments: Magnetic Products and Refrigeration Products. The Magnetic Products segment consists primarily of the manufacture and sale of superconductive materials and magnets and permanent magnets used mainly in Magnetic Resonance Imaging (MRI) for medical diagnostics. The majority of the Company's sales in this segment are to European and US customers. The Refrigeration Products segment consists of cryogenic refrigeration equipment produced by a subsidiary, APD Cryogenics, Inc., and refrigerants which are sold by another subsidiary, InterCool Energy Corporation. Cryogenic refrigeration equipment is used in the semi-conductor manufacturing process, MRI, and in a variety of research applications. Refrigerants consist of a family of environmentally friendly refrigerants designed to replace recently banned CFC refrigerants. Sales of this segment are primarily to US and European customers. The Company operates on a 52/53 week year ending the last Sunday during the month of May. See Notes I and J for additional information regarding financial information by segment and sales to principal customers.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company's 45% investment in a joint venture (GEC Alsthom Intermagnetics, a European manufacturer of magnetic products) and 23% investment in Surrey Medical Imaging Systems Limited ("SMIS") are accounted for using the equity method of accounting. Prior to the fiscal year ended May 26, 1996, the Company's investment in SMIS was recorded at cost.

Cash Flows:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Short-term investments (approximately $15,796,000 at May 26, 1996 and approximately $10,649,000 at May 28, 1995) primarily consist of US Government and Agency obligations, commercial paper, and other corporate obligations and are stated at market. The Company considers these short-term investments to be cash equivalents for purposes of the Consolidated Statements of Cash Flows.

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

Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market value.

Property, Plant and Equipment:

Land and improvements, buildings and improvements, machinery and equipment and leasehold improvements are recorded at cost. Provisions for depreciation are computed using the straight-line method in a manner that is intended to amortize the cost of such assets over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the remaining initial term of the lease. For financial reporting purposes, the Company provides for depreciation of property, plant and equipment over the following estimated useful lives:

              Land Improvements                      25 years
              Buildings and Improvements             7 - 40 years
              Machinery and Equipment                3 - 15 years
              Leasehold Improvements                 2 - 15 years

In March, 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which will be effective for the Company in its fiscal year ending May, 1997. Management of the Company does not believe that the implementation of this new accounting standard will have a material effect on the Company's consolidated financial statements.

Investments:

Certain investments are categorized as available for sale securities in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Available for sale securities are reported at fair value, with unrealized gains and losses included in shareholders' equity.

A decline in the market value of any available for sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available for sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Income Taxes:

Effective May 31, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As permitted under this new standard, prior years' financial statements have not been restated. The cumulative effect of adopting SFAS 109, on the Company's financial statements was to increase net income by $888,000 for the year ended May 29, 1994.

Foreign Currency Translation:

Foreign currency translation adjustments arise from conversion of the Company's foreign subsidiary's financial statements to US currency for reporting purposes, and are reflected in shareholders' equity in the accompanying consolidated balance sheets. Realized foreign currency transaction gains and losses are included in interest and other expense in the accompanying consolidated statements of income.

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

Capitalized Interest:

The Company capitalizes interest costs on certain assets constructed for its own use. No interest was capitalized during fiscal 1995 or fiscal 1996. In fiscal 1994 $186,000 ($.02 per share) of the $1,999,000 interest incurred was capitalized as part of buildings and improvements.

Use of Estimates:

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, and the disclosure of contingent assets and liabilities, to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Stock-Based Compensation:

In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation" which will be effective for the Company in its fiscal year ending May, 1997. As permitted under SFAS 123, the Company elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but will continue to account for such compensation under the provisions of APB Opinion 25. The Company will comply with the disclosure requirements of SFAS 123 in its fiscal year ending May, 1997.


NOTE B - INVESTMENTS

Available for Sale Securities:

As of May 28, 1995, the Company owned 1,060,753 shares (approximately 14%) of the common stock of Ultralife Batteries, Inc. ("Ultralife"), a manufacturer of lithium batteries, acquired at a total cost of $7,528,000. During fiscal 1996, the Company sold 85,000 shares, bringing its ownership to 975,753 shares (approximately 12%). Proceeds from the sale totaled $1,927,000, resulting in a pretax gain of $1,414,000. The cost of the securities sold was based on specific identification of the securities held at the time of sale. The market value of the Company's total investment in Ultralife, the sale of which is restricted under US Securities laws, was $14,636,000 and $18,033,000 at May 26, 1996 and May 28, 1995, respectively. The cost and market value of "Available for Sale" securities, representing those shares salable under Securities laws, were as shown below:

                                              May 26, 1996        May 28, 1995
                                              ------------        ------------
Cost                                            $3,590,000          $2,121,000
Gross Unrealized Holding Gain                    3,910,000           2,979,000
                                              ------------        ------------
Market Value                                    $7,500,000          $5,100,000
                                              ============        ============

The balance of the Ultralife investment is included at cost in other investments.

Other Investments:

Investments in other securities at May 26, 1996 and May 28, 1995 consist of:

                                                  1996                1995
                                                  ----                ----
  SMIS                                          $4,210              $2,971
  Ultralife Batteries, Inc.                      3,425               5,406
  Other                                            125                 125
                                                ------              ------
                                                $7,760              $8,502
                                                ======              ======

As of May 26, 1996 and May 28, 1995 the Company owned 354,223 shares (approximately 23%) and 292,612 shares (approximately 19%), respectively of "SMIS" acquired at a cost of $3,530,000 and $2,971,000, respectively. SMIS is a UK company engaged in the manufacture and sale of electronics and software for magnetic resonance imaging and nuclear magnetic resonance spectroscopy applications. Due to its increased level of ownership, the Company adopted the equity method of accounting for its investment during the first quarter of fiscal 1996. The acquisition cost exceeded the underlying equity in net assets by $3,298,000, which is being amortized over a period of 40 years. At May 26, 1996, accumulated amortization was approximately $82,000. As SMIS is privately held, the market value of this investment is not readily determinable.

In addition, the Company purchased 980,000 SMIS redeemable preference shares during the year ended May 26, 1996 at a cost of $1,511,000. These shares are non-voting unless SMIS is unable to attain certain specified financial targets, are redeemable on the earlier of October 31, 1997 or the date of a public offering and carry a cumulative redemption premium of 15% per annum. The purchase of the preference shares included the acquisition of an option to purchase 2.5% of SMIS' common stock at a price of approximately $6 per share.


NOTE C - NOTES PAYABLE AND LONG-TERM DEBT

The Company has an unsecured $10,000,000 bank line of credit which is scheduled to expire in November, 1997. Borrowings under the line (none at May 26, 1996 and May 28, 1995) bear interest at either the London Interbank Offered Rate (LIBOR) for the applicable term (for example, the one year rate: 5.91% at May 26, 1996 and 6.06% at May 28, 1995) plus 1.25% or prime (8.25% at May 26, 1996 and 9% at
May 28, 1995), at the Company's option.

Long-term debt consists of the following:

(In Thousands)                           May 26,                    May 28,
                                          1996                       1995
                                        --------                   --------
Revenue bonds                           $  1,800                   $  1,875
Mortgage payable                           6,185                      6,343
Installment notes                                                         6
Unsecured notes                            2,031                      1,821
Convertible debentures                    21,625                     30,000
                                         -------                    -------
                                          31,641                     40,045
Less current portion                       2,277                        238
                                         -------                    -------
Long-term debt                           $29,364                    $39,807
                                         =======                    =======

Revenue bonds consist of a subsidiary's obligation under an agreement with an Economic Development Authority with respect to revenue bonds issued in connection with the acquisition of certain land, building and equipment acquired at a total cost of approximately $2,408,000. The bonds bear interest at a weekly adjustable annual rate (convertible to fixed rate at the option of the Company) which averaged 3.95% for the year ended May 26, 1996 (3.74% for the year ended May 28, 1995). The bonds mature serially in amounts ranging from $75,000 in December, 1996 to $200,000 in December, 2009. In the event of default or upon the occurrence of certain conditions, the bonds are subject to mandatory redemption at prices ranging from 100% to 103% of face value. As long as the interest rate on the bonds is adjustable weekly, the bonds are redeemable at the option of the Company at face value. The Company makes monthly advance payments to restricted cash accounts in amounts sufficient to meet the interest and principal payments on the bonds when due. The balances of these accounts, included in "Cash and Short-Term Investments" on the accompanying consolidated balance sheets, were $33,000 at May 26, 1996 and $32,000 at May 28, 1995.

The mortgage payable bears interest at the rate of 7.5%, is payable in monthly installments of $52,000, including principal and interest through April, 2001 with a final payment of $5,155,000 due in May, 2001. The loan is secured by land and buildings and certain equipment acquired at a cost of approximately $10,800,000.

Unsecured notes consist of ten-year notes payable in one installment on December 30, 1996, in the principal amount of $1,700,000 issued in connection with an acquisition. Such notes were non-interest bearing through May 31, 1992, and thereafter bear interest at 6% per annum payable on December 30, 1996. The notes have been discounted to reflect a market rate of interest.

Convertible debentures at May 26, 1996 consist of $21,625,000 of 5.75% convertible subordinated debentures due September, 2003, issued in a private placement. The debentures are convertible into Common Stock at approximately $14.85 per share. Interest on the debentures is payable semi-annually. The debentures are redeemable, in whole or in part, at the option of the Company at any time on or after September, 1996 at prices ranging from 104.025% to 100.575%. The debentures also provide for redemption at the option of the holder upon a change in control of the Company, as defined, and are subordinated to senior indebtedness, as defined. In September, 1995, the holders of $8,375,000 of debentures converted those debentures into 564,026 shares of Common Stock. In connection with the conversion, the Company paid these holders a payment of 2% of the face amount of the converted debentures to induce early conversion and in lieu of all accrued interest due.

Aggregate  maturities  of long-term  debt for the next five fiscal years are:
1997 -  $2,277,000;  1998 - $283,000, 1999 - $298,000, 2000 - $312,000,
and 2001 - $5,521,000.

Interest paid for the years ended May 26, 1996, May 28, 1995, and May 29, 1994 amounted to $2,214,000, $2,461,000 and $1,434,000, respectively.

NOTE D - SHAREHOLDERS' EQUITY

In May 1996, the Company declared a 2% stock dividend to be distributed on all outstanding shares, except Treasury Stock, on August 22, 1996. The consolidated financial statements have been adjusted retroactively to reflect this stock dividend in all numbers of shares, prices per share and earnings per share.

The Company has established two stock option plans: the 1981 Stock Option Plan and the 1990 Stock Option Plan. The Stock Option Plan for Non-Employee Directors expired in 1990 and all option grants under the Plan were exercised by the end of fiscal 1995. Shares and prices per share have been adjusted to reflect the 2% and 3% stock dividends declared in May, 1996 and March, 1995, respectively. During fiscal 1996 shareholders approved an increase of 525,300 shares available for grant under the 1990 Stock Option Plan. The total shares authorized for grant under such plans are 1,435,022 and 1,931,918, respectively.

Option activity under these plans was as follows:

                                                                   Fiscal Year Ended
                                ----------------------------------------------------------------------------------------
                                               May 26, 1996                                  May 28, 1995
                                --------------------------------------------   -----------------------------------------
                                    Number              Option Price               Number             Option Price
                                  of Shares               Per Share               of Shares             Per Share
                                ---------------   --------------------------   ----------------   ----------------------

Options outstanding
  at beginning of year               1,492,847            $2.614 to 14.634         1,390,347            $2.614 to 12.755

Options granted                        214,216           $13.971 to 20.956           320,487           $11.184 to 14.634

Options exercised                     (209,322)           $3.397 to 14.468          (211,167)           $3.397 to 10.946

Options cancelled                       (5,711)           $4.806 to 12.755            (6,820)           $3.397 to 12.755
                                    -----------                                   ----------

Options outstanding
  at end of year                     1,492,030                                     1,492,847
                                     =========                                     =========

As of May 26, 1996, options under the Plans were exercisable as follows:

1981 Stock Option Plan                         97,660
1990 Stock Option Plan                        565,573
                                              -------
Exercisable options                           663,233
                                              =======

Following are the shares of Common Stock reserved for issuance and the related exercise prices for the outstanding stock options and covertible subordinated debentures at May 26, 1996:

                                            Number             Exercise Price
                                           of Shares             Per Share
                                          ----------          ----------------
1981 Stock Option Plan                        97,660          $2.614 to  4.791
1990 Stock Option Plan                     1,394,370          $4.269 to 20.956
Convertible subordinated debentures        1,456,371                   $14.848
                                           ---------
Shares reserved for issuance               2,948,401
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

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at May 26, 1996 and May 28, 1995:


(In Thousands)                                                                      1996            1995
                                                                                    ----            ----
Actuarial present value of benefit obligation:
 Accumulated benefit obligation, including vested benefits
 of $3,911 and $3,515 and as of May 26, 1996 and May 28, 1995,
  respectively                                                                  $  4,039        $  3,692
                                                                                ========        ========

Projected benefit obligation for service rendered to date                       $ (5,937)       $ (5,163)
Plan assets (consisting of common stock, US Government and
  corporate debt obligations and money funds) at fair value                        5,794           4,770
                                                                               ---------       ---------
Projected benefit obligation in excess of plan assets                               (143)           (393)
Unrecognized net (gain) loss from past experience different
  from that assumed and effects of changes in assumptions                           (241)             27
Prior service cost not yet recognized in net periodic pension cost                    82              91
Unrecognized net transition obligation                                                39              45
                                                                              -----------      ----------
Accrued pension cost included in salaries, wages and related items             $    (263)      $    (230)
                                                                               ==========      ==========



Net pension cost includes the following components:

                                                                                     Fiscal Year Ended
                                                                        ---------------------------------------------
                                                                          May 26,         May 28,           May 29,
  (In Thousands)                                                           1996            1995              1994
                                                                        ----------       --------          ---------

  Service cost - benefits earned during the period                         $ 468           $ 447             $ 458
  Interest cost on projected benefit obligation                              410             353               275
  Actual return on plan assets                                              (398)           (528)             (285)
  Net amortization and deferral                                               15             219                15
                                                                           -----           -----             -----
  Net pension cost                                                         $ 495           $ 491             $ 463
                                                                           =====           =====             =====

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 8% in each of the three years ended May 26, 1996. The rate of increase in future compensation levels used in determining the aforementioned obligation was 6% in each of the three years ended May 26, 1996. The expected long-term rate of return on plan assets in each of the years ended May 26, 1996 was 8%.

The Company also maintains an employee savings plan, covering substantially all employees, under Section 401(k) of the Internal Revenue Code. Under this plan, the Company matches a portion of employees' contributions. Expenses under the plan during the years ended May 26, 1996, May 28, 1995 and May 29, 1994 aggregated $249,000, $232,000 and $216,000, respectively.

The Company maintains supplemental retirement and disability plans for certain of its executive officers. These plans utilize life insurance contracts for funding purposes. Expenses under these plans were $37,000, $35,000 and $39,000 for the years ended May 26, 1996, May 28, 1995, and May 29, 1994, respectively.


NOTE F - INCOME TAXES

The components of the provision for income taxes are as follows:


(In Thousands)                                                    Fiscal Year Ended
                                          ----------------------------------------------------------------
                                           May 26, 1996             May 28, 1995              May 29, 1994
                                           -------------           --------------            -------------
Current
  Federal                                    $ 2,540                  $ 2,006                   $   901
  State                                          448                      481                       424
                                             -------                  -------                   -------
                                               2,988                    2,487                     1,325
Deferred
  Federal                                       (477)                      16                      (437)
  State                                          (56)                       2                       (49)
                                             -------                  -------                   -------
                                                (533)                      18                      (486)
                                             -------                  -------                   -------
Provision for income taxes                   $ 2,455                  $ 2,505                   $   839
                                             =======                  =======                   =======


Significant components of the net current and non-current deferred tax assets, which are included in "Prepaid Expenses and Other" and "Other Assets", respectively, are as follows:



(In Thousands)
                                             May 26, 1996                    May 28, 1995
                                             ------------                    ------------
Current
- -------
  Inventory reserves                          $1,043                            $972
  Non-deductible accruals                        392                             418
  Product warranty reserve                       489                             241
  Other                                         (307)                            (26)
  Less:  Valuation allowance                    (517)                           (517)
                                               -----                           -----
    Total current                              1,100                           1,088
                                               -----                           -----
Non-Current
- -----------
  Depreciation                                   (44)                            112
  Foreign subsidiaries                           317                             317
  Equity in net loss of
    unconsolidated affiliate                     284
  Other                                          549                             158
  Less:  Valuation allowance                    (317)                           (319)
                                               -----                           -----
    Total non-current                            789                             268
                                               -----                           -----
      TOTAL                                   $1,889                          $1,356
                                              ======                          ======

The preceding table does not include the deferred tax liability of $1,564,000 and $1,192,000 at May 26, 1996 and May 28, 1995, respectively, associated with the unrealized gain on the available for sale securities discussed in Note B.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company had Federal taxable income of approximately $5,600,000 in fiscal 1996, $4,500,000 in fiscal 1995 and $0 in fiscal 1994. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The reasons for the differences between the provision for income taxes and the amount of income tax determined by applying the applicable statutory Federal tax rate to income before income taxes are as follows:


(In Thousands)                                                                Fiscal Year Ended
                                                      -----------------------------------------------------------
                                                       May 26, 1996           May 28, 1995           May 29, 1994
                                                      --------------    -------------------    -------------------

Pre-tax income at statutory tax rate (34%)                  $2,340                 $2,214                   $714
State taxes, net of Federal benefit                            259                    317                    280
Benefit of Foreign Sales Corporation                          (172)                  (113)
Non-deductible amortization of
  intangibles                                                   42                     42                     42
Contract income                                                                                             (153)
Other                                                          (14)                    45                    (44)
                                                            ------                 ------                  -----
Provision for income taxes                                  $2,455                 $2,505                   $839
                                                            ======                 ======                   ====

The Company paid income taxes of $1,153,000, $1,118,000, and $411,000 during the years ended May 26, 1996, May 28, 1995, and May 29, 1994, respectively.


NOTE G - PER SHARE INFORMATION

Income per share amounts are based on the weighted average number of common shares outstanding during the year plus common stock equivalents as shown below:

                                                                   Fiscal Year Ended
                                                 ---------------------------------------------
Primary                                          May 26, 1996    May 28, 1995     May 29,1994
- -------                                          -------------    ------------   ------------

   Weighted average shares
         outstanding                              11,511,628      11,043,114      10,743,389

   Common stock equivalents                          810,419         675,686         768,749
                                                 =============    ============   ===========
   TOTAL                                          12,322,047      11,718,800      11,512,138
                                                 =============    ============   ===========

Fully Diluted

   Weighted average shares
         outstanding                              11,511,628      11,043,114      10,743,389

   Common stock equivalents                          810,419         696,208       1,018,654
                                                 =============    ============   ===========
   TOTAL                                          12,322,047      11,739,322      11,762,043
                                                 =============    ============   ===========

Both primary and fully diluted shares include the dilutive effect (common stock equivalents) of outstanding stock options based on the treasury stock method using average market price for primary and closing market price (unless the average market price is higher) for fully diluted. Shares issuable upon conversion of the $21,625,000 convertible subordinated debentures are considered in calculating fully diluted earnings per share, but have been excluded as the effect would be antidilutive.

The Company distributed 3% stock dividends to shareholders on June 15, 1995 and September 1, 1993. The Company declared a 2% stock dividend on May 21, 1996 to be distributed on August 22, 1996. In September, 1994, the Company distributed a five-for-four stock split. The distributions have been made from the Company's authorized but unissued shares. All data with respect to earnings per share, weighted average shares outstanding and common stock equivalents have been adjusted to reflect these stock dividends and stock split.


NOTE H - LEASE COMMITMENTS

The Company leases certain manufacturing facilities and equipment under operating lease agreements expiring at various dates through September, 2001. Certain of the leases provide for renewal options. Total rent expense was $266,000 for the year ended May 26, 1996, $302,000 for the year ended May 28, 1995, and $607,000 for the year ended May 29, 1994. Future minimum rental commitments, excluding renewal options, under the noncancellable leases covering certain manufacturing facilities and equipment through the term of the lease are as follows:

         Fiscal Year

         1997                       $181,000
         1998                        201,000
         1999                        183,000
         2000                        162,000
         2001                        131,000
         Balance                      44,000
                                  ----------
         Total                      $902,000
                                    ========

NOTE I - INFORMATION BY INDUSTRY SEGMENT

Net sales by business segment represent sales to unaffiliated customers. No significant transfers between segments have occurred. Income (loss) from operations represents net sales less operating expenses.

Identifiable assets are those used specifically in each segment's operations.

Income of foreign subsidiaries, primarily in the Refrigeration Products segment, amounted to $171,000, $66,000 and $190,000 in fiscal 1996, 1995 and 1994, respectively.

The Company's segment information is as follows:


(In Thousands)                                                          Fiscal Year Ended
                           --------------------------------------------------------------------------------------------------------
                                      May 26, 1996                         May 28, 1995                      May 29, 1994
                           ----------------------------------   -------------------------------   ---------------------------------
                            Magnetic   Refrigeration             Magnetic  Refrigeration           Magnetic  Refrigeration
                            Products    Products        Total    Products   Products      Total    Products     Products     Total
                           --------    -------------  --------  ---------  ------------- -------   --------   ------------- -------
Net sales:
 Magnet systems            $45,562                    $45,562    $48,581                 $48,581    $22,481                 $22,481
 Superconductive wire       19,822                     19,822     19,790                  19,790     15,622                  15,622
 Refrigeration Products                $23,083         23,083              $15,506        15,506                 $13,135     13,135
                           -------     -------        -------    -------   -------       -------    -------      -------    -------
   Total                    65,384      23,083         88,467     68,371    15,506        83,877     38,103       13,135     51,238

Income (loss) from
  operations                 5,200        (498)         4,702      7,242       181         7,423      3,322         (425)     2,897

Net income (loss)            3,998         429          4,427      4,306      (299)        4,007      2,970         (822)     2,148

Identifiable assets         94,139      18,258        112,397     91,255    12,451       103,706     81,181       12,606     93,787

Depreciation and
 amortization expense        2,736         429          3,165      2,854       416         3,270      2,895          371      3,266

Additions to property,
 plant and equipment         3,623         456          4,079      3,532       403         3,935      8,948          495      9,443

NOTE J - PRINCIPAL CUSTOMERS AND EXPORT SALES

Sales to significant customers, substantially all of which were sales by the Magnetic Products segment, during the last three fiscal years are as follows:

(Dollars in Thousands)

                                1996                            1995                            1994
                    -----------------------------    ----------------------------    ----------------------------
                                            % of                            % of                            % of
                           Sales           Sales            Sales          Sales            Sales          Sales
                    -------------     -----------    -------------    -----------    -------------     ----------

Customer A               $38,971           44.1%          $43,868          52.3%          $16,269          31.8%
Customer B                 7,605            8.6%            7,369           8.8%            8,377          16.3%
Customer C                15,634           17.7%           17,708          21.1%           13,108          25.6%
                    =============     ===========    =============    ===========    =============     ==========
Total                    $62,210           70.4%          $68,945          82.2%          $37,754          73.7%
                    =============     ===========    =============    ===========    =============     ==========

The Company's net export sales for the fiscal years ended May 26, 1996, May 28, 1995, and May 29, 1994 totaled $46,543,000, $51,600,000 and $22,022,000, respectively, substantially all of which were to European customers.

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107. Although the estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, the estimates presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and short-term investments, receivables, and accounts payable: The carrying amounts reported in the consolidated balance sheets approximate their fair value.

Available for sale securities and Other investments: The fair value of the Ultralife investment is estimated from market prices, see Note B. The fair value of the SMIS investment is not readily determinable as the company is privately held.

The carrying value of long term debt including current portion, was approximately $31,600,000 and $40,000,000 at May 26, 1996 and May 28, 1995,
respectively, while the estimated fair value was $30,500,000 and $38,400,000, respectively, based upon interest rates available to the Company for issuance of similar debt with similar terms and remaining maturities.

NOTE L - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for fiscal 1996 and 1995 are as follows:

(In Thousands, Except Share and Per Share Amounts)

                                                                                                  Weighted Average
                                                                                                     Common and
                                                                                                       Common
                                             Gross           Net         Earnings Per               Equivalent
                            Net Sales       Profit        Income        Primary Share                 Shares
                            ----------      --------      --------      -------------             ----------------
1996 Quarter Ended
  August 27, 1995           $20,725        $5,802          $723             $.06                   11,789,086
  November 26, 1995          21,745         5,239         1,127              .09                   12,309,676
  February 25, 1996          20,022         5,010           725              .06                   12,591,265
  May 26, 1996               25,975         6,228         1,852              .15                   12,526,193

1995 Quarter Ended
  August 28, 1994           $14,900        $4,230          $245             $.02                   11,736,789
  November 27, 1994          19,787         6,111           830              .07                   11,801,183
  February 26, 1995          21,653         6,188         1,097              .09                   11,723,043
  May 28, 1995               27,537         7,174         1,835              .16                   11,718,800


                                  2. Schedule

                       INTERMAGNETICS GENERAL CORPORATION
                       ----------------------------------

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                      (Dollars in Thousands)
- -----------------------------------------------------------------------------------------------------------------------------------
               COL. A                       COL. B                          COL. C               COL. D                COL. E
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                          Additions
                                                            ---------------------------------
                                          Balance at        Charged to        Charged to
                                          Beginning         Costs and        Other Accounts-     Deductions-          Balance at
             DESCRIPTION                  of Period          Expenses          Describe           Describe           End of Period
- -----------------------------------------------------------------------------------------------------------------------------------
Year Ended May 26, 1996

Deducted from asset accounts:
  Allowance for doubtful accounts           $ 145               $ 30              $(4)(6)            $ 2 (3)             $ 169
  Reserve for inventory obsolescence        4,404              1,208                                 387 (5)             5,225
Included in liability accounts:
  Product warranty reserve                  $ 822            $ 1,159                               $ 881 (1)           $ 1,100
  Contract adjustment reserve (4)             149                 85                                                       234

Year Ended May 28, 1995

Deducted from asset accounts:
  Allowance for doubtful accounts           $ 100               $ 59                                $ 14 (3)             $ 145
  Reserve for inventory obsolescence        4,073                663                                 332 (5)             4,404
Included in liability accounts:
  Product warranty reserve                  $ 562              $ 776                               $ 516 (1)             $ 822
  Contract adjustment reserve (4)             103                 46                                                       149

Year Ended May 29, 1994

Deducted from asset accounts:
  Allowance for doubtful accounts            $ 63              $ 147                               $ 110 (3)             $ 100
  Reserve for inventory obsolescence        3,269                846                                  42 (5)             4,073
Included in liability accounts:
  Product warranty reserve                  $ 553              $ 245                               $ 236 (1)             $ 562
  Contract adjustment reserve (4)             225                                                    122 (2)               103

(1)  Cost of warranty performed.
(2)  Settlement of contracts adjustments.
(3)  Write-off uncollectible accounts.
(4) Classified in the Balance Sheet with other liabilities and accrued expenses.
(5)  Write-off or sale of obsolete inventory.
(6)  Foreign currency translation

                                  3. Exhibits

                                 Exhibit Index
                                 -------------

Page    Exhibit
 60       21         Subsidiaries of the Company

 61       23         Consent of KPMG Peat Marwick LLP with respect to the
                     Registration Statements Numbers 2-80041, 2-94701, 33-2517,
                     33-12762, 33-12763, 33-38145, 33-44693, 33-50598, 33-55092,
                     33-72160 and 333-10553 on Form S-8