Form 10-Q
period 1996-08-25
INTERMAGNETICS GENERAL CORP
filed 1996-10-09
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended August 25, 1996

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ______

                         Commission file number 1-11344

                       INTERMAGNETICS GENERAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                   14-1537454
 -------------------------------                  -------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

            450 Old Niskayuna Road, PO Box 461, Latham, NY 12110-0461
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (518) 782-1122
                                 --------------
              (Registrant's telephone number, including area code)




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

                               Yes __x__ No _____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.10 par value - 12,135,867 as of October 1, 1996.

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements:

         Consolidated Balance Sheets - August 25, 1996 and May 26, 1996..................................3

         Consolidated Statements of Income - Three Months Ended August 25, 1996
           and August 27, 1995...........................................................................5

         Consolidated Statements of Cash Flows - Three Months Ended August 25, 1996
         and August 27, 1995.............................................................................6

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

PART II - OTHER INFORMATION.............................................................................11

SIGNATURES..............................................................................................12


INTERMAGNETICS GENERAL CORPORATION

ITEM 1:  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)


ASSETS                                                               August 25, 1996         May 26, 1996
                                                                   --------------------    -----------------
                                                                       (Unaudited)

CURRENT ASSETS
  Cash and short-term investments                                        $11,862                $18,696
  Trade accounts receivable, less allowance
    (August 25 - $173; May 26 - $169)                                     23,157                 20,587
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                      2,584                  2,094
  Inventories:
    Finished products                                                        449                    477
    Work in process                                                       13,606                 13,933
    Materials and supplies                                                12,719                 10,447
                                                                        ----------             ----------
                                                                          26,774                 24,857
  Prepaid expenses and other                                               1,892                  1,581
                                                                        ----------             ----------
    TOTAL CURRENT ASSETS                                                  66,269                 67,815

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                    1,479                  1,479
  Buildings and improvements                                              16,616                 16,610
  Machinery and equipment                                                 31,900                 31,321
  Leasehold improvements                                                     233                    233
                                                                        ----------             ----------
                                                                          50,228                 49,643
  Less allowances for depreciation and amortization                       26,370                 25,648
                                                                        ----------             ----------
                                                                          23,858                 23,995
  Equipment in process of construction                                     2,886                  2,381
                                                                        ----------             ----------
                                                                          26,744                 26,376

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                            6,500                  7,500
  Other investments                                                        7,730                  7,760
  Purchased technology, less accumulated amortization
    (August 25 - $1,198; May 26 -  $1,180)                                   393                    411
  Other assets                                                             2,482                  2,535
                                                                        ----------             ----------

TOTAL ASSETS                                                            $110,118               $112,397
                                                                        ==========             ==========

                                       3

INTERMAGNETICS GENERAL CORPORATION



CONSOLIDATED BALANCE SHEETS, Continued
(Dollars in Thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY                           August 25, 1996             May 26, 1996
                                                            -----------------------       ----------------
                                                                 (Unaudited)

CURRENT LIABILITIES
  Current portion of long-term debt                                 $2,338                    $2,277
  Accounts payable                                                   4,539                     5,806
  Salaries, wages and related items                                  2,299                     2,373
  Customer advances and deposits                                       445                       539
  Product warranty reserve                                             993                     1,100
  Accrued income taxes                                                 975                     1,203
  Other liabilities and accrued expenses                             1,193                       875
                                                                  ----------                --------
  TOTAL CURRENT LIABILITIES                                         12,782                    14,173

LONG-TERM DEBT, less current portion                                29,321                    29,364
DEFERRED INCOME TAXES, on unrealized gain on
   available for sale securities                                     1,164                     1,564

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 20,000,000 shares
    Issued and outstanding (including shares in treasury):
      August 25, 1996 - 12,110,884 shares
      May 26, 1996 - 12,076,499 shares                               1,211                     1,208
  Additional paid-in capital                                        69,311                    69,040
  Retained earnings (deficit)                                         (674)                   (1,727)
  Unrealized gain on available for sale securities                   1,746                     2,346
  Foreign currency translation adjustments                            (142)                      (96)
                                                                  ----------                --------
                                                                    71,452                    70,771
  Less cost of Common Stock in treasury
    (August 25, 1996 - 398,740 shares;
     May 26, 1996 - 322,540 shares)                                 (4,601)                   (3,475)
                                                                  ----------                --------
                                                                    66,851                    67,296
                                                                  ----------                --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $110,118                  $112,397
                                                                  ==========                ========


INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)


                                                                       Three Months Ended
                                                            -----------------------------------------
                                                              Aug 25, 1996          Aug 27, 1995
                                                            ------------------    ------------------

Net sales                                                         $21,370              $20,725
Other revenue                                                       1,085                  585
                                                                 ---------           ----------
Total revenue                                                      22,455               21,310

Costs and expenses:
  Cost of products sold                                            14,941               14,923
  Product research and development                                  1,563                1,406
  Marketing, general and administrative                             3,699                2,879
  Interest and other expense                                          544                  685
  Equity in net loss of unconsolidated affiliate                       10                  212
                                                                 ---------           ----------
                                                                   20,757               20,105
                                                                 ---------           ----------

Income before income taxes                                          1,698                1,205

Provision for income taxes                                            645                  482
                                                                 ---------           ----------

NET INCOME                                                       $  1,053            $     723
                                                                 =========           ==========

NET INCOME PER SHARE (Primary and
  Fully diluted)                                                    $0.08                $0.06
                                                                 =========           ==========

NOTE: Shares and earnings per share have been adjusted to reflect a 2% stock dividend distributed August 22, 1996.

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

                                                                             Three Months Ended
                                                                   ---------------------------------------
                                                                    Aug 25, 1996           Aug 27, 1995
                                                                   ----------------       ----------------
OPERATING ACTIVITIES
Net income                                                              $1,053                $723
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                          813                 775
    Imputed interest on unsecured notes                                     59                  52
    Equity in net loss of unconsolidated affiliate                          10                 212
    Change in operating assets and liabilities:
       (Increase) decrease in accounts receivable and
          costs and estimated earnings in excess of billings
          on uncompleted contracts                                      (3,060)              3,498
      Increase in inventories and prepaid expenses and other            (2,228)               (736)
      Increase (decrease) in accounts payable and
         accrued expenses                                               (1,452)                189
      Other                                                                (46)                 (1)
                                                                       ---------           ---------
    NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES                                                          (4,851)              4,712

INVESTING ACTIVITIES
Investment in unconsolidated affiliate                                                        (560)
Purchases of property, plant and equipment                              (1,090)               (722)
                                                                       ---------           ---------
    NET CASH USED IN INVESTING ACTIVITIES                               (1,090)             (1,282)

FINANCING ACTIVITIES
Proceeds from sales of Common Stock                                        274                 532
Purchase of Treasury Stock                                              (1,126)               (421)
Principal payments on note payable and long-term debt                      (41)                (43)
                                                                       ---------           ---------
    NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES                                                            (893)                 68
                                                                       ---------           ---------

    INCREASE (DECREASE) IN CASH AND SHORT-TERM
    INVESTMENTS                                                         (6,834)              3,498

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                                                   18,696              13,009
                                                                       ---------           ---------

CASH AND SHORT-TERM INVESTMENTS AT END
  OF PERIOD                                                            $11,862             $16,507
                                                                       =========           =========


INTERMAGNETICS GENERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at August 25, 1996 and the results of operations and cash flows for the three-month periods ended August 25, 1996 and August 27, 1995. The results for the three months ended August 25, 1996 are not necessarily indicative of the results to be expected for the entire year. The Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended May 26, 1996, filed on Form 10-K on August 23, 1996.

NOTE B -

         Net income per share amounts are based on the weighted average number of common shares outstanding during the periods plus common stock equivalents as shown below:

                                                                  Quarter Ended
                                                        -----------------------------------
                                                        Aug 25, 1996        Aug 27, 1995
                                                        ------------        ------------
           Primary

           Weighted average shares outstanding          11,770,811           11,068,221
           Common stock equivalents                        660,301              720,865
                                                        ----------           ----------
              Total                                     12,431,112           11,789,086
                                                        ==========           ==========

           Fully Diluted

           Weighted average shares outstanding          11,770,811           11,068,221
           Common stock equivalents                        660,301              783,469
                                                        ----------           ----------
              Total                                     12,431,112           11,851,690
                                                        ==========           ==========


Both primary and fully diluted shares include the dilutive effect (common stock equivalents) of outstanding stock options based on the treasury stock method using average market price for primary and closing market price (unless the average market price is higher) for fully diluted. Shares for the periods presented have been adjusted to reflect a 2% stock dividend distributed August 22, 1996 as described in Note C.



NOTE C -

         On May 21, 1996, the Company declared a 2% stock dividend which was distributed on all outstanding shares, except Treasury Stock, on August 22, 1996 for all shareholders of record on August 1, 1996. The financial statements have been adjusted retroactively to reflect this stock dividend in all numbers of shares, prices per share and earnings per share.

INTERMAGNETICS GENERAL CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         During the first quarter of fiscal 1997, revenues were approximately 5% higher than the first quarter of fiscal 1996 due to increased demand for Refrigeration Products which more than offset revenue declines in Magnetic Products. Gross margin rates improved in spite of further reductions in selling prices due to the success of continuing cost reduction programs. Other revenue increased due to higher royalty income and the sale of a low volume defense-related product line in the Refrigeration Products business segment which resulted in an after-tax gain of $186,000.

         Sales were higher in the Refrigeration Products segment with increases in all cryogenic product lines and continuing sales of FRIGC(R). However, in the first quarter of fiscal 1997 sales were lower in the Magnetic Products segment due to price reductions and lower demand for MRI magnets and superconducting materials for MRI. Gross margins improved for magnets despite lower volume and selling price reductions as production cost reductions were achieved. Gross margins for materials declined due to substantially lower volume, price reductions and yield losses. The Company is encountering strong domestic and international competition in the wire product line which may continue to impact both sales and gross margins in the future. Gross margins for Refrigeration Products increased due to higher volume and cost reduction programs.

         Total expenditures for research and development, both internally and externally funded, were 27% higher in the current quarter compared to the first quarter of fiscal 1996 with internal research and development expense increasing by 11%. Marketing, general and administrative expenses increased approximately 28% in the first quarter of fiscal 1997 compared to the same period in fiscal 1996 principally due to the creation of a separate organization to develop and market FRIGC refrigerants. Interest expense declined due to the conversion of $8,375,000 of the Company's convertible subordinated debentures in September, 1995.

         During the first quarter of fiscal 1997 the Company used net cash of $6,834,000, of which $1,090,000 was used in investing activities for machinery and equipment, $4,851,000 in operating activities, principally for increases in accounts receivable and inventories and $893,000 in financing activities, principally for the repurchase of the Company's Common Stock under the previously-announced stock buy-back program which is continuing.

         The Company's capital resource commitments as of September 29, 1996 consist principally of capital equipment commitments of approximately $1,490,000 and maturing installment notes with a payment of $2,167,000 due December 30, 1996. The Company has an unsecured line of credit of $10,000,000 which expires in November, 1997, none of which was in use on September 29, 1996. The Company believes that it will have sufficient working capital to meet its needs for the foreseeable future. However, pursuit of large scale applications in superconductivity and new refrigerants may require the Company to seek additional financing in future years.

PART II:  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None filed during the quarter ended August 25, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INTERMAGNETICS GENERAL CORPORATION



Dated: October 9, 1996           By:   /s/Carl H. Rosner
                                       -----------------
                                       Carl H. Rosner, Chairman
                                       President and Chief Executive Officer



Dated: October 9, 1996           By:   /s/Michael C. Zeigler
                                       ---------------------
                                       Michael C. Zeigler
                                       Senior Vice President, Finance