Form 10-Q
period 1996-11-24
INTERMAGNETICS GENERAL CORP
filed 1997-01-08
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 24, 1996

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the transition period from ________ to ________

                         Commission file number 1-11344

                       INTERMAGNETICS GENERAL CORPORATION
                       ----------------------------------
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

                   Yes      x      No             .
                         ------           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.10 par value - 12,156,237 as of December 29, 1996.

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION


Item 1: Financial Statements:

        Consolidated Balance Sheets - November 24, 1996 and May 26, 1996 .... 3

        Consolidated Statements of Income - Three Months and Six Months
          Ended November 24, 1996 and November 26, 1995...................... 5

        Consolidated Statements of Cash Flows - Six Months Ended
        November 24, 1996 and November 26, 1995.............................. 6

        Notes to Consolidated Financial Statements........................... 7

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................ 9

PART II - OTHER INFORMATION..................................................11

SIGNATURES...................................................................12

INTERMAGNETICS GENERAL CORPORATION

ITEM 1:  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS                                             Nov 24, 1996     May 26, 1996
                                                   ------------     ------------
                                                    (Unaudited)
CURRENT ASSETS
  Cash and short-term investments                    $ 15,084         $ 18,696
  Trade accounts receivable, less allowance
    (November 24 - $173; May 26 - $169)                20,084           20,587
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                   3,345            2,094
  Inventories:
    Finished products                                     548              477
    Work in process                                    14,088           13,933
    Materials and supplies                             10,521           10,447
                                                     --------         --------
                                                       25,157           24,857
  Prepaid expenses and other                            1,804            1,581
                                                     --------         --------
    TOTAL CURRENT ASSETS                               65,474           67,815

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                 1,479            1,479
  Buildings and improvements                           16,623           16,610
  Machinery and equipment                              33,607           31,321
  Leasehold improvements                                   --              233
                                                     --------         --------
                                                       51,709           49,643
  Less allowances for depreciation and amortization    26,946           25,648
                                                     --------         --------
                                                       24,763           23,995
  Equipment in process of construction                  2,606            2,381
                                                     --------         --------
                                                       27,369           26,376
INTANGIBLE AND OTHER ASSETS
  Available for sale securities                         5,000            7,500
  Other investments                                     7,796            7,760
  Purchased technology, less accumulated amortization
    (November 24 -  $1,216; May 26 -  $1,180)             375              411
  Other assets                                          2,450            2,535
                                                     --------         --------
TOTAL ASSETS                                         $108,464         $112,397
                                                     ========         ========

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS, Continued
(Dollars in Thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY                 Nov 24, 1996   May 26, 1996
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt                    $  2,400        $  2,277
  Accounts payable                                        4,074           5,806
  Salaries, wages and related items                       2,610           2,373
  Customer advances and deposits                            471             539
  Product warranty reserve                                  941           1,100
  Accrued income taxes                                      599           1,203
  Other liabilities and accrued expenses                  1,248             875
                                                       --------        --------
  TOTAL CURRENT LIABILITIES                              12,343          14,173

LONG-TERM DEBT, less current portion                     29,275          29,364
DEFERRED INCOME TAXES, on unrealized gain on
   available for sale securities                            564           1,564

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 20,000,000 shares
    Issued and outstanding (including shares
      in treasury):
      November 24, 1996 -  12,140,789 shares
      May 26, 1996 - 12,076,499 shares                    1,214           1,208
  Additional paid-in capital                             69,469          69,040
  Retained earnings (deficit)                               149          (1,727)
  Unrealized gain on available for sale securities,
     net                                                    846           2,346
  Foreign currency translation adjustments                  (90)            (96)
                                                       --------        --------
                                                         71,588          70,771
  Less cost of Common Stock in treasury
    (November 24, 1996 -  488,340 shares;
     May 26, 1996 - 322,540 shares)                      (5,306)         (3,475)
                                                       --------        --------
                                                         66,282          67,296
                                                       --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $108,464        $112,397
                                                       ========        ========

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

                                                              Three Months Ended                    Six Months Ended
                                                      ------------------------------           -----------------------------
                                                      Nov. 24, 1996     Nov 26, 1995           Nov. 24, 1996    Nov 26, 1995
                                                      -------------     ------------           -------------    ------------
Net sales                                                $23,260           $21,745                $44,630          $42,470

Realized gain on sale of available for sale
  securities                                                                 1,321                                   1,321
Other revenue                                                488               675                  1,573            1,260
                                                         -------           -------                -------          -------
Total revenue                                             23,748            23,741                 46,203           45,051

Costs and expenses:
  Cost of products sold                                   16,168            16,506                 31,109           31,429
  Product research and development                         1,633             1,079                  3,196            2,485
  Marketing, general and administrative                    4,269             3,358                  7,968            6,237
  Interest and other expense                                 526               714                  1,070            1,399
  Equity in net loss (income)
    of unconsolidated affiliate                              (87)              205                    (77)             417
                                                         -------           -------                -------          -------
                                                          22,509            21,862                 43,266           41,967
                                                         -------           -------                -------          -------
Income before income taxes                                 1,239             1,879                  2,937            3,084

Provision for income taxes                                   412               752                  1,057            1,234
                                                         -------           -------                -------          -------

NET INCOME                                               $   827           $ 1,127                $ 1,880          $ 1,850
                                                         =======           =======                =======          =======

NET INCOME PER SHARE (Primary and
  Fully diluted)                                           $0.07             $0.09                  $0.15           $0.15
                                                         =======           =======                =======          =======

NOTE: Shares and earnings per share have been adjusted to reflect a 2% stock dividend distributed August 22, 1996.

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

                                                                            Six Months Ended
                                                                      -------------------------------
                                                                      Nov 24, 1996       Nov 26, 1995
                                                                      ------------       ------------

OPERATING ACTIVITIES
Net income                                                               $ 1,880             $1,850
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                          1,486              1,587
    Imputed interest on unsecured notes                                      117                105
    Equity in net loss (income) of unconsolidated affiliate                  (77)               417
    Gain on sale of available for sale securities                                            (1,321)
    Change in operating assets and liabilities:
       (Increase) decrease in accounts receivable and
          costs and estimated earnings in excess of billings
          on uncompleted contracts                                          (748)             5,120
      (Increase) in inventories and prepaid expenses and other              (523)            (1,303)
      Increase (decrease) in accounts payable and accrued expenses        (1,953)             1,991
      Other                                                                    6                 41
                                                                         -------            -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                188              8,487

INVESTING ACTIVITIES
Proceeds from sale of available for sale securities                                           1,779
Investment in unconsolidated affiliate                                                         (560)
Purchases of property, plant and equipment                                (2,291)            (1,858)
Increase in other assets                                                     (26)
                                                                         -------            -------
    NET CASH USED IN INVESTING ACTIVITIES                                 (2,317)              (639)

FINANCING ACTIVITIES
Proceeds from sales of Common Stock                                          431                660
Purchase of Treasury Stock                                                (1,831)              (426)
Principal payments on note payable and long-term debt                        (83)               (83)
                                                                         -------            -------
    NET CASH PROVIDED (USED) BY FINANCING
       ACTIVITIES                                                         (1,483)               151
                                                                         -------            -------

    INCREASE (DECREASE) IN CASH AND SHORT-TERM
    INVESTMENTS                                                           (3,612)             7,999

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                                                     18,696             13,009
                                                                         -------            -------

CASH AND SHORT-TERM INVESTMENTS AT END
  OF PERIOD                                                              $15,084            $21,008
                                                                         =======            =======

INTERMAGNETICS GENERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at November 24, 1996 and the results of operations and cash flows for the six-month periods ended November 24, 1996 and November 26, 1995. The results for the three months and six months ended November 24, 1996 are not necessarily indicative of the results to be expected for the entire year. The Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended May 26, 1996, filed on Form 10-K on August 23, 1996.

NOTE B -

        Net income per share amounts are based on the weighted average number of common shares outstanding during the periods plus common stock equivalents as shown below:

                                            Three Months Ended              Six Months Ended
                                       ---------------------------   ---------------------------
                                       Nov 24, 1996   Nov 26, 1995   Nov 24, 1996   Nov 26, 1995
                                       ------------   ------------   ------------   ------------

Primary

Weighted average shares outstanding     11,695,734     11,520,397     11,733,273     11,294,310
Common stock equivalents                   538,522        789,279        597,994        761,467
                                        ----------     ----------     ----------     ----------
   Total                                12,234,256     12,309,676     12,331,267     12,055,777
                                        ==========     ==========     ==========     ==========

Fully Diluted

Weighted average shares outstanding     11,695,734     11,520,397     11,733,273     11,294,310
Common stock equivalents                   538,522        850,550        597,994        874,000
                                        ----------     ----------     ----------     ----------
   Total                                12,234,256     12,370,947     12,331,267     12,168,310
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

INTERMAGNETICS GENERAL CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Revenues were higher during the first half and second quarter of fiscal 1997 and the Company experienced higher gross margin rates in the fiscal 1997 periods compared to the periods in fiscal 1996. Revenues in the first half and second quarter of fiscal 1996 included a realized gain of $1,321,000 ($792,000 after taxes) on the sale of marketable securities, and revenues in the first half of fiscal 1997 include the sale of a low volume defense-related product line which resulted in an after-tax gain of $186,000. Increased revenues in the Refrigeration Products segment more than offset declines in the Magnetic Products segment. Continued improvements in production cost reduction programs and an improved sales mix enabled the Company to achieve improved gross margin rates despite continuing selling price decreases.

        During the first half and second quarter of fiscal 1997, sales of Magnetic Products were lower than in the same periods of fiscal 1996 principally due to intensified competition and reduced demand for superconducting materials for MRI. The Company is in final negotiations to extend its long-term supply agreement with its largest customer for MRI magnets. The Company's long-term supply agreement for superconducting materials has expired and will not be extended. The Company expects this major customer for superconducting materials to continue to purchase some of its requirements from the Company. As a consequence, the Company expects future sales declines for superconducting materials until it is able to secure new orders and additional customers for this product line. The Company has initiated cost control programs, including a moderate reduction in work force, to mitigate the lower level of this business. Magnet sales were slightly lower in the first half of fiscal 1997, reflecting decreased selling prices which occurred during the past year. Sales of Refrigeration Products were higher in the first half and second quarter of fiscal 1997 compared to the corresponding fiscal 1996 periods due to a higher demand for such products. As a percentage of net sales, gross margins were higher in the fiscal 1997 periods when compared to the previous year for both Magnetic Products and Refrigeration Products due to a better sales mix and effective cost reduction programs. Margin improvements occurred in almost all major product lines except superconducting materials where margins were much lower due to reduced sales volume, lower selling prices and reduced production yields.

        Total expenditures for research and development, both internally and externally funded, increased approximately 21% in the first half of fiscal 1997 principally due to planned internal new product development programs. Marketing, general and administrative expenses increased in fiscal 1997 due to the creation of separate organizations to develop and market FRIGC refrigerants, (especially the planned introduction of FRIGC refrigerants into the broader marketplace in the spring of 1997), and IMiG-MRI diagnostic imaging systems which may also be useful for quality control inspections. Interest expense declined due to the conversion of $8,375,000 of the Company's convertible subordinated debentures in September, 1995.

        During the first half of fiscal 1997 the Company used net cash of $3,612,000, of which $2,317,000 was used in investing activities for machinery and equipment and $1,483,000 in financing activities, principally for repurchases of the Company's Common Stock under the previously-announced stock buy-back program which is continuing.

        The Company's capital resource commitments as of December 29, 1996 consist principally of capital equipment commitments of approximately $650,000 and maturing installment notes with a payment of $2,167,000 which was paid December 30, 1996. The Company has an unsecured line of credit of $10,000,000 which expires in November, 1997, none of which was in use on December 29, 1996. The Company believes that it will have sufficient working capital to meet its needs for the foreseeable future. However, pursuit of large scale applications in superconductivity and new refrigerants or other business opportunities may require the Company to seek additional financing in future years.

INTERMAGNETICS GENERAL CORPORATION


PART II:  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders


(a) The November 1996 Annual Meeting of Shareholders of the Company was held on November 6, 1996.

(c) At the Annual Meeting, the Shareholders of the Company elected to the Board of Directors all four nominees for director with the following vote:

                                                               BROKER
DIRECTOR                 FOR            AGAINST     ABSTAIN   NON-VOTES

Carl H. Rosner           10,488,993     140,800        --        --
Edward E. David, Jr.     10,486,648     143,145        --        --
J. E. Goldman            10,486,245     143,548        --        --
John M. Albertine        10,490,891     138,902        --        --

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        None

(b)     Reports on Form 8-K

        None filed during the quarter ended November 24, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTERMAGNETICS GENERAL CORPORATION



Dated:  January 6, 1997         By:  /s/Carl H. Rosner
                                     ------------------------------------------
                                           Carl H. Rosner, Chairman
                                           President and Chief Executive Officer



Dated:  January 6, 1997         By:  /s/Michael C. Zeigler
                                     ------------------------------------------
                                           Michael C. Zeigler
                                           Senior Vice President, Finance