Form 10-Q
period 1997-02-23
INTERMAGNETICS GENERAL CORP
filed 1997-04-09
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 23, 1997
                                               -----------------

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

                         Yes     x     No       .
                            ----------   -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.10 par value - 12,390,576 as of March 27, 1997

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements:

         Consolidated Balance Sheets - February 23, 1997 and May 26, 1996................................3

         Consolidated Statements of Income - Three Months and Nine Months Ended February 23, 1997
           and February 25, 1996.........................................................................5

         Consolidated Statements of Cash Flows - Nine Months Ended February 23, 1997
           and February 25, 1996.........................................................................6

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

PART II - OTHER INFORMATION.............................................................................11

SIGNATURES..............................................................................................12

INTERMAGNETICS GENERAL CORPORATION

ITEM 1:  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS                                                                Feb 23, 1997           May 26, 1996
                                                                   --------------------    -----------------
                                                                       (Unaudited)
CURRENT ASSETS
  Cash and short-term investments                                            $ 14,672             $ 18,696
  Trade accounts receivable, less allowance
    (February 23 - $193; May 26 - $169)                                        18,438               20,587
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                           1,848                2,094
  Inventories:
    Finished products                                                             563                  477
    Work in process                                                            14,485               13,933
    Materials and supplies                                                     11,012               10,447
                                                                   --------------------    -----------------
                                                                               26,060               24,857
  Prepaid expenses and other                                                    1,911                1,581
                                                                   --------------------    -----------------
    TOTAL CURRENT ASSETS                                                       62,929               67,815

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                         1,479                1,479
  Buildings and improvements                                                   16,632               16,610
  Machinery and equipment                                                      34,067               31,321
  Leasehold improvements                                                          -                    233
                                                                   --------------------    -----------------
                                                                               52,178               49,643
  Less allowances for depreciation and amortization                            27,805               25,648
                                                                   --------------------    -----------------
                                                                               24,373               23,995
  Equipment in process of construction                                          3,174                2,381
                                                                   --------------------    -----------------
                                                                               27,547               26,376

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                                 4,625                7,500
  Other investments                                                             7,664                7,760
  Purchased technology, less accumulated amortization
    (February 23 -  $1,234; May 26 -  $1,180)                                     357                  411
  Other assets                                                                  2,420                2,535
                                                                   --------------------    -----------------

TOTAL ASSETS                                                                 $105,542             $112,397
                                                                   ====================    =================

INTERMAGNETICS GENERAL CORPORATION

(Dollars in Thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY                                Feb 23, 1997           May 26, 1996
                                                                  -----------------      -----------------
                                                                     (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt                                       $   255               $  2,277
  Accounts payable                                                          4,196                  5,806
  Salaries, wages and related items                                         2,365                  2,373
  Customer advances and deposits                                              403                    539
  Product warranty reserve                                                  1,002                  1,100
  Accrued income taxes                                                        430                  1,203
  Other liabilities and accrued expenses                                    1,216                    875
                                                                   ----------------       ----------------
  TOTAL CURRENT LIABILITIES                                                 9,867                 14,173

LONG-TERM DEBT, less current portion                                       29,152                 29,364
DEFERRED INCOME TAXES, on unrealized gain on
   available for sale securities                                              373                  1,564

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 20,000,000 shares
    Issued and outstanding (including shares in treasury):
      February 23, 1997 - 12,194,957 shares
      May 26, 1996 - 12,076,499 shares                                      1,219                  1,208
  Additional paid-in capital                                               69,730                 69,040
  Retained earnings (deficit)                                                 173                 (1,727)
  Unrealized gain on available for sale securities, net                       662                  2,346
  Foreign currency translation adjustments                                   (125)                   (96)
                                                                   ----------------       ----------------
                                                                           71,659                 70,771
  Less cost of Common Stock in treasury
    (February 23, 1997 - 465,584 shares;
     May 26, 1996 - 322,540 shares)                                        (5,509)                (3,475)
                                                                   ----------------       ----------------
                                                                           66,150                 67,296
                                                                   ----------------       ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $105,542               $112,397
                                                                   ================       ================

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

                                                      Three Months Ended                 Nine Months Ended
                                                --------------------------------  --------------------------------
                                                 Feb 23, 1997     Feb 25, 1996     Feb 23, 1997     Feb 25, 1996
                                                ---------------  ---------------  ---------------  ---------------
Net sales                                             $17,325          $20,022          $61,955          $62,492
Realized gain on sale of available for sale
  securities                                                                                               1,321
Other revenue                                             838            1,183            2,411            2,443
                                                ---------------  ---------------  ---------------  ---------------
Total revenue                                          18,163           21,205           64,366           66,256

Costs and expenses:
  Cost of products sold                                12,730           15,012           43,839           46,441
  Product research and development                      1,304            1,150            4,500            3,635
  Marketing, general and administrative                 3,465            3,048           11,433            9,285
  Interest and other expense                              515              569            1,585            1,968
  Equity in net loss
    of unconsolidated affiliate                           111              220               34              637
                                                ---------------  ---------------  ---------------  ---------------
                                                       18,125           19,999           61,391           61,966
                                                ---------------  ---------------  ---------------  ---------------

Income before income taxes                                 38            1,206            2,975            4,290

Provision for income taxes                                 14              481            1,071            1,715
                                                ---------------  ---------------  ---------------  ---------------

NET INCOME                                            $    24            $ 725          $ 1,904          $ 2,575
                                                ===============  ===============  ===============  ===============

NET INCOME PER SHARE (Primary and
  Fully diluted)                                        $0.00            $0.06            $0.15            $0.21
                                                ===============  ===============  ===============  ===============


INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

                                                                             Nine Months Ended
                                                                   ---------------------------------------
                                                                     Feb 23, 1997          Feb 25, 1996
                                                                   -----------------      ----------------
OPERATING ACTIVITIES
Net income                                                                 $ 1,904               $2,575
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                            2,645                2,339
    Imputed interest on unsecured notes                                        137                  157
    Equity in net loss of unconsolidated affiliate                              34                  637
    Gain on sale of available for sale securities                                                (1,321)
    Change in operating assets and liabilities:
       Decrease in accounts receivable and
          costs and estimated earnings in excess of billings
          on uncompleted contracts                                           2,395                2,747
          (Increase) in inventories and prepaid expenses and                (1,533)                (543)
          other
      Increase (decrease) in accounts payable and accrued expenses          (2,284)               1,632
      Other                                                                    (29)                (172)
                                                                   -----------------      ----------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                3,269                8,051

INVESTING ACTIVITIES
Proceeds from sale of available for sale securities                                                1779
Investment in unconsolidated affiliate                                                           (2,047)
Purchases of property, plant and equipment                                  (3,559)              (2,721)
Increase in other assets                                                       (26)
                                                                   -----------------      ----------------
    NET CASH USED IN INVESTING ACTIVITIES                                   (3,585)              (2,989)

FINANCING ACTIVITIES
Proceeds from sales of Common Stock                                            697                  880
Purchase of Treasury Stock                                                  (2,034)                (523)
Principal payments on note payable and long-term debt                       (2,371)                (199)
                                                                   -----------------      ----------------
    NET CASH PROVIDED BY (USED IN) FINANCING
       ACTIVITIES                                                           (3,708)                 158
                                                                   -----------------      ----------------

    INCREASE (DECREASE) IN CASH AND SHORT-TERM
    INVESTMENTS                                                             (4,024)               5,220

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                                                       18,696               13,009
                                                                   -----------------      ----------------

CASH AND SHORT-TERM INVESTMENTS AT END
  OF PERIOD                                                                $14,672              $18,229
                                                                   =================      ================

INTERMAGNETICS GENERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at February 23, 1997 and the results of operations and cash flows for the nine-month periods ended February 23, 1997 and February 25, 1996. The results for the three months and nine months ended February 23, 1997 are not necessarily indicative of the results to be expected for the entire year. The Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended May 26, 1996, filed on Form 10-K on August 23, 1996.

NOTE B -

         Net income per share amounts are based on the weighted average number of common shares outstanding during the periods plus common stock equivalents as shown below:

                                               Three Months Ended                   Nine Months Ended
                                           -----------------------------        ---------------------------
                                           Feb 23, 1997     Feb 25, 1996        Feb 23, 1997   Feb 25, 1996
                                           ------------     ------------        ------------   ------------
Primary

Weighted average shares outstanding          11,706,084        11,723,787       11,724,210       11,437,469
Common stock equivalents                        436,190           867,478          567,209          816,158
                                             ----------        ----------       ----------       ----------
   Total                                     12,142,274        12,591,265       12,291,419       12,253,627
                                             ==========-       ==========       ==========       ==========

Fully Diluted

Weighted average shares outstanding          11,706,084        11,723,787       11,724,210       11,437,469
Common stock equivalents                        436,190           867,478          567,209          839,480
                                             ----------        ----------       ----------       ----------
   Total                                     12,142,274        12,591,265       12,291,419       12,276,949
                                             ==========        ==========       ==========       ==========

Both primary and fully diluted shares include the dilutive effect (common stock equivalents) of outstanding stock options based on the treasury stock method using average market price for primary and closing market price (unless the average market price is higher) for fully diluted. Shares for the periods presented have been adjusted to reflect a 2% stock dividend declared on May 21, 1996, distributed August 22, 1996 to shareholders of record on August 1, 1996.

NOTE C -

         In the third quarter of fiscal 1997 the Company committed to increase its investment in Surrey Medical Imaging Systems Limited ("SMIS") by purchasing $1,000,000 of convertible debt.

         Also, during the third quarter, the Company signed a Letter of Intent to acquire Medical Advances, Inc. ("MAI") of Milwaukee, WI., a manufacturer of Radio Frequency ("RF") coils generally used for clinical diagnostic MRI systems. The preliminary agreement provides for a negotiated price of $12,000,000, consisting of cash of $4,500,000 and the balance in the Company's Common Stock. This transaction will be accounted for as a purchase in the fourth quarter of fiscal 1997.

INTERMAGNETICS GENERAL CORPORATION

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         During the first nine months of fiscal 1997, revenues decreased approximately 3%, compared to fiscal 1996 due principally to the fact that fiscal 1996 revenues included a realized gain of $1,321,000 on the sale of marketable securities. No such sales occurred in fiscal 1997. Revenues declined approximately 14% in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996, due to a substantial reduction in sales of superconducting materials for MRI. Also in the current quarter, sales were below expectations due to lower than expected sales of FRIGC(R) refrigerants. The Company experienced slightly higher gross margin rates in the fiscal 1997 periods compared to the periods in fiscal 1996 due to a better sales mix and production cost improvements in the Refrigeration Products segment.

         During the first nine months and the third quarter of fiscal 1997, sales of Magnetic Products were lower than in the same periods of fiscal 1996 due principally to a substantial decline in demand for superconducting materials for MRI. A substantial improvement in the mix of magnet sales was offset by lower selling prices. Sales of Refrigeration Products were higher in the first nine months and the third quarter of fiscal 1997 compared to the corresponding fiscal 1996 periods due to increased demand for FRIGC refrigerants, laboratory systems and shield coolers for MRI magnets. As a percentage of net sales, gross margins for Magnetic Products were lower in the fiscal 1997 periods due principally to substantially lower sales and higher costs of superconducting wire. Gross margins for Refrigeration Products improved due to higher sales of FRIGC refrigerants than last year and reduced production costs for cryogenic equipment.

         Total expenditures (internally and externally funded) for research and development increased approximately 11% in the third quarter of fiscal 1997 and 29% in the first nine months as additional internal engineering efforts were devoted to planned new products and to externally-funded programs. Marketing, general and administrative expenses increased in fiscal 1997 due to the creation of separate organizations to develop and market FRIGC refrigerants and IMiG MRI(TM) diagnostic imaging systems. Interest expense declined in fiscal 1997 due to the conversion of $8,375,000 of the Company's convertible subordinated debentures in September 1995.

         In the third quarter of fiscal 1997 the Company committed to increase its investment in Surrey Medical Imaging Systems Limited ("SMIS") by purchasing $1,000,000 of convertible debt. Also, during the third quarter the Company signed a Letter of Intent to acquire Medical Advances, Inc. ("MAI") of Milwaukee, WI., a manufacturer of Radio Frequency ("RF") coils generally used for clinical diagnostic MRI systems. RF coils are used to collect organ specific MRI signals. The preliminary agreement provides for a negotiated price of $12,000,000 consisting of cash of $4,500,000 and the balance in the Company's Common Stock. It is contemplated that MAI will continue to operate in Milwaukee as a wholly-owned subsidiary and that MAI will add several million dollars of profitable sales to the Company from new product lines related to its core business. These transactions were completed in the fourth quarter.

         During the first nine months of fiscal 1997 the Company used net cash of $4,024,000. Cash generated from operations of $3,269,000 was offset by $3,585,000 used in investing activities for machinery and equipment and $3,708,000 used in financing activities, principally for repurchases of the Company's Common Stock under the Company's stock buy-back program, which is continuing, and for the repayment of $2,167,000 of maturing installment notes.

         The Company's capital expenditure commitments at February 23, 1997 were approximately $1,750,000. The Company has an unsecured line of credit of $10,000,000 which expires in November 1997, none of which was in use on February 23, 1997. The Company believes that it will have sufficient working capital to meet its needs for the foreseeable future. However, pursuit of large scale applications in superconductivity and new refrigerants or other business opportunities may require the Company to seek additional financing.

INTERMAGNETICS GENERAL CORPORATION


PART II:  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None filed during the quarter ended February 23, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      INTERMAGNETICS GENERAL CORPORATION



Dated:   April 3, 1997                By: /s/ Carl H. Rosner
                                          -------------------------------------
                                          Carl H. Rosner, Chairman
                                          President and Chief Executive Officer



Dated:   April 3, 1997                By: /s/ Michael C. Zeigler
                                          -------------------------------------
                                          Michael C. Zeigler
                                          Senior Vice President, Finance