Form 10-K
period 1997-05-25
INTERMAGNETICS GENERAL CORP
filed 1997-08-25
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended May 25, 1997
                                       or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
     ___________

                         Commission File Number 1-11344

                    INTERMAGNETICS GENERAL CORPORATION (Exact
                ------------------------------------------------
                name of registrant as specified in its charter.)

           New York                                               14-1537454
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    450 Old Niskayuna Road,
       Latham, New York                                           12110
    -----------------------                                    -------------
(Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code (518) 782-1122
                                                            -------------

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class           Name of each exchange on which registered

 Common Stock - $.10 par value                   American Stock Exchange
------------------------------       -----------------------------------------


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

                               YES __X__ NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of the registrant's Common Stock outstanding as of August 15, 1997 was 12,457,034.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III hereof is incorporated by reference from the registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed within 120 days after the end of the registrant's fiscal year.



The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $116,758,808. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the American Stock Exchange on August 15, 1997. It assumes that all directors and officers of the registrant are affiliates. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

                                TABLE OF CONTENTS
Part I

ITEM 1. BUSINESS
                  DESCRIPTION............................................... 1
                  MAGNETIC PRODUCTS......................................... 1
                  REFRIGERATION PRODUCTS.................................... 9
                  RESEARCH AND DEVELOPMENT.................................. 12
                  INVESTMENTS............................................... 16
                  PERSONNEL................................................. 17
                  EXECUTIVE OFFICERS OF THE REGISTRANT...................... 18

ITEM 2. PROPERTIES.......................................................... 19

ITEM 3. LEGAL PROCEEDINGS................................................... 20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 20

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS............................................................ 21

ITEM 6. SELECTED FINANCIAL DATA............................................. 22

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.............................................. 23
                  RESULTS OF OPERATIONS..................................... 24
                  LIQUIDITY AND CAPITAL COMMITMENTS......................... 26

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................... 27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE........................................... 27

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................. 27

ITEM 11. EXECUTIVE COMPENSATION............................................. 27

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT........................................................ 27

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 27

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.... 28

                  (a)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS......... 28
                  (b) REPORTS ON FORM 8-K................................... 30

SIGNATURES ................................................................. 32

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this report, and any other report filed by the Company from time to time, which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other assumptions, risks, uncertainties and factors disclosed elsewhere in this report and the Company's other securities filings.


Part I


ITEM 1. BUSINESS DESCRIPTION


         Intermagnetics General Corporation (the "Company") designs, develops, manufactures and sells its products through two significant segments: Magnetic Products and Refrigeration Products. Magnetic Products consist primarily of low temperature superconducting ("LTS") magnets, wires and cable, and radio frequency ("RF") coils. These are developed and sold through the Company's Magnet Business Group, its wholly-owned subsidiary, Medical Advances, Inc. ("MAI"), and its IGC Advanced Superconductors Division. As a part of its Magnetic Products segment, the Company also sells , low-cost, permanent magnet based MRI systems through a joint venture, IMiG MRI Systems, LLC, and permanent magnet products and high temperature superconducting ("HTS") products through its Technology Development Operations ("TDO"). The Company's Refrigeration Products segment consists of low and extremely low temperature, refrigerants and refrigeration equipment, which are designed, developed, manufactured and sold through the Company's wholly-owned subsidiary, APD Cryogenics Inc., and refrigerants for mobile and stationary applications, which are designed, developed and sold through the Company's wholly-owned subsidiary, InterCool Energy Corporation.

                                MAGNETIC PRODUCTS

About Superconductivity Generally

         Superconductivity is the phenomenon in which certain materials lose all resistance to the flow of electrical current when cooled below a critical temperature. Consequently, devices made with superconductive materials require special refrigeration equipment, known as cryogenic systems, to maintain the materials at the very cold temperatures at which superconductivity occurs. Superconductors offer advantages over conventional conductors, such as copper, by carrying electricity with virtually no energy loss, and generating comparatively more powerful magnetic fields.

         There are two broad classes of superconductive materials. LTS materials are metals and alloys that become superconductive when cooled to temperatures near absolute zero (approximately 4.2 Kelvin). Because of their generally superior ductile characteristics, LTS materials are generally used in the form of flexible wire or tape ("Wire/Tape"). HTS materials are composed of ceramic-like compounds that become superconductive when cooled to temperatures close to that of liquid nitrogen (77 Kelvin). Although HTS materials are not yet economically viable in existing superconducting applications, the Company is currently doing development work on various applications of HTS technology in the form of flexible Wire/Tape as well as demonstration devices for the electric power industry. See "Research and Development - New Products" below.

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

         A commercially less significant but well-developed application for superconductivity is nuclear magnetic resonance ("NMR") spectroscopy. NMR spectroscopy is used in the research and testing of the composition and structure of non-ferrous materials. See "Principal Products - Other Superconductive Magnet Systems" below.

         Superconductivity is also applicable to other scientific, defense and research applications including particle accelerators and light sources. As with MRI and NMR, superconductive magnets generally compete in these areas on price and field strength with resistive or permanent magnets.

         The Company believes that superconductive Wire/Tape may have significant application in several other emerging areas. For example, the electric power industry, the Department of Defense and certain other users of electric power are currently exploring superconductive magnetic energy storage ("SMES") systems as a means of solving electrical power quality problems such as power sags and surges. See "Research and Development - New Product Development:
SMES" below. HTS and novel permanent magnet materials may soon permit the commercially viable manufacture of motors, generators, fault current limiters, transformers and other power devices that have certain advantages over their conventional counterparts. See "Research and Development - New Product
Development: HTS" below. In addition, superconductive magnets have transportation uses, which include the magnetic levitation of vehicles ("MAGLEV") including high-speed trains.

         Although the potential newer applications of superconductivity outlined above would incorporate technology currently in use or in development by the Company, there can be no assurances that commercially usable applications will emerge in the future or that the Company will be able to participate successfully in them.

About MRI Radio Frequency (RF) Coils Generally

         An RF Coil is a necessary component of an MRI System. An RF coil is placed inside the bore of the magnet of an MRI System, on a human patient. The RF coil acts as an antenna to receive, or transmit and receive, radio frequency signals from the human body as it lies inside the strong magnetic field of the MRI System. These radio frequency signals are transferred electronically to the MRI System computer where they are reconstructed into a clinical diagnostic image.

         Specialized RF coils - those dedicated to imaging particular parts of the human anatomy, such as the knee, neck, wrist, foot, etc. - increase the number of diagnostic applications for which an MRI System can be used. The increased number of applications increases the potential utilization rate of a given MRI System, which typically helps to justify the acquisition of that system. Specialized RF coils also enhance the diagnostic confidence obtained from the images produced by an MRI System. That is, an RF coil designed to image a specific part of the human body will yield a sharper, more detailed image that is typically more clinically useful than a similar image produced with a multi-purpose RF coil. Consequently, each MRI System could benefit from multiple RF coils. The Company estimates that each MRI System could benefit from an array of six to nine specialized RF coils.

         An RF coil must work very closely with the MRI system in which it is used. Consequently, RF coils are designed for a specific system configuration and related characteristics. Hence, RF coils may not easily be moved between MRI Systems manufactured by different companies, from one field strength magnet to another, or even among different models manufactured by a single company. The unique characteristics of each MRI System mean that RF Coils must be engineered to meet the needs of a particular model of an MRI System. Consequently, the market opportunity for any particular RF coil model is limited to the specific system for which it was designed and built.

Principal Products

         Within its Magnetic Products segment, the Company produces several distinct types of products: Superconductive MRI Magnet Systems, Other Superconductive Magnet Systems, Superconductive Wire, RF Coils for MRI Systems and Permanent Magnet Products.

o Superconductive MRI Magnet Systems. Through its Magnet Business Group, the Company manufactures and sells superconductive MRI magnet systems to MRI Systems integrators for use in stationary and mobile MRI Systems. During fiscal years 1997, 1996 and 1995, MRI magnet systems (excluding the cryogenic shield cooler component) accounted for 43%, 41% and 46%, respectively, of the Company's net sales. The Company's latest generation of superconductive MRI magnet systems consists of three MRI magnet systems with field strengths of 0.5, 1.0 and 1.5 Tesla (the "Superconductive MRI Magnets").

     The Company's superconductive MRI magnet systems consist of a superconductive magnet, a cryostat (insulation device) to maintain the very cold environment necessary to support superconductivity, and an electronic system that energizes, monitors, controls and protects the magnet and the cryostat. The Company's magnets for MRI Systems are made with wire from its IGC Advanced Superconductors Division ("IGC-AS"), and fitted with cryogenic refrigerators supplied by its subsidiary, APD Cryogenics Inc. ("APD"). In fact, the Company is the only vertically integrated manufacturer of superconductive MRI magnet systems, which the Company believes is an important source of competitive strength.

o Superconductive Wire. Through IGC-AS, the Company manufactures and sells the two principal LTS materials that are commercially available for the construction of superconductive magnets: niobium-titanium ("Nb-Ti") wire, and niobium-tin ("Nb3Sn") wire. In contrast to the relatively large market for Nb-Ti wire, Nb3Sn multi-filamentary wire, which has been under development for many years, is sold only in limited quantities. During fiscal years 1997, 1996 and 1995, sales of superconductive wire accounted for 12%, 22% and 24%, respectively, of the Company's net sales.

     Nb-Ti superconductive wire is composed of hundreds to thousands of continuous Nb-Ti filaments embedded in a matrix of copper or other nonferrous material. The process of manufacturing Nb-Ti wire is exacting, and some fabrication losses may be incurred.

o Other Superconductive Magnet Systems. Through its Magnet Business Group, the Company also designs and builds superconductive magnet systems for various scientific and defense applications. These special purpose superconductive magnet systems are typically one of a kind, custom built systems. For example, the Company is currently manufacturing a portion of a 45 Tesla Hybrid Magnet for the National High Magnetic Field Laboratory at Florida State University ("NHMFL"). The Company is also designing and building a SMES System. See "Research and Development - New Product
     Development: SMES" below. The Company is also working with NHMFL regarding the design and manufacture of a technology-leading superconductive magnet for NMR for application at 900 MHz.

o RF Coils for MRI Systems. Since March, 1997, when the Company acquired MAI, the Company manufactures and sells RF coils for use in MRI Systems. The Company's current products include ten (10) anatomical applications with over forty five (45) product groups available in magnetic field strengths from 0.35T to 2.0T, for a total of 150 products. Typical RF coils have a selling price between $5,000 and $30,000, although some custom or high end coils may sell for substantially more. Because the Company acquired MAI in March, 1997, RF coils accounted for substantially less than 5% of sales in fiscal year 1997, and no sales in fiscal years 1996 and 1995.

o Permanent Magnet Products. The Company's Field Effects Division ("Field Effects"), a part of TDO, develops, manufactures and sells permanent magnet systems for use in low field-strength MRI Systems. A maintenance-free magnet and a self-contained magnetic field with small fringe fields are among the advantages of these magnet systems. The potentially lower capital and operating costs of certain permanent magnet MRI Systems may enable many smaller community hospitals and hospitals located in developing countries to provide MRI diagnostic services to their patients. The imaging quality of such systems is adequate for many diagnostic purposes, but it may not, under current technology, be comparable to images obtained with higher field-strength superconductive systems. Sales of such magnet systems to date have not been significant.

     In connection with the Company's strategic alliance with the UK-based firm of Surrey Medical Imaging Systems Limited ("SMIS") (see "Investments - Surrey Medical Imaging Systems" below), Field Effects has developed additional MRI system components, and further developed its MRI permanent magnet technology, and combined them with SMIS' products to create a complete, permanent magnet-based MRI system. This product is marketed via a joint venture with SMIS. (See "Research And Development - New Product
     Development: Low-cost, Permanent Magnet-Based MRI Systems" below.) There have been no significant sales of this new product to date.

Marketing

         The Company markets its magnetic products and technology through its own personnel, and licenses the manufacture and marketing of superconductive MRI magnet systems for certain customers to its European joint venture. The Company also has a wholly-owned European marketing and service subsidiary located in England, as well as a foreign sales corporation located in Barbados. The Company markets its RF coils through a direct sales force to domestic end-users, such as hospitals, clinics and research facilities, and to MRI System integrators. The Company also markets its RF coils internationally to end-users through a distributor network.

         Export Sales. Products sold to foreign-based companies, such as Philips, a Dutch company, or Hitachi, a Japanese company, were accounted for as export sales even if the products sold were installed in the U.S. On that basis, the Company's net export sales (including the Refrigeration Products segment) for fiscal years 1997, 1996 and 1995 totaled $43.5, $46.5 million and $51.6 million, respectively, most of which were to European customers.

         European Joint Venture. The Company and GEC Alsthom S.A. ("GEC-Alsthom"), a leading French industrial group in the areas of electrical and electromechanical equipment, have participated since 1987 in a joint venture named GEC Alsthom Intermagnetics S.A. ("AISA"). AISA manufactures in France, under license from the Company, superconductive MRI magnet systems. In addition, AISA expects to benefit from GEC-Alsthom's participation in construction of the Large Hadron Collider in Cern, Switzerland with respect to the manufacture of large superconductive magnets.

         In 1996, the Company and GEC Alsthom re-negotiated their agreement with respect to AISA, and the various licenses under which AISA conducts its business. Under the renegotiated agreement, AISA transferred its capability for the manufacture of superconductive wire to GEC Alsthom, and the Company increased its ownership interest in AISA from 25% to 45%. Additionally, the license from the Company under which AISA manufactures superconductive MRI magnet systems was extended from May, 1997 to May, 2005. The Company's investment in AISA has been accounted for using the equity method of accounting.

         Principal Customers. A significant portion of the Company's sales are through its Magnetic Products segment, and most of those sales consist of MRI related products - superconductive MRI magnet systems, superconductive wire for use in such systems or RF coils for use in such systems. During the past three fiscal years, sales to customers accounting for more than 10% of the Company's net sales in such years aggregated approximately 50% of net sales in fiscal 1997, 62% of net sales in fiscal 1996 and 73% of net sales in fiscal 1995. See Notes J and K of Notes to Consolidated Financial Statements, included in response to Item 8 hereto.

         A substantial portion of the Company's sales to the MRI industry are to four customers, two of which are significant. Philips is the current principal customer for the Company's MRI products. Pursuant to an agreement (which was recently extended through December, 2000, and subject to automatic extension for successive one-year periods thereafter unless previously terminated in accordance with the agreement), the Company sells to Philips certain superconductive MRI magnet systems of various field strengths for incorporation in Philips' proprietary MRI Systems. The agreement requires Philips to purchase all of its requirements for such superconductive MRI magnet systems from the Company and AISA. See "Marketing - European Joint Venture" above. Sales to Philips (including sales by the Refrigeration Products segment) amounted to approximately 50%, 44% and 52% of the Company's net sales for fiscal 1997, 1996 and 1995, respectively.

         The Company's second principal customer for MRI products is GE. The Company sells superconductive wire to GE for use in GE's MRI magnets. Under the Company's current arrangement with GE, GE places orders from time to time with the Company. This current arrangement supersedes a formal contract between GE and the Company which expired in December, 1996. GE accounted for approximately 9%, 18% and 21% of the Company's net sales for fiscal 1997, 1996 and 1995, respectively.

Competition/Market

         Across the principal types of products for its Magnetic Products segment (see "Principal Products" above), the Company derived more than 68% and 74% of its net sales in its fiscal year 1997 and 1996, respectively, from manufacturing and selling superconducting MRI magnet systems, superconductive wire, permanent MRI magnet systems and RF coils for use in MRI Systems. US demand for MRI Systems appears to have recovered from flat sales recorded in the last two years, although the extent of the increase in demand is not yet clear. Non-US demand continues to grow. The Company believes that worldwide sales of MRI Systems in 1998 should grow over such sales in 1997.

         A significant factor affecting the Company is the fact that MRI Systems compete indirectly with other diagnostic imaging methods such as conventional and digital X-ray systems, nuclear medical systems, ultrasound, and X-ray CT scanners. While, most large MRI Systems suppliers perceive that there are technical advantages to higher field-strength (0.5T or greater) imaging systems based upon superconductive magnets, there are MRI Systems that use resistive electromagnets and permanent magnets, which are limited by high power consumption or by basic material properties. As a result, these systems produce lower magnetic field-strengths than do superconductive magnets. Lower field strengths generally translate into lower quality images. The cost of certain cryogenic liquids, such as helium, may cause markets in developing countries to prefer the use of resistive or permanent magnets, despite image quality. Moreover, improved MRI System components for low field strength magnet systems have improved image quality. Indeed, several MRI Systems integrators, including the Company's joint venture with SMIS, have recently introduced MRI Systems based upon such low field resistive or permanent magnets. (See "Research And Development - New Product Development: Low-cost, Permanent Magnet-Based MRI Systems" below.)

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

o Superconductive MRI Magnet Systems. Within the market for superconductive MRI magnet systems, the Company's competitors fall into two categories: (1) magnet manufacturers that make MRI magnet systems for sale to MRI Systems integrators, and (2) MRI Systems integrators that manufacture superconductive magnet systems for their own use.

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

     GE is an example of an MRI Systems integrator that manufactures MRI magnet systems for use in its own MRI Systems. Historically, such integrators have been unavailable to the Company as customers for its superconductive MRI magnet systems, notwithstanding the fact that they represent a substantial portion of the potential market for superconductive MRI magnet systems. The Company has instead treated these companies as customers or potential customers for the Company's component products, such as superconductive wire or cryogenic coolers.

     Within the market for superconductive MRI magnet systems, the Company has also seen increased competition from low-field "open" MRI magnet systems, designed to reduce the feeling of claustrophobia in a patient undergoing imaging and give medical personnel greater access to the patient during imaging. While the Company does not currently manufacture such an open MRI magnet system, such magnet systems have represented one of the fastest growing segments of the market.

o Superconductive Wires. The single largest market for superconductive wire is MRI. In fact, most of the superconductive wire manufactured by the Company is used to manufacture superconductive MRI system magnets (either internally by its own Magnet Business Group, or externally by other customers). Regarding its superconductive wire products, the Company believes that it, Oxford Superconducting Technology and, to a smaller extent, Supercon, Inc. are the major suppliers of Nb-Ti in LTS wire form for the domestic market. The Company also believes that these three companies are the major suppliers of Nb3Sn superconductive materials for the domestic markets. There are several foreign manufacturers of Nb-Ti superconductive materials in wire form; none of them has been a significant factor in the domestic market. Because industry capacity for Nb-Ti wire is greater than current demand, the Company has seen substantial pressure on prices. The Company's prices for superconductive materials are currently competitive, and the Company believes that product quality and the ability to meet delivery schedules are factors important to its market position. There are no assurances, however, that the Company can remain competitive without future price reductions, or that the Company can find means to offset price reductions with further cost reductions.

o Other Superconductive Magnet Systems. With respect to Other Superconductive Magnet Systems, the Company has no single identifiable competitor. Historically, the Company has competed against many different companies domestically and internationally (including Oxford, which dominates the worldwide market for NMR magnets) for the opportunity to design and build non-MRI superconductive magnet systems. The Company expects that competition for such opportunities will vary on a case to case basis, but that such competition will generally focus on price and technology. While the Company believes that it can remain competitive within this area, there can be no assurances that the Company will continue to be successful.

o RF Coils for MRI Systems. The Company currently believes that the market for RF coils will grow faster than the market for MRI Systems because : (i) the number of applications for MRI which use specialized RF coils is increasing, requiring a higher number of RF coils to be purchased for each new and existing MRI System; (ii) RF coil technology is being continuously improved and with an average technology obsolescence rate of approximately three years, existing coils need to be upgraded to later-generation products; and (iii) an increasing number of existing MRI Systems are being upgraded by OEM's, at a much lower cost than replacing an entire MRI System. A new set of RF coils is typically needed in connection with each system upgrade.

     With respect to RF coils for MRI Systems, the Company's primary competitors consist of independent manufacturers that make RF coils for sale to MRI Systems integrators and end-users such as hospitals, clinics and research facilities. The Company also experiences competition from MRI Systems integrators that manufacture RF coils for sale with their MRI Systems. All MRI Systems integrators outsource RF coil development and manufacture to companies such as MAI, though, to the best of the Company's knowledge, Siemens and Philips have maintained the most extensive in-house coil development activities of the major MRI Systems integrators. The reason that the MRI Systems integrators outsource development and manufacture of RF coils is that their available technical resources are typically applied to more demanding tasks, such as designing new MRI Systems and developing software and hardware upgrades for existing systems. Furthermore, it is generally felt by the MRI Systems integrators that RF coils can be outsourced at a lower cost and faster time-to-market than possible with in-house resources. If the MRI Systems integrators, however, decide to pull all RF coil development in-house and in doing so change the RF coil/MRI System interface to narrow the RF coil compatibilities in their favor, the access to the market for the independent RF coil manufacturers could be substantially limited. The Company believes, however, that there is only a remote possibility of this happening because, if they were to make such a fundamental shift in their strategic approach to RF coils, the MRI Systems integrators would substantially increase the cost of future hardware and software upgrades for their existing customers.

     With respect to independent manufacturers that make RF coils for sale to MRI Systems integrators and end users, the Company is aware of only a few RF coil manufacturers that are independent of MRI System integrators. The Company believes that, of these companies, only one competes with MAI against the full product range offered by MAI. All other competitors offer limited product lines and generally lack an organizational infrastructure and extensive product development capabilities at this time to compete across MAI's broad product line at this time.

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

         The Company believes that patents are not a significant competitive factor in the conduct of its business in this segment. While the Company does not have any substantial patent protection in this segment, it directly or indirectly either owns, or is a licensee under, a number of patents relating to RF coils, superconductive materials, the manufacture of superconductive materials, and the permanent magnet systems manufactured by the Field Effects Division.

Backlog

         The Magnetic Products backlog at July 27, 1997 was approximately $22.3 million, compared to approximately $23.7 million on July 28, 1996, and approximately $33.7 million on July 30, 1995. Approximately 14% and 67% of this segment's backlog at July 27, 1997 were represented by orders from the U.S. government or its agencies and Philips, respectively. Most of the July 27, 1997 backlog is expected to be completed in fiscal 1998. However, the amount of backlog is not necessarily indicative of future revenues because the Company's backlog in this segment is subject to variations from time to time as products are manufactured and new orders are received.

         Backlog represents orders believed by the Company to be firm on the date indicated, subject, in certain cases, to future agreement on delivery dates and technical specifications. Direct contracts with the U.S. government (including cost-plus contracts) are included in the backlog figures at the contract amount less amounts previously recognized as revenue. Approximately $2.6 million of such backlog has not yet been funded by the government. Certain direct and indirect (as a subcontractor) contracts with the U.S. government have provisions permitting the government to perform a final audit of such contracts and possibly seek a downward adjustment of the contract price on the basis of such audit and also contain provisions permitting termination for the convenience of the government. Upon such termination, the Company would be entitled to be compensated for costs incurred, including reasonable termination costs. Certain of such contracts may also be subject to termination in the event that more than 5% of the Company's outstanding shares become subject to foreign ownership.

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

         The Company's Field Effects Division uses primarily permanent magnet (ferrite) materials. There are several qualified domestic and international sources for these ferrite materials, but the industry is currently running at capacity in response to strong demand from the automotive industry. The principal effect of this strong demand has been to increase the price for ferrite materials and lengthen the Company's lead time for ordering the substantial quantities of this material required for its products. In light of the current low level of demand for its permanent magnet products and efficient management of its needs, the Company does not at this time believe that the supply of permanent magnet materials would have a substantial impact on its business.

         The Company's wholly-owned subsidiary, MAI, believes that there are numerous suppliers at competitive prices for each of the parts, materials and components that it purchases for the manufacture of its RF coils. The Company does not currently expect any difficulty in obtaining these parts, materials and components.

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

         APD produces five distinct products. First APD produces specialized shield coolers and recondensers (refrigerators) that reduce or eliminate liquid helium boil-off during normal operation of conventional superconductive MRI magnet systems. The Company's Magnet Business Group uses APD refrigerators for its superconductive MRI magnet systems. In addition, APD sells these refrigerators to other manufacturers of superconducting MRI magnet systems. APD licenses Daikin Industries, Ltd. ("Daikin"), a Japanese company, to produce shield coolers and other cryogenic products for the Japanese market. It has captured a significant portion of that market for shield coolers.

         Secondly, APD produces laboratory cryogenic systems. These systems are sold to government, university and industrial research laboratories for use in applications such as spectroscopy, X-ray diffraction and narrow gap magnet studies, where they are used to reduce the temperatures of materials under study.

These products generate cryogenic interface temperatures ranging from 2 Kelvin to 77 Kelvin using liquid nitrogen or helium open-cycle transfer systems or closed-cycle refrigeration systems.

         Thirdly, APD manufactures cryopumps, which are used principally in the semiconductor industry, but have other industrial and research applications. APD sells cryopumps principally to manufacturers of semiconductor proess equipment. Through a joint effort with Daikin, APD manufactures and sells the Marathon(R) line of cryopumps. The product line is tailored for semiconductor processing equipment and is supported by APD and Daikin with a comprehensive world-wide sales and service network.

         Fourthly, APD also sells a line of specialized cryogenic refrigeration systems under the registered tradename "CRYOTIGER". These refrigeration systems are intended to provide refrigeration optimization in the range of 70 Kelvin to 120 Kelvin for a broad range of applications. The first application of CRYOTIGER systems has been in electronic detector systems. Because the CRYOTIGER line is a closed-cycle refrigeration system, it competes principally against liquid nitrogen coolers, which in contrast to the CRYOTIGER line, require the continued purchase of liquid nitrogen.

         Finally, APD recently began selling a line of specialized water pump systems designed to efficiently draw out water vapor from a vacuum chamber, and makes use of the Company's proprietary CRYOTIGER technology. An AquaTrap System(TM) would find application in the same industries served by the Company's Cryopump products, and in fact the Company targeted the semiconductor industry for its first sales.

         In addition to these cryogenic products made by APD, the Refrigeration Products segment includes the Company's proprietary refrigerants. The Company believes that its FRIGC(R) family of environmentally acceptable refrigerants has broad-based commercial potential to replace ozone-depleting chlorofluorocarbons ("CFC's") currently being used as refrigerants. In June, 1995, the Company created a new subsidiary, InterCool Energy Corporation ("ICE") through which it pursues commercialization of FRIGC refrigerants.

         ICE's FR-12(R) refrigerant is the first commercial product from its FRIGC family of refrigerants. ICE markets FR-12 refrigerant for use as a replacement for R-12 (also known as CFC-12) for mobile air conditioning applications and stationary refrigerant applications.

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

         In June, 1995, the U.S. Patent Office issued to ICE a patent, which broadly protects FRIGC FR-12 refrigerant, and covers the specific formula accepted for listing by the EPA. ICE is currently pursuing foreign protection in targeted markets.

         Notwithstanding ICE's significant progress to date in initiating commercializing FRIGC FR-12 refrigerant, there can be no assurances that FRIGC FR-12 will win wide-spread acceptance in the market or otherwise prove a commercial success.

Marketing

         The Company markets its MRI products in this segment through a direct sales force based in APD's Allentown, Pennsylvania headquarters, APD's West Coast office in Sunnyvale, California and a European office near Reading, England. APD also markets its laboratory systems and cryopump products through scientific and medical equipment sales representatives and distributors. APD also has a world-wide partnership with Daikin pursuant to which the parties sell common cryopumps under the "Marathon" trademark in well-defined territories. CRYOTIGER refrigeration systems are sold through APD's direct sales force, as noted above, and through scientific equipment sales representatives.

         With respect to FRIGC Refrigerants, ICE has begun an advertising campaign to increase awareness and direct sales FRIGC FR-12 refrigerant among mobile air conditioning installers nationwide. As a part of the campaign, ICE has also sought to increase brand awareness among consumers through direct mail and general advertising. Nonetheless, because it does not have extensive experience distributing and selling refrigerants, ICE continues to pursue its strategy of securing, nationally and internationally, distributors with significant experience in relevant consumer and other end-user markets. In September, 1995, ICE signed Pennzoil Products Company ("Pennzoil") as the exclusive North American Master Distributor for mobile applications and certain stationary markets. In March, 1997, the Company and Pennzoil agreed to change Pennzoil's distributorship from exclusive to non-exclusive. The change permits the parties to accelerate commercialization of FRIGC FR-12 refrigerant in North America by allowing the Company to sign up directly additional distributors for its products. The Company has been pursuing such additional distributors since that time. Internationally, the Company signed Sumitomo Corporation of America as the distributor for certain Asian-Pacific markets. Specifically, the Agreement covers China, Japan, Malaysia, Korea, Taiwan, Philippines, Indonesia, Singapore, Australia, New Zealand and Thailand. ICE has signed other international distributors, and has made sales of FRIGC FR-12 refrigerant in the Middle East. ICE is continually working to identify qualified distributors for new and existing territories.

Competition/Market

         The Company's Refrigeration Products are subject to substantial competition within each of the markets for its principal products. The Company considers its principal competitor in the manufacture of recondensers and shield coolers to be Leybold AG ("Leybold"). Leybold is headquartered in Germany, and has sold substantially more recondensers and shield coolers than the Company. Moreover, Leybold has greater production capacity and financial resources than the Company, and has successfully locked up many of APD's potential customers in multi-year supply agreements. The Company nonetheless believes that it can compete with Leybold on both technological and cost bases.

         With respect to laboratory cryogenic systems, the Company has no single identifiable competitor. Historically, the Company has competed against many different companies, domestically and internationally. The Company generally competes in this area on the basis of price and product quality.

         With respect to Cryogenic Vacuum Pumps (Cryopumps), the Company believes Helix Technology Corporation ("Helix") (which markets its products under the names "CTI Cryogenics" and "CTI") to be the world leader in marketing cryopumps. The Company believes that Helix controls 80% or more of the world market for cryopumps. Notwithstanding Helix's market predominance, the Company believes that it can compete with Helix on technological and equipment performance bases.

         The CRYOTIGER line is based upon proprietary technology recently developed and patented by APD. The Company feels that there is a significant opportunity for this product in the marketplace. CRYOTIGER refrigeration systems presently compete against certain closed-cycle machines, known as Stirling refrigerators, which the Company believes are more costly and less reliable than its CRYOTIGER product. Additionally, CRYOTIGER refrigerators, which are closed-cycle refrigeration systems, compete principally against open-cycle coolers that rely on reservoirs of liquid nitrogen which must be replenished periodically. Consequently, although the initial purchase price for a CRYOTIGER refrigerator may exceed the price of a comparable liquid nitrogen cooler, this higher initial cost will be offset by lower operating and maintenance costs and greater ease of use.

         AquaTrap Systems are based principally on the Company's proprietary CRYOTIGER technology, and are protected by U.S. patents and other foreign patents are pending. The Company sees its single largest competitor as CTI. CTI dominates the market for cryopumps, and it makes a water pump compatible with its cryopump. Another significant competitor is Ebara Technologies, Inc. which sells an integrated turbopump and water pump. Nonetheless, the Company believes that the superior performance of its water pump, coupled with its compact design and ease of installation and operation, will enable it to compete effectively.

         With respect to the mobile applications for FRIGC refrigerants, most post-1994 automobile air conditioning systems have been designed for use with R-134a refrigerant (also known as HFC-134a). R-134a, however, cannot be used in most pre-1994 R-12 automotive air conditioning systems without substantial changes - changes not required for use of the company's FRIGC FR-12 refrigerant. Although this market for pre-1994 automobile air conditioning systems is finite in nature, ICE believes that by entering this market now it will gain valuable experience and name recognition that will greatly facilitate future commercialization of other FRIGC refrigerants for other applications. ICE also believes that this market opportunity could prove significant in future years as production of R-12 in the United States ceased after December 31, 1995, and existing stockpiles of R-12 may become depleted over the next several years. There are other alternative refrigerants offered by competitors as substitutes for R-12, but ICE does not currently view these alternatives as posing a significant competitive threat. ICE currently believes that its most significant competitive challenges are posed by the cost and availability of R-12, and low cost (incomplete or "dirty") retrofit kits to adapt mobile air conditioning systems from R-12 to the use of R-134a.

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

         With respect to its refrigerant products, on May 11, 1995, ICE signed an agreement with Schenectady International, Inc. ("SII") for the manufacture of FR-12 refrigerant. ICE believes that the agreement with SII, a privately held, multinational chemical company with thirteen (13) manufacturing facilities in ten (10) countries, will assure a quality supply of FR-12. SII's ability to supply commercial quantities of FR-12 refrigerant, however, will depend on the availability of certain raw materials, which are manufactured by a small number of companies. On March 7, 1997, SII announced that it had secured an agreement with AlliedSignal, a major chemical production company, for the supply of FRIGC FR-12 refrigerant. AlliedSignal is a world leader in the production and supply of environmentally safer CFC substitutes for refrigeration, air conditioning, foam insulation, sterilization and precision cleaning applications.

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

         Previously, a substantial portion of research and development expenditures had been covered by external funding, principally from the U.S. government. In fiscal 1997, approximately 47% of total research and development activities were paid by such external programs compared to approximately 56% and 53% in fiscal years 1996 and 1995, respectively. During fiscal years 1997, 1996 and 1995, product research and development expenses, including those of the Refrigeration Products segment, were $13,012,000, $11,678,000 and $10,544,000, respectively. The Company expects total research and development expenditures to continue to increase in absolute dollar amounts, but the percentage of these activities funded by external sources to decrease.

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

         Second, the Company's continued growth has now placed it outside the definition of a "small business" for certain government-sponsored research and development programs for small businesses, such as Small Business Innovation Research ("SBIR") grants. "Small businesses" are defined, for this purpose, as concerns which employ fewer than 500 employees. . During its fiscal year 1995, the Company won SBIR grants totaling approximately $5,004,000, all of which will be completed even though the Company is no longer eligible for new SBIR grants.

         The Company can experience, in any given year, significant increases or decreases in external funding depending on its success in obtaining funded contracts.

New Product Development: HTS

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

         The Company has continued to develop applications of HTS materials and advanced devices in partnership with various utilities, manufacturers and government laboratories, including a 1 MVA HTS transformer, a 15-KV HTS Fault Current Limiter, HTS pick-up coils for low field MRI and high field NMR systems, and HTS flux trap high field insert magnets for NMR spectrometers. All of these products are in the development stage, and as yet remain technologically and economically unproven. The Company has established a dedicated facility for the manufacture of Bismuth-based HTS tape for use in sufficient quantities to develop these prototype devices.

         The Company does not believe its current operations depend upon successful market acceptance of HTS-based products or devices, nor are the Company's continued operations necessarily dependent on its success in the HTS marketplace even if HTS-based products or devices do become commercially viable. However, if technical problems are solved and HTS materials become feasible for commercial applications in fields in which the Company competes, then the Company could be adversely affected unless it is able to develop products or devices using HTS materials. Accordingly, while representing a relatively high-risk, long-term investment of its resources, the Company perceives HTS technology as an important future commercial opportunity of significance. Consequently, the Company expects to continue to work in this area.

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

New Product Development: SMES

         The Company is seeking to participate in the commercial opportunity for superconductive magnetic energy storage ("SMES") systems. A SMES system acts as an electro-magnetic storage system that protects critical electrical power loads from interruptions, spikes and sags. End users currently minimize power interruptions through use of Uninterruptible Power Supplies ("UPS"), which may use hundreds or even thousands of conventional lead acid batteries per system, require costly maintenance, and present an environmental hazard upon disposal. By contrast, a SMES System is more energy efficient has a life of more than 20 years, and is environmentally friendly. The Company is pursuing a two pronged strategy to participate in the potential commercialization of SMES applications. First, it is developing a micro -SMES unit internally under a contract it won in fiscal year 1996 to build a micro SMES system for the U.S. Air Force. Secondly, the Company was selected by Babcock & Wilcox to supply a large quantity of superconductor for its first mid-sized SMES unit. The Company understands that Babcock & Wilcox is currently negotiating with its first, prospective customer - Anchorage Municipal Light & Power. The unit's primary function would be to correct for transmission and generation disturbances along Alaska's utility grid. Because significant issues remain to be resolved between Babcock & Wilcox and its customer, there can be no assurances that this contract will ultimately be funded or that the company will actually have the opportunity to supply the superconductor.

         While the potential SMES market appears substantial, there can be no assurances that the market will develop or that the Company will be able to successfully build on its entrance into that market. Additionally, the Company faces other competitors interested in the SMES market, some of which may have superior resources and patent positions.

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

         Moreover, ICE's success in developing and commercializing FRIGC refrigerants and associated technology will depend on its continued ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. ICE expects to continue filing additional patent applications relating to its new refrigerant technology in the near future. No assurance can be given that any additional patents will issue with respect to patent applications filed or to be filed by ICE. Furthermore, even if such patents issue, there can be no assurance that any issued patents will protect against competitive products or otherwise be commercially valuable.

New Product Development: Low-cost, Permanent Magnet-Based MRI Systems

         The Company has been working through its Field Effects Division with SMIS (see "Investments Surrey Medical Imaging Systems Limited", below) to develop a low-cost, permanent magnet-based MRI System. In May, 1996, the Company formally entered a joint venture with SMIS through the formation of a limited liability company, IMiG MRI Systems LLC ("IMiG LLC"). Under the joint venture agreement, the Company owns a 90% percent share of IMiG LLC and the balance is owned by SMIS.

         IMiG LLC will market products developed jointly by the parent companies, including a permanent magnet-based MRI system for clinical diagnostic use. In fiscal year 1997, IMiG LLC won FDA approval of this system for sale as a medical diagnostic device in the U.S. market. IMiG LLC believes that FDA approval will also help it market this system in non-U.S. markets. While IMiG LLC believes that it has developed a product which is especially attractive in certain niche markets by virtue of its relatively low purchase, operating and maintenance costs, there can be no assurance that it will be able to compete successfully in markets which have until now been largely dominated by the major MRI systems integrators referenced earlier. At the end of fiscal year 1997, the Company had an installed base consisting of one system installed in a hospital in the UK, for clinical demonstration purposes, and one system installed in a hospital in Russia.

New Product Development: MR-Based Materials Inspection Systems

         The Company has been working with SMIS (see "Investments - Surrey Medical Imaging Systems Limited", below) to develop materials inspection systems ("Inspection System") using Magnetic Resonance ("MR") technology. The Inspection System employs magnetic resonance to examine various product or material parameters for quality assurance and/or process control purposes. The Company sees the need for such a non-destructive inspection system stemming from the unrelenting drive for improved productivity, higher product quality and greater product yield in nearly all manufacturing industries worldwide. The Company believes that Inspection Systems based on MR may be well suited for a variety of industries, including food and beverages, plastics and rubbers, petrochemicals, ceramics, explosives and narcotics, fuel propellants and even timber.

         The Company has already developed and sold one Inspection System for food quality, and has received an order for a second. This Inspection System is a "100% inspection system", meaning that it can inspect all product coming off a single line. This Inspection System can inspect food cartons - containing multiple packages of product - at the rate of one carton every six seconds, on a 24 hour-a-day, 7 day-a-week basis with a high degree of sensitivity.

         Successful sales of Inspection Systems will depend on a variety of factors. Most significantly, the Company must find a cost effective means of tailoring each Inspection System to meet the highly specific needs of each application. This tailoring process may include both the magnet (which in the system already sold, was developed and manufactured by the Company through Field Effects) but also the electronic hardware and software components currently made by its partner SMIS. Additionally, given the relatively high cost of the critical components of an Inspection system, the Company must work hard to find and gain entree to markets in which the additional value-added provided by the highly accurate Inspection System exceeds the capital and operating cost of such a System. There can be no assurances that the Company can successfully meet these challenges.

                                   INVESTMENTS

ULTRALIFE BATTERIES, INC.

         The Company owns 975,753 shares of the common stock (approximately 12% of the outstanding common stock) of Ultralife Batteries, Inc. ("Ultralife"), acquired at a cost of $7,015,000.. Headquartered in Newark, N.Y., Ultralife produces lithium batteries that are the same size and voltage as standard batteries, but have double the operating life and a longer shelf life (up to 10 years) than alkaline or zinc carbon batteries. These batteries currently command a premium price in the market for long-life batteries.

         Ultralife focuses on markets which require increased energy density and extended shelf life. The Company is represented on Ultralife's Board of Directors.

         Ultralife's common stock is traded on the NASDAQ National Market System under the symbol ULBI. The market value of the Company's total investment in Ultralife, the sale of which is restricted under US securities laws, was $10,123,000 and $14,636,000 at May 25, 1997 and May 26, 1996, respectively.
During fiscal year 1996, the Company sold, in a series of transactions, 85,000 shares of its Ultralife holdings on which it reported an aggregate gain of $1,414,000. The Company sold no shares of its Ultralife holdings in its fiscal year 1997. The Company may in the future sell additional Ultralife shares as market conditions warrant.

SURREY MEDICAL IMAGING SYSTEMS LIMITED

         As of July 31, 1997, the Company owns 354,223 of the outstanding ordinary shares (approximately 23%) of Surrey Medical Imaging Systems Limited ("SMIS"), acquired at a cost of $3,530,000. The Company adopted the equity method of accounting for its investment during the first quarter of fiscal 1996. The acquisition cost exceeded the underlying equity in net assets by $3,298,000, which is being amortized over a period of 40 years. At May 25, 1997 and May 26, 1996, accumulated amortization was approximately $165,000 and $82,000. As SMIS is privately held, the market value of this investment is not readily determinable.

         In addition, the Company purchased 980,000 redeemable preference shares of SMIS during the year ended May 26, 1996 at a cost of $1,511,000. These shares are non-voting unless SMIS is unable to attain certain specified financial targets. These preference shares are redeemable on the earlier of October 31, 1997 or the date of a public offering. Additionally, these preference shares carry a cumulative redemption premium of 15% per annum. The purchase of the preference shares included the acquisition of an option to purchase an additional 2.5% of the ordinary shares of SMIS at a price of approximately $6 per share.

         During the year ended May 25, 1997, the Company provided approximately $972,000 of additional funding in the form of convertible notes to SMIS. The notes are non-interest bearing until February 27, 1998, and thereafter bear interest at the rate of 15% per annum. They are immediately repayable, with accrued interest, in the event of certain conditions as outlined in a related note agreement, and are redeemable by SMIS at any time. The noteholders may require redemption at any time after February 26, 1998. The noteholders have the right at any time prior to redemption, to convert the notes plus accrued interest into capital stock of SMIS.

         In July, 1997, the Company committed to participate with other shareholders of SMIS in extending to SMIS through March, 1998 a line of credit aggregating 1 million British Pounds. Any outstanding principal under the line of credit bears interest at the rate of 11% per annum. Interest and principal are due and payable on March 31, 1998, but may be prepaid by SMIS with no penalty. The Company's share of the line of credit is 740,000 British Pounds, of which 370,000 British Pounds (approximately $609,000 based upon conversion rates applicable at the time) has already been advanced.

          Located in Guildford, England, SMIS focuses on developing and marketing electronics and software for MRI and nuclear magnetic resonance spectroscopy applications. It also supplies equipment using X-ray and gamma-ray Computerized Tomography ("CT") and Ultrasonics for use in non-destructive testing of a variety of materials.

         The Company believes that complete magnetic resonance system products can be built by combining SMIS' systems electronics and software with the Company's magnet systems. In this way, the Company and SMIS are able to address certain niche markets in both the clinical and industrial sectors which would be largely unavailable to the parties separately. The recently formed joint venture, IMiG LLC, is one such example. (See "Research And Development - New Products: Low-cost, Permanent Magnet-Based MRI Systems" above.) Further, access of each party to a broader customer base, and augmented market intelligence, are expected to provide a greater sales potential for each of the parties' products individually. To date, the parties have collaborated on a variety of different opportunities including a successful joint bid to develop and sell a non-destructive MR Inspection System for food analysis.


                                    PERSONNEL

         On May 25, 1997, the Company employed 537 people.

         Within the Magnetic Products segment, the production and maintenance employees of the Company's IGC-AS Division, which is located in Waterbury, Connecticut, are represented by the United Steelworkers of America ("United Steelworkers"). The Company and the United Steelworkers negotiated a five year collective bargaining agreement, effective May 31, 1993. Within the Refrigeration Products segment, the production employees of the Company's subsidiary, APD, which is located in Allentown, Pennsylvania, are also represented by a labor union, the International Association of Machinists and Aerospace Workers ("IAMAW"). The collective bargaining agreement between the Company and IAMAW was to expire on August 22, 1997, but was recently extended to October 10, 1997.. Although the Company and the IAMAW have begun negotiating a new contract, there are no assurances that such a contract can be negotiated before the expiration of the existing agreement.

         There is great demand for trained scientific and technical personnel, and the Company's growth and success will require it to attract and retain such personnel. Many of the prospective employers of such personnel are larger and have greater financial resources than the Company and may be in a better position to compete with the Company for prospective employees.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are:

Name                     Position                                         Age
----                     --------                                         ---

Carl H. Rosner          Chairman of the Board of Directors,               68
                        and Chief Executive Officer


Glenn H. Epstein        President and Chief Operating Officer             39

Michael C. Zeigler      Senior Vice President- Finance                    50
                        & Chief Financial Officer

Leo Blecher             Magnet Business Group - Vice President            51
                        and General Manager

Gary L. Hamilton        InterCool Energy Corporation -                    47
                        Senior Vice President and General Manager

Ian L. Pykett           Technology Development Operations                 44
                        - Vice President

Robert S. Sokolowski    IGC-AS - Vice President,                          44
                        General Manager

Richard J. Stevens      President, MAI                                    55

Bruce A. Zeitlin        Corporate Vice President,                         54
                        APD Cryogenics Inc. - General Manager


         A principal founder of the Company, Mr. Rosner has been Chairman of the Board of Directors of the Company since the Company's formation in 1971 and before that headed the Superconductive Products Operation of GE. Mr. Rosner also serves as the Company's Chief Executive Officer.

         Mr. Epstein was named President and Chief Operating Officer on May 5, 1997. Prior to joining the Company, Mr. Epstein worked for Oxford Instruments Group, plc in various capacities between 1986 and April, 1997. He most recently held the position of President of the Nuclear Measurements Group, Inc., a wholly-owned subsidiary of Oxford Instruments, Plc. Mr. Epstein also worked for the General Electric Company between 1981 and 1986.

         Mr. Zeigler was appointed Senior Vice President-Finance and Chief Financial Officer of the Company in September 1993. He previously served as Vice President-Finance and Chief Financial Officer of the Company from June 1987 until his appointment as a Senior Vice President, and served as the Company's Controller from June 1985 through June 1987.

         Mr. Blecher was appointed Magnet Business Group - Vice President and General Manager in December, 1996. He previously held the title of Deputy Manager of the Magnet Business Group. He originally joined the Company in 1988 as Manager of Technology Projects. Prior to joining the Company,

Mr. Blecher held various positions of responsibility with Israel Aircraft Industry, most recently holding the title of Manager -Engineering and Project Manager, for the Space Technology Division.

         Mr. Hamilton, formerly Hordeski, was appointed InterCool Energy Corporation - Senior Vice President and General Manager in February, 1995. Prior to that appointment, Mr. Hamilton served as APD Cryogenics Inc. - Vice President and General Manager since 1990. Before joining the Company, he was employed by Leybold Vacuum Products, Inc. from 1982 to 1990, most recently as Vice President of Marketing.

         Dr. Pykett was appointed Technology Development Operations - Vice President in 1991. Prior to joining the Company, he had been President and Chief Executive Officer of Advanced NMR Systems, Inc., a diagnostic imaging company he co-founded in 1983.

         Dr. Sokolowski was appointed Vice President and General Manager of the Company's IGC-Advanced Superconductors division in February, 1996. Dr. Sokolowski served as the Company's Manager of High Temperature Superconductor Operations, a part of the Company's Technology Development Operations, between November, 1992 and February, 1996.

         An original founder of MAI, Mr. Stevens has been its President since its founding in 1985. Prior to founding, Mr. Stevens was a marketing and advertising executive for seventeen years with the General Electric Company. He spent twelve years of his career at the General Electric Company in the Medical Systems Group and five years in materials technologies, and held the title of Manager of Computed Tomography Marketing in the Medical Systems Group from 1981 to 1985.

         Mr. Zeitlin has been employed by the Company in various capacities since 1974. He was responsible for marketing superconductive materials between 1982 and 1996, and became Vice President-Materials Technology of the Company in 1985. Mr. Zeitlin has also headed the Company's superconductive materials operations (now IGC-AS) between 1987 and February, 1996. In February, 1996, Mr. Zeitlin was appointed Corporate Vice President and APD Cryogenics, Inc. - General Manager.


ITEM 2. PROPERTIES.

         The Company's corporate offices, Magnet Business Group and HTS offices are located in 145,810 square feet of space located in Latham, New York (the "Latham Facility"). The Company owns the Latham Facility, which is subject to a $6.5 million mortgage bearing interest at the rate of 7.5%, and maturing in May, 2001.

         The Company's HTS Laboratory is located in 19,000 square feet of leased space located in Cohoes, New York. The lease is a three (3) year lease that expires on January 31, 2000, with two consecutive three year renewal terms.

         The Company's production facilities for superconductive materials are located in Waterbury, Connecticut in premises of approximately 212,700 square feet (of which 57,900 square feet are presently being used) pursuant to a thirty year prepaid lease which expires in December, 2021. The facility's equipment includes a drawbench with a pulling force of up to 150,000 pounds and a length of approximately 400 feet. The Company believes that this drawbench is one of the largest in the world.

         The Field Effects Division currently operates out of premises, shared with IMiG MRI, LLC, totaling 21,906 square feet in Tyngsboro, Massachusetts. The facilities are subject to a five year lease expiring in the fall of 2001.

         APD operates out of a building, which it owns, in Allentown, Pennsylvania totaling 56,550 square feet.

         MAI leases approximately 17,000 square feet in a building located in the Milwaukee County Research Park's Technology Innovation Center. Approximately 8,500 square feet are used for office space with the remaining space dedicated to lab, assembly, shipping and material storage. The lease expires in September, 1998 and may be renewed for a successive one year term. The Company currently believes that it will be able to renew this lease. The Company believes that MAI has sufficient room to expand in this facility to meet its currently projected needs through the balance of the lease term.

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

                                                       Closing Prices(1)
                                               -------------------------------

                                                     High              Low
                                                     ----              ---

Fiscal Year 1996
      Quarter Ended August 27, 1995            $   18 5/8         $ 13 1/2
      Quarter Ended November 26, 1995              20               16
      Quarter Ended February 25, 1996              24 3/4           17 1/4
      Quarter Ended May 26, 1996                   19 3/4           14 1/2

Fiscal Year 1997
      Quarter Ended August 25, 1996              $ 18 5/8         $ 13 1/8
      Quarter Ended November 24, 1996              14 7/8           12 7/8
      Quarter Ended February 23, 1997              13 5/8           11 1/8
      Quarter Ended May 25, 1997                   12 1/4            7 3/4


----------
(1) The closing prices have been adjusted to reflect a two percent stock dividend distributed on August 22, 1996 to stockholders of record on August 1, 1996, rounded to the nearest $1/8, and a two percent stock dividend to be distributed on September 16, 1997 to stockholders of record on August 26, 1997, rounded to the nearest $1/8.


         There were 1,926 holders of record of Common Stock as of August 7, 1997. The Company has not paid cash dividends in the past ten years, and it does not anticipate that it will pay cash dividends or adopt such a cash dividend policy in the near future. The Board of Directors of the Company has declared a policy of granting annual stock dividends where, and to the extent that, the performance of the Company warrants such a declaration. Under the Company's bank agreements, prior bank approval is required for cash dividends in excess of the Company's net income for the year to which the dividend pertains.

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

                                                 (Dollars in Thousands, Except Per Share Amounts)
                                 ----------------------------------------------------------------------------------
For the Fiscal Year Ended          May 25, 1997     May 26, 1996     May 28, 1995     May 29, 1994    May 30, 1993
                                   ------------     ------------     ------------     ------------    ------------

Net sales                               $87,052          $88,467          $83,877          $51,238         $56,308
Total revenue                            90,013           94,019           85,747           52,257          57,295
Cost of products sold                    61,022           66,188           60,174           34,894          40,030
Income before income taxes                4,035            6,882            6,512            2,099           3,901
Net income                                2,615            4,427            4,007            2,148           3,140
Per primary share:
    Income before
      cumulative effect of
      accounting change                    0.21             0.35             0.34             0.11            0.30
    Cumulative effect of
       accounting change                                                                      0.07
    Net income
                                           0.21             0.35             0.34             0.18            0.30
                                                                                              ----            ----

At End of Fiscal Year                      1997             1996             1995             1994            1993
                                           ----             ----             ----             ----            ----

Working capital                         $49,346          $53,642          $52,655          $49,339         $19,601
Total assets                            115,989          112,397          103,706           93,787          58,359
Long-term debt
  (net of current maturities)            29,105           29,364           39,807           39,859           4,991
Retained earnings (deficit)              (1,643)          (1,727)          (2,495)          (2,595)         (2,735)
Shareholders' equity                     73,087           67,296           53,305           46,935          41,765

------------------

(a) Income per primary share has been computed during each period based on the weighted average number of shares of Common Stock outstanding plus dilutive common stock equivalents (where applicable).

(b) The Company did not pay a cash dividend on its Common Stock during any of the periods indicated.

(c) Net income per primary share has been restated to give effect to the 2% stock dividend declared July 22, 1997, the 2% stock dividend distributed in August, 1996, the five-for-four stock split effected September 8, 1994, and the 3% stock dividends distributed in September, 1993, and June, 1995.

(d) Net income for the fiscal year ended May 29, 1994 reflects the cumulative effect of an accounting change in the amount of $888,000 or $.07 per primary share.

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

                                                                                      Period to Period
                                        Relationship to Total Revenues               Increase (Decrease)
                                  --------------------------------------------    --------------------------
                                               Fiscal Year Ended                        Fiscal Years
                                  --------------------------------------------    --------------------------
                                    May 25,         May 26,         May 28,         1996-          1995-
                                     1997            1996            1995           1997           1996
                                  ------------    ------------    ------------    -----------    -----------

Net sales                              96.7%           94.1%           97.8%          (1.6%)          5.5%
Other revenue                           3.3             4.4             2.2          (28.4)         121.3
Realized gain on sale
  of marketable securities             --               1.5            --             **             **
                                    -------         -------         -------

Total revenue                         100.0           100.0           100.0           (4.3)           9.6

Costs and expenses:
 Cost of products sold                 67.8            70.4            70.2           (7.8)          10.0
 Product research and
   development                          7.6             5.4             5.8           35.0            1.4
 Marketing, general and
   administrative                      17.6            13.3            13.2           26.7           10.9
 Interest and other
   expense                              2.3             2.8             3.2          (20.5)          (5.6)
 Equity in net loss of
   unconsolidated affiliate             0.2             0.8            --            (75.7)          **
                                    -------         -------         -------
                                       95.5            92.7            92.4           (1.3)          10.0
                                     ------          ------          ------

Income before income
   taxes                                4.5             7.3             7.6          (41.4)           5.7

Provision for income
   taxes                                1.6             2.6             2.9          (42.2)          (2.0)
                                    -------         -------         -------


Net income                              2.9%            4.7%            4.7%         (40.9%)         10.5%
                                    =======         =======         =======

--------------------
** Not applicable for purposes of this table.

         The statements contained in this annual report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth herein, as well as other assumptions, risks, uncertainties and factors disclosed elsewhere in this report and in the Company's filings with the Securities and Exchange Commission.

              RESULTS OF OPERATIONS -- FISCAL 1997 and FISCAL 1996

Consolidated

         Consolidated revenue decreased 4.3% in fiscal 1997 compared to an increase of 9.6% in fiscal 1996. In fiscal 1997, increases in sales of both magnet systems and refrigeration products were offset by a substantial reduction in sales of superconducting materials. Additionally, revenues in fiscal 1996 included much higher royalty and interest income, and a $1,414,500 gain on the sale of an investment. These factors, together with a substantial increase in sales of Refrigeration Products, accounted for the revenue increase in fiscal 1996.

         As a percentage of net sales, gross margins, which had declined in fiscal 1996, recovered in fiscal 1997. The 1997 increase was due to continuing cost-reduction efforts and a more favorable product mix, partially offset by yield losses in the wire operation and substantial competitive pressure on selling prices for magnets and superconducting materials. In fiscal 1996, these last two factors, together with rework costs associated with certain new Refrigeration Products and slower than planned magnet production costs reductions, accounted for the lower gross margin.

         Looking forward, the Company expects greater sales and earnings in fiscal 1998. This expectation is based on the following assumptions, among others:
         -the market for MRI systems continues to grow;
         -the Company can successfully contend with continued competitive pressure on selling prices in the MRI marketplace;
         -anticipated sales of refrigerants occur; and, -reductions in production costs in both business segments continue. In addition, fiscal 1998 will include the operations of Medical Advances, Inc. ("MAI") for the full year. MAI was acquired in March, 1997 as described in "Liquidity and Capital Commitments"

         Company-funded product research and development expenses increased 35% in fiscal 1997 with increased spending in all business segments. These expenses had increased slightly in fiscal 1996. These spending trends are due to the fact that the Company's average employment level increased in fiscal 1996 to the point where it no longer qualified as a small business and thus was no longer eligible for certain government funded research awards. In the absence of these funding sources, the percentage of internally funded research and development expenses has increased.

         Marketing, general and administrative expenses grew 26.7% in fiscal 1997 compared with growth of 10.9% in fiscal 1996. This was due primarily to the creation of two separate organizations: InterCool Energy Corporation in fiscal 1996, and, IMiG MRI, LLC (IMiG), a joint venture with Surrey Medical Imaging Systems Limited ("SMIS"), in fiscal 1997. ICE's purpose is to develop and market FRIGC(R) refrigerants. IMiG was formed to commercialize a new, low-cost permanent magnet-based magnetic resonance imaging system. Additionally, fiscal 1997 reflects the inclusion of MAI's expenses from the date of its acquisition in March, 1997.

         Interest expense was lower in both fiscal 1997 and fiscal 1996 due to the conversion of $8,375,000 of the Company's convertible, subordinated debentures in September, 1995 and the repayment of $2,167,000 of installment notes in December, 1996.

         During the first quarter of fiscal 1996, the Company made an additional investment in SMIS, bringing its ownership to approximately 23%. SMIS is a UK Company engaged in the manufacture and sale of electronics and software for magnetic resonance imaging and nuclear magnetic resonance spectroscopy applications. Due to its increased ownership, the Company adopted the equity method of accounting for its investment. As a result, the Company recorded a loss on its investment of $748,000 in fiscal 1996 and $182,000 in fiscal 1997.

         The Company's effective income tax rate decreased slightly in both years. Fiscal 1997 benefited from the utilization of certain tax credits. The reduction in fiscal 1996 taxes was due to lower state income taxes and the effects of establishing a foreign sales corporation. See Note G of Notes to Consolidated Financial Statements, located elsewhere in this report, for detailed information regarding income taxes.

         In May, 1997, the Company entered into a distributorship agreement with Sumitomo Corporation of America to market FR-12 refrigerant in the Asia-Pacific market including China, Japan, Malaysia, Korea, Taiwan, Philippines, Indonesia, Singapore, Australia, New Zealand and Thailand. In June, 1997, the Company announced that, as part of a long-term strategic alliance, it entered into a Warrant Agreement with Sumitomo under which Sumitomo could purchase up to 1,200,000 shares of Common Stock. Sumitomo paid $120,000 for the rights to the warrants. The Company issued an initial warrant (which expires on November 16, 1998) to purchase 500,000 shares at $12.50 per share. The issuance of future warrants depends on Sumitomo meeting specified performance levels. Additional warrants would be issued at market prices at the time the warrants were issued. In connection with the initial Warrant, the Company will incur a non-cash charge of approximately $600,000 in fiscal 1998 to be recorded as marketing expenses.

         In September, 1995, the Company entered into a long-term master distributorship agreement with Pennzoil Products Company ("Pennzoil") to market FR-12 refrigerant in North America. In fiscal 1997, the parties modified the agreement to change Pennzoil's status from an exclusive to a non-exclusive distributor. Since that time, the Company has been actively seeking additional distributors.

         In March, 1996, the Company announced that it had reached an agreement with Al-Murjan Environmental Management and Technology Co., Ltd. (of Jeddah, Saudi Arabia) to be its sales representative for FR-12 refrigerant in the Middle East.

Segment Discussion

         Magnetic Products Segment. This segment consists of the design, development, manufacture and sale of superconductive magnets and materials, permanent magnets, RF coils, and other magnetic products. The dollar value of sales for the segment as a whole, decreased 9.2% in fiscal 1997 and 4.4% in fiscal 1996. Magnet system sales (including
         MAI) increased by 6.8% in fiscal 1997 compared with a decline of 6.2% in fiscal 1996. Material sales were lower by 46% in fiscal 1997 with a nominal increase in fiscal 1996. The sales decline in this segment in fiscal 1997 was principally due to substantially lower superconducting material sales to a major customer who decided not to renew a long-term supply agreement. While this customer continues to purchase some of its requirements from the Company, future sales growth will depend on securing new orders and additional customers. The sales reduction in fiscal 1996 reflected the effect of reduced selling prices for MRI products and a leveling off in the growth of the MRI market. Gross profit margins in fiscal 1997, as a percentage of net sales, increased for magnet products due to a more favorable product mix (including MAI) and improved production costs, but declined substantially for materials due to lower sales volume and continued yield losses in wire manufacturing. Gross profit margins declined in fiscal 1996 due to lower selling prices, slower than planned magnet cost reductions and yield losses in wire manufacturing.

         Refrigeration Products Segment. This segment, which consists of the design, development, manufacture and sale of cryogenic refrigeration equipment and refrigerants, had increased sales of approximately 20% in fiscal 1997 and 49% in fiscal 1996. These increases were primarily the result of sales of FR-12(TM) refrigerant in both years and a substantial increase in sales of laboratory and Cryotiger systems in fiscal 1997 and shield coolers in fiscal 1996. Gross profit margin, as a percentage of net sales increased 9.3% in fiscal 1997 and decreased slightly in fiscal 1996. The fiscal 1997 increase was due to cost reductions for refrigerants and cryogenic refrigeration equipment. The fiscal 1996 decline reflected price reductions for shield coolers and rework costs associated with certain new cryogenic refrigeration products.

         See Note J of Notes to Consolidated Financial Statements, located elsewhere in this report, for financial information by industry segment.

                        LIQUIDITY AND CAPITAL COMMITMENTS

         In fiscal 1997 the Company generated net cash of $8,531,000 from operating activities, which, together with available cash, was used to purchase property, plant and equipment, to make additional investments in SMIS, to purchase Treasury Stock, repay debt and to acquire MAI. MAI is a manufacturer of RF coils, which are sold to end users of MRI systems as well as to original equipment manufacturers of MRI systems. These RF coils are used to obtain organ specific MRI signals for improved image quality and are used on many parts of the body. The Company paid $4,139,000 in cash (net of cash acquired) and issued 665,213 shares of Common Stock (including 474,895 shares of Treasury Stock) for all of the outstanding shares of MAI stock. The acquisition agreement provides for the issuance of up to 99,782 additional shares of Common Stock as part of the purchase price if the average of the Company's closing price on the American Stock Exchange, during the ninety calendar day period following the release of earnings for fiscal 1997, falls below $11.274.

         During fiscal 1997, under the Company's stock buy-back program, the Company repurchased a total of 291,100 shares of Common Stock for $3,358,000. In December, 1996 the Company repaid $2,167,000 of maturing installment notes and in February, 1997 increased its investment in SMIS by purchasing $972,000 of convertible debt.

         In July, 1997, the Company committed to participate with other shareholders of SMIS in extending to SMIS through March, 1998 a line of credit aggregating 1 million British Pounds. Any outstanding principal under the line bears interest at the rate of 11% per annum. Interest and principal are due and payable on March 31, 1998, but may be prepaid by SMIS without penalty. The Company's share of the line of credit is 740,000 British Pounds, of which 370,000 British Pounds ($609,000 based upon conversion rates applicable at the time) has already been advanced.

         See the Consolidated Statements of Cash Flows in the Consolidated Financial Statements, located elsewhere in this report, for a detailed description of the sources and uses of cash during fiscal 1997 as well as the two preceding years.

         The Company's capital resource commitments as of July 27, 1997 consisted principally of capital equipment commitments of $1,590,000.

         The Company has a three year, unsecured $10,000,000 line of credit with a bank which bears interest at the London Interbank Offered Rate (LIBOR) plus 1.25% or prime and will expire in November, 1997, none of which was in use on July 27, 1997. The company is negotiating a new line of credit.

         The Company believes that it will have sufficient working capital to meet its needs for the short-term by using internally generated funds and existing credit facilities. However, on a longer-term basis with substantial increases in sales volume and/or unusually large expenditure requirements to commercialize the FRIGCAE family of refrigerants, the Company may be required to obtain additional lines of credit for working capital purposes and possibly make periodic public offerings or private placements in order to meet the liquidity needs of such growth. While the Company does not believe it will be restricted in financing such growth, there can be no assurances that such sources of financing will be available to the Company in sufficient amounts or on acceptable terms. Under such circumstances, the Company would expect to manage its growth within the financing available.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Attached hereto and filed as part of this report are the financial statements and supplementary data listed in the list of Financial Statements and Schedules included in response to Item 14 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None


PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning directors called for by Item 10 of Form 10-K will be set forth under the heading "Election of Directors" in the Company's definitive proxy statement relating to the 1997 Annual Meeting of Shareholders (the "Proxy Statement"), and is hereby incorporated herein by reference.

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

1.  Financial Statements

    Report of Independent Auditors

    Consolidated Balance Sheets as of May 25, 1997 and May 26, 1996

    Consolidated Statements of Income for the fiscal years ended May 25, 1997, May 26, 1996 and May 28, 1995

    Consolidated Statements of Shareholders' Equity for the fiscal years ended May 25, 1997, May 26, 1996 and May 28, 1995

    Consolidated Statements of Cash Flows for the fiscal years ended May 25, 1997, May 26, 1996 and May 28, 1995

    Notes to Consolidated Financial Statements

2.  Schedule

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

   10.5 Agreement dated June 2, 1992 between Philips Medical Systems Nederlands B.V. and Intermagnetics General Corporation for sales of magnet systems (9) (Exhibit 10.6)

#  10.6     Amendment No. 3 to the Agreement of June 2, 1992 between between
            Philips Medical Systems Nederlands B.V. and Intermagnetics General
            Corporation for sales of magnet systems.

+  10.7     Employment Agreement between Intermagnetics General Corporation and
            Carl H. Rosner (6)

   10.8 Share Purchase Agreement, dated January 23, 1992, by and between Ultralife Batteries, Inc. and Intermagnetics General Corporation (7) (Exhibit 10.1)


Subsidiaries of the registrant

*  21       Subsidiaries of the Company

Consents of experts and counsel

*  23       Consent of KPMG Peat Marwick LLP with respect to the Registration
            Statements Numbers 2-80041, 2-94701, 33-2517, 33-12762, 33-12763,
            33-38145, 33-44693, 33-50598, 33-55092, 33-72160 and 333-10553 on
            Form S-8.

-------------------------

     (1) Exhibit incorporated herein by reference to the Registration Statement on Form S-2 (Registration No. 2-99408) filed by the Company on August 2, 1985.

     (2) Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1987.

     (3) Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 28, 1989.

     (4) Exhibit incorporated by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 27, 1990.

     (5) Exhibit incorporated by reference to the Proxy Statement dated October 4, 1991 for the 1991 Annual Meeting of Shareholders.

     (6) Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1992, as amended by Amendment No. 1 on Form 8 dated November 17, 1992.

     (7) Exhibit incorporated herein by reference to the Quarterly Report on Form 10-Q filed by the Company for the six months ended November 29, 1992.

     (8) Exhibit incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended May 29, 1994.

     (9) Exhibit incorporated herein by reference to the Annual Report on Form 10-K/A2 for the fiscal year ended May 29, 1994. Portions of this Exhibit were omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to an Application for Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.


* Filed with the Annual Report on Form 10-K for the fiscal year ended May 25, 1997.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

#    To be filed by amendment.


         The Company agrees to provide the SEC upon request with copies of certain long-term debt obligations which have been omitted pursuant to the applicable rules.

         The Company agrees to furnish supplementally a copy of omitted Schedules and Exhibits, if any, with respect to Exhibits listed above upon request.

                 (b) REPORTS ON FORM 8-K(b) REPORTS ON FORM 8-K

         Current Report on Form 8-K,. filed March 7, 1997, in connection with Corporate revenues and earnings through the Company's third quarter ended February 23, 1997, and information with respect to the agreement in principle for the acquisition, changes in the FRIGC refrigerant distributor terms with Pennzoil Products, Co., the supply of FRIGC refrigerant by AlliedSignal Inc., the extension of a major supply agreement for Magnet products with Philips Medical Systems.

         Current Report on Form 8-K, filed March 21, 1997, in connection with the merger on March 11, 1997 of Medical Advances, Inc. ("MAI") into Intermagnetics Merger Sub, Inc., a wholly-owned subsidiary of Intermagnetics General Corporation, including financial statements of MAI and pro financial information filed, pursuant to a Confidential Treatment Request, by Amendment on May 23, 1997.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERMAGNETICS GENERAL CORPORATION

Date: August 22, 1997               By:   /s/Carl H. Rosner
                                       -----------------------------------------
                                          Carl H. Rosner
                                          Chairman and Chief Executive Officer


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Each person in so signing also makes, constitutes and appoints Carl H. Rosner, Chairman and Chief Executive Officer, Michael C. Zeigler, Senior Vice President - Finance and Chief Financial Officer, and each of them, his true and lawful attorneys-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.


Name                                        Capacity                                    Date
----                                        --------                                    ----


  /s/Carl H. Rosner                         Chairman, and                               August 22, 1997
  ---------------------------               Chief Executive Officer
     Carl H. Rosner                         (principal executive
                                            officer) and Director


  /s/Michael C. Zeigler                     Senior Vice President-                      August 22, 1997
----------------------------                Finance; Chief Financial
     Michael C. Zeigler                     Officer (principal financial
                                            and accounting officer)



  /s/Joseph C. Abeles                       Director                                    August 22, 1997
----------------------------
     Joseph C. Abeles


  /s/John M. Albertine                      Director                                    August 22, 1997
----------------------------
     John M. Albertine


  /s/Edward E. David, Jr.                   Director                                    August 22, 1997
----------------------------
     Edward E. David, Jr.


  /s/Jack E. Goldman                        Director                                    August 22, 1997
----------------------------
     Jack E. Goldman



Name                                        Capacity                                    Date
----                                        --------                                    ----

  /s/Thomas L. Kempner                      Director                                    August 22, 1997
----------------------------
     Thomas L. Kempner


  /s/Stuart A. Shikiar                      Director                                    August 22, 1997
----------------------------
     Stuart A. Shikiar


  /s/Sheldon Weinig                         Director                                    August 22, 1997
----------------------------
     Sheldon Weinig



                             1. Financial Statements

                                                                           10-K

                                                TENTATIVE AND PRELIMINARY DRAFT
                                                  FOR DISCUSSION PURPOSES ONLY


                          Independent Auditors' Report

The Board of Directors and Shareholders
Intermagnetics General Corporation:


We have audited the consolidated financial statements of Intermagnetics General Corporation and subsidiaries, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermagnetics General Corporation and subsidiaries as of May 25, 1997 and May 26, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended May 25, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                      /s/ KPMG Peat Marwick LLP
                                      ------------------------------
                                      KPMG Peat Marwick LLP

Albany, New York
July 11, 1997

SELECTED FINANCIAL DATA
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)


                                           May 25,          May 26,           May 28,           May 29,         May 30,
For the Fiscal Year Ended                   1997             1996              1995              1994             1993
                                         ---------         --------         ---------          --------         --------

Net sales                                 $87,052           $88,467           $83,877           $51,238           $56,308

Total revenue                              90,013            94,019            85,747            52,257            57,295

Cost of products sold                      61,022            66,188            60,174            34,894            40,030

Income before income taxes                  4,035             6,882             6,512             2,099             3,901

Net income                                  2,615             4,427             4,007             2,148             3,140

Per primary share:
   Income before cumulative
      effect of accounting change            0.21              0.35              0.34              0.11              0.30
   Cumulative effect of accounting
      change                                                                                       0.07
                                          =======           =======           =======           =======           =======
   Net income                                0.21              0.35              0.34              0.18              0.30
                                          =======           =======           =======           =======           =======

At End of Fiscal Year                      1997               1996            1995               1994               1993
                                         ---------         --------         ---------          --------         --------

Working capital                         $  49,346         $  53,642         $  52,655         $  49,339         $  19,601

Total assets                              115,989           112,397           103,706            93,787            58,359

Long-term debt
   (net of current maturities)             29,105            29,364            39,807            39,859             4,991

Retained earnings (deficit)                (1,643)           (1,727)           (2,495)           (2,595)           (2,735)

Shareholders' equity                       73,087            67,296            53,305            46,935            41,765

(a) Income per primary share has been computed during each period based on the weighted average number of shares of Common Stock outstanding plus dilutive common stock equivalents (where applicable).

(b) The Company did not pay a cash dividend on its Common Stock during any of the periods indicated.

(c) Net income per primary share has been restated to give effect to the 2% stock dividend declared July 22, 1997 and the 2% stock dividend distributed in August, 1996, the five-for-four stock split effected September 8, 1994, and the 3% stock dividends distributed in September 1993, and June 1995.

(d) Net income for the fiscal year ended May 29, 1994 reflects the cumulative effect of an accounting change in the amount of $888,000 or $.07 per primary share.

CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                                     May 25,              May 26,
                                                                                      1997                 1996
                                                                                 ----------------     ----------------
ASSETS
CURRENT ASSETS
  Cash and short-term investments                                                    $ 12,667           $ 18,696
  Trade accounts receivable, less allowance
    (1997 - $302; 1996 - $169)                                                         16,899             20,587
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                                   3,543              2,094
  Inventories:
    Finished products                                                                     811                477
    Work in process                                                                    14,196             13,933
    Materials and supplies                                                             11,410             10,447
                                                                                     --------           --------
                                                                                       26,417             24,857
  Prepaid expenses and other                                                            3,272              1,581
                                                                                     --------           --------
    TOTAL CURRENT ASSETS                                                               62,798             67,815

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                                 1,479              1,479
  Buildings and improvements                                                           16,425             16,610
  Machinery and equipment                                                              36,181             31,321
  Leasehold improvements                                                                   35                233
                                                                                     --------           --------
                                                                                       54,120             49,643
  Less allowances for depreciation and amortization                                    28,616             25,648
                                                                                     --------           --------
                                                                                       25,504             23,995
  Equipment in process of construction                                                  3,048              2,381
                                                                                     --------           --------
                                                                                       28,552             26,376

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                                         3,112              7,500
  Other investments                                                                     8,932              7,760
  Excess of cost over net assets acquired, less
    accumulated amortization in 1997 $169                                               9,538                  0
  Other assets                                                                          3,057              2,946
                                                                                     --------           --------

    TOTAL ASSETS                                                                     $115,989           $112,397
                                                                                     ========           ========


                                                                     (Continued)



                                                                                       May 25,               May 26,
                                                                                        1997                  1996
                                                                                   ----------------      ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                                   $     259            $   2,277
  Accounts payable                                                                        6,441                5,806
  Salaries, wages and related items                                                       2,660                2,373
  Customer advances and deposits                                                            811                  539
  Product warranty reserve                                                                  911                1,100
  Accrued income taxes                                                                    1,453                1,203
  Other liabilities and accrued expenses                                                    917                  875
                                                                                      ---------            ---------
    TOTAL CURRENT  LIABILITIES                                                           13,452               14,173

LONG-TERM DEBT, less current portion                                                     29,105               29,364
DEFERRED INCOME TAXES, on unrealized gain
    on available for sale securities                                                        345                1,564

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 20,000,000 shares
    Issued and outstanding (including shares in treasury):
      1997 - 12,642,508 shares
      1996 - 12,311,578 shares                                                            1,264                1,208
  Additional paid-in capital                                                             74,378               69,040
  Retained earnings (deficit)                                                            (1,643)              (1,727)
  Unrealized gain on available for sale securities, net                                     613                2,346
  Foreign currency translation adjustments                                                  (16)                 (96)
                                                                                      ---------            ---------
                                                                                         74,596               70,771
  Less cost of Common Stock in treasury
    (1997 - 163,700 shares; 1996 - 322,540 shares)                                       (1,509)              (3,475)
                                                                                      ---------            ---------
                                                                                         73,087               67,296
                                                                                      ---------            ---------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 115,989            $ 112,397
                                                                                      =========            =========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                                      Fiscal Year Ended
                                                                    -----------------------------------------------------
                                                                      May 25,              May 26,              May 28,
                                                                       1997                 1996                 1995
                                                                    ---------------   ------------------   --------------

Net sales                                                             $87,052               $88,467            $83,877
Other revenue                                                           2,961                 4,138              1,870
Realized gain on sale of available for sale securities                                        1,414
                                                                      -------               -------            -------

Total revenue                                                          90,013                94,019             85,747

Costs and expenses:
  Cost of products sold                                                61,022                66,188             60,174
  Product research and development                                      6,851                 5,075              5,005
  Marketing, general and administrative                                15,836                12,502             11,275
  Interest and other expense                                            2,087                 2,624              2,781
  Equity in net loss of unconsolidated affiliate                          182                   748
                                                                      -------               -------            -------

Total costs and expenses                                               85,978                87,137             79,235
                                                                      -------               -------            -------

Income before income taxes                                              4,035                 6,882              6,512
Provision for income taxes                                              1,420                 2,455              2,505
                                                                      -------               -------            -------

NET INCOME                                                            $ 2,615               $ 4,427            $ 4,007
                                                                      =======               =======            =======


PER SHARE AMOUNTS:
  Primary                                                             $   .21               $   .35            $   .34
                                                                      =======               =======            =======
  Fully diluted                                                       $   .21               $   .35            $   .33
                                                                      =======               =======            =======



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
INTERMAGNETICS GENERAL CORPORATION
Fiscal Years Ended May 25, 1997, May 26, 1996, May 28, 1995
(Dollars in Thousands)

                                                                                           Unrealized
                                                                                            Gain on          Foreign
                                                              Additional     Retained      Available         Currency
                                                  Common       Paid-In       Earnings      For Sale        Translation    Treasury
                                                  Stock        Capital      (Deficit)     Securities, net   Adjustments     Stock
                                                ----------   ------------   ------------  ---------------  -------------  --------

Balances at May 29, 1994                          $ 1,055       $49,133        $(2,595)                     $   194         $  (852)
Net income                                                                       4,007
Tax benefit from exercise of stock options                        1,025
Sale of 214,833 shares of Common Stock,
  including receipt of 27,856 shares of
  Treasury Stock, upon exercise of stock
  options                                              18         1,124                                                        (329)
Sale of 16,201 shares of Common Stock
  to IGC Savings Trust                                  2            26
Stock dividends and payment for
  fractional shares                                    33         3,858         (3,907)
Unrealized gain on available for
  sale securities, net                                                                        $ 1,787
Unrealized loss on foreign currency
  translation                                                                                                    (240)
Purchase of 88,100 shares of Treasury Stock                                                                                  (1,034)
                                                  -------       -------        -------        -------         -------        ------

Balances at May 28, 1995                            1,108        55,166         (2,495)         1,787             (46)       (2,215)
Net income                                                                       4,427
Tax benefit from exercise of stock options                          837
Sale of 213,167 shares of Common Stock,
  including receipt of 17,072 shares of
  Treasury Stock, upon exercise of stock
  options                                              21         1,236                                                        (275)
Sale of 7,721 shares of Common Stock
  to IGC Savings Trust                                  1           140
Stock dividends and payments for
  fractional shares                                    23         3,623         (3,659)
Unrealized gain on available for
  sale securities, net                                                                           559
Unrealized loss on foreign currency
  translation                                                                                                     (50)
Purchase of 62,700 shares of Treasury Stock                                                                                    (985)
Conversion of $8,375,000 of 5.75% convertible
  subordinated debentures                              55         8,038
                                                  -------       -------        -------        -------         -------       -------

Balances at May 26, 1996                            1,208        69,040         (1,727)         2,346             (96)       (3,475)
Net income                                                                       2,615
Tax benefit from exercise of stock options                          412
Sale of 129,378 shares of Common Stock,
  including receipt of 15,644 shares of
  Treasury Stock, upon exercise of stock
  options                                              13           669                                                        (185)
Sale of 8,193 shares of Common Stock
  to IGC Savings Trust                                  1           116
Stock dividends and payments for
  fractional shares                                    23         2,495         (2,531)
Unrealized loss on available for
  sale securities, net                                                                         (1,733)
Unrealized gain on foreign currency
  translation                                                                                                     80
Purchase of 291,100 shares of Treasury Stock                                                                                 (3,358)
Issuance of 665,213 shares, including
  474,895 Treasury Shares in payment
  for acquisition                                      19         1,646                                                       5,509
                                                  -------       -------        -------        -------         -------       -------

Balances at May 25, 1997                          $ 1,264       $74,378        $(1,643)       $   613         $   (16)      $(1,509)
                                                  =======       =======        =======        =======         =======        =======

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)

                                                                                                    Fiscal Year Ended
                                                                                   -------------------------------------------------
                                                                                       May 25,           May 26,           May 28,
                                                                                         1997             1996              1995
                                                                                   -------------    --------------    --------------
OPERATING ACTIVITIES
Net income                                                                            $ 2,615           $ 4,427           $ 4,007
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                       3,964             3,165             3,270
    Provision for deferred taxes                                                         (589)             (533)               18
    Other non-cash activity                                                              (255)
    Imputed interest on royalties receivable                                                                                  (29)
    Imputed interest on unsecured notes                                                   137               210               189
    Equity in net loss of unconsolidated affiliate                                        182               748
    Gain on sale of available for sale securities                                                        (1,414)
    Gain on sale of assets                                                               (374)
    Change in operating assets and liabilities, net of effect of acquisition:
      (Increase) decrease in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                        3,299            (1,270)           (5,750)
      (Increase) decrease in inventories and prepaid expenses and other                (1,447)            1,482              (162)
      Increase in accounts payable and accrued expenses                                   919             3,365             3,550
      Change in foreign currency translation adjustments                                   80               (50)             (240)
                                                                                     ---------         ---------         ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                            8,531            10,130             4,853

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                             (5,446)           (4,079)           (3,935)
Proceeds from sale of assets                                                              935
Payments received on royalties receivable                                                                                      97
Proceeds from sale of available for sale securities                                                       1,927
Acquisition, net of cash acquired                                                      (4,139)
Investment in unconsolidated affiliate                                                   (972)           (2,070)             (445)
(Increase) decrease in other assets                                                        83              (121)             (172)
                                                                                     ---------         ---------         ---------
    NET CASH USED IN INVESTING ACTIVITIES                                              (9,539)           (4,343)           (4,455)

FINANCING ACTIVITIES
Proceeds from note payable and long-term borrowing                                                                          1,914
Purchase of Treasury Stock                                                             (3,358)             (985)           (1,034)
Proceeds from sales of Common Stock                                                       614             1,123               825
Principal payments on note payable and long-term debt                                  (2,277)             (238)           (2,290)
                                                                                     ---------         ---------         ---------
    NET CASH USED IN FINANCING ACTIVITIES                                              (5,021)             (100)             (585)
                                                                                     ---------         ---------         ---------

INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                                 (6,029)            5,687              (187)

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                                 18,696            13,009            13,196
                                                                                     ---------         ---------         ---------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                      $12,667           $18,696           $13,009
                                                                                     =========         =========         =========

SUPPLEMENTAL  SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Exchange of Common Stock in partial payment of exercise
  price on options                                                                   $    185          $    275          $    329
                                                                                     =========         =========         =========
Issuance of Common Stock and Treasury Stock for acquisition                          $  7,174
                                                                                     =========

Tax benefit from exercise of stock options                                           $    412          $    837          $  1,025
                                                                                     =========         =========         =========

Stock dividends                                                                      $  2,531          $  3,659          $  3,907
                                                                                     =========         =========         =========

Conversion of debt to equity, net of deferred debt issue
  cost reduction of $282                                                                               $  8,093
                                                                                                       =========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INTERMAGNETICS GENERAL CORPORATION

NOTE A - ACCOUNTING POLICIES

Description of Business:

Intermagnetics General Corporation ("Company") operates in two industry segments: Magnetic Products and Refrigeration Products. The Magnetic Products segment consists primarily of the manufacture and sale of superconductive materials, radio frequency coils, and magnets and permanent magnets used mainly in Magnetic Resonance Imaging (MRI) for medical diagnostics. The majority of the Company's sales in this segment are to European and US customers. The Refrigeration Products segment consists of cryogenic refrigeration equipment produced by a subsidiary, APD Cryogenics Inc., and refrigerants which are sold by another subsidiary, InterCool Energy Corporation. Cryogenic refrigeration equipment is used in the semi-conductor manufacturing process, MRI, and in a variety of research applications. Refrigerants consist of a family of environmentally friendly refrigerants designed to replace recently banned CFC refrigerants. Sales of this segment are primarily to US and European customers. The Company operates on a 52/53 week year ending the last Sunday during the month of May. See Notes J and K for additional information regarding financial information by segment and sales to principal customers.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company's 45% investment in GEC Alsthom Intermagnetics and 23% investment in Surrey Medical Imaging Systems Limited ("SMIS") are accounted for using the equity method of accounting. Prior to the fiscal year ended May 26, 1996, the Company's investment in SMIS was recorded at cost.

Cash Flows:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Short-term investments ($5,974,000 at May 25, 1997 and $15,796,000 at May 26,
1996) consist primarily of US Government and Agency obligations, commercial paper, and other corporate obligations and are stated at market. The Company considers these short-term investments to be cash equivalents for purposes of the Consolidated Statements of Cash Flows.

Sales:

Sales are generally recognized as of the date of shipment or in accordance with customer agreements.

Sales to the United States Government or its contractors under cost reimbursement contracts are recorded as costs are incurred and include estimated earned profits.

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

Property, Plant and Equipment:

Land and improvements, buildings and improvements, machinery and equipment and leasehold improvements are recorded at cost. Provisions for depreciation are computed using straight-line and accelerated methods in a manner that is intended to amortize the cost of such assets over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the remaining initial term of the lease. For financial reporting purposes, the

Company provides for depreciation of property, plant and equipment over the following estimated useful lives:

              Land Improvements                      25 years
              Buildings and Improvements             7 - 40 years
              Machinery and Equipment                3 - 15 years
              Leasehold Improvements                 2 - 15 years

Investments:

Certain investments are categorized as available for sale securities in accordance with Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities". Available for sale securities are reported at fair value, with unrealized gains and losses included in shareholders' equity.

A decline in the market value of any available for sale security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available for sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Income Taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Excess of Cost Over Net Assets Acquired

Excess of cost over net assets of an acquisition is being amortized on a straight-line basis over 15 years. The Company periodically assesses the recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. Amortization for the fiscal years ended May 25, 1997, May 26, 1996, and May 28, 1995 amounted to $169,000, $0, and
$0, respectively.

Capitalized Interest:

The Company capitalizes interest costs on certain assets constructed for its own use. No interest was capitalized during the fiscal years ended May 25, 1997, May 26, 1996 or May 28, 1995.

Impairment of Long-Lived Assets:

Long-lived assets, including intangible assets, used in the Company's operations are reviewed for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. The primary indicators of recoverability are the associated current and forecasted undiscounted operating cash flows.

Stock-Based Compensation:

The intrinsic value method of accounting is used for stock-based compensation plans. Under the intrinsic value method, compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock.

Use of Estimates:

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, and the disclosure of contingent assets and liabilities, to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


New Accounting Pronouncements:

In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings Per Share". SFAS 128 supersedes APB Opinion 15, "Earnings Per Share" (APB 15) and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. It replaces the concept of "primary" and "fully diluted" EPS with "basic" and "diluted" EPS. Basic EPS, unlike primary EPS, excludes all dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB 15.

SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. After adoption, all prior-period EPS data presented shall be restated to conform with SFAS 128. The Company will present its EPS information in accordance with SFAS 128 beginning with the fiscal quarter ended February 22, 1998. Management anticipates that the effect of the adoption of SFAS 128 will result in a basic EPS amount greater than the current reported primary EPS, within the range of $.01 to $.03 per share and diluted EPS should be comparable with the Company's current reported fully diluted amounts.

In June, 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements.

SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this Statement. The Company will comply with the reporting requirements of SFAS 130 beginning with the quarter ended May 31, 1998.

In June, 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 focuses on a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.

SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will comply with the reporting requirements of SFAS 131 for the fiscal year ending May 30, 1999. Management anticipates that the effect of the adoption of SFAS 131 will not significantly impact the current presentation of the Company's segment disclosure as the current reportable segments are consistent with the "management approach" methodology outlined in SFAS 131.

NOTE B - ACQUISITIONS

On March 11, 1997, the Company paid $4,139,000 in cash, net of cash acquired, and issued 665,213 shares of Common Stock, valued at $10.784 per share, including 474,895 shares of Treasury Stock, for all of the outstanding shares of Medical Advances, Inc. (MAI) Common Stock. The acquisition agreement provides for the issuance of up to 99,782 additional shares as part of the purchase price if the average of the Company's closing price on the American Stock Exchange, during the ninety calendar day period following the release of earnings for fiscal 1997, is less than $11.274.

The acquisition has been accounted for using the purchase method of accounting and the results of operations of MAI have been included in the consolidated financial statements since March 11, 1997, the date of acquisition. The excess of cost over net assets acquired of approximately

$9,700,000 is being amortized on a straight-line basis over 15 years.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and MAI as if the acquisition had occurred at the beginning of fiscal year 1996, with pro forma adjustments to give effect to amortization of the excess of cost over net assets acquired and interest income on short-term investments, together with related income tax effects.

(Dollars in Thousands, Except Per Share Amounts)

                                                   Fiscal Year Ended
                                          --------------------------------------
                                             May 25, 1997          May 26, 1996
                                          -------------------    ---------------

   Total revenue                                $96,206                $99,784
   Net income                                     3,539                  4,183
   Earnings per primary share                       .28                    .32

NOTE C - INVESTMENTS

Available for Sale Securities:

As of May 25, 1997 and May 26, 1996, the Company owned 975,753 shares (approximately 12%) of the common stock of Ultralife Batteries, Inc. ("Ultralife"), a manufacturer of lithium batteries, acquired at a cost of $7,015,000. The market value of the Company's total investment in Ultralife, the sale of which is restricted under US Securities laws, was $10,123,000 and $14,636,000 at May 25, 1997 and May 26, 1996, respectively. The cost and market value of "Available for Sale" securities, representing those shares saleable under Securities laws, were as shown below:

                                            May 25, 1997           May 26, 1996
                                            ------------          ------------
Cost                                         $2,154,000             $3,590,000
Gross Unrealized Holding Gain                   958,000              3,910,000
                                             ----------             -----------
Market Value                                 $3,112,000             $7,500,000
                                             ==========             ===========

During fiscal 1996, the Company sold 85,000 shares, with proceeds from the sale totaling $1,927,000, resulting in a pretax gain of $1,414,000. The cost of the securities sold was based on specific identification of the securities held at the time of sale

The balance of the Ultralife investment is included at cost in other investments.

Other Investments:

Investments in other securities at May 25, 1997 and May 26, 1996 consist of:

(Dollars in Thousands)
                                                       1997                1996
                                                       ----                ----
             SMIS                                    $3,946              $4,210
             Ultralife                                4,861               3,425
             Other                                      125                 125
                                                     -------              ------
                                                     $8,932              $7,760
                                                     =======             =======

As of May 25, 1997 and May 26, 1996 the Company owned 354,223 shares (approximately 23%) of SMIS acquired at a cost of $3,530,000. SMIS is a European company engaged in the manufacture and sale of electronics and software for magnetic resonance imaging and nuclear magnetic resonance spectroscopy applications. The Company adopted the equity method of accounting for its investment during the first quarter of fiscal 1996. The acquisition cost exceeded the underlying equity in net assets by $3,298,000, which is being amortized over a period of 40 years. At May 25, 1997 and May 26, 1996, accumulated amortization was $164,000 and $82,000, respectively. As SMIS is privately held, the market value of this investment is not readily determinable.

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

During the year ended May 25, 1997, the Company provided $972,000 of additional funding in the form of convertible notes to SMIS. The notes are non-interest bearing until February 27, 1998; thereafter, they bear interest at the rate of 15% per annum. They are immediately repayable, with accrued interest, in the event of certain conditions as outlined in the note agreement and are redeemable by SMIS. The noteholders may require redemption at any time after February 26, 1998. The noteholders have the right at any time prior to redemption, to convert the notes plus accrued interest into capital stock of SMIS. The notes are included in"Other Assets" on the accompanying Consolidated Balance Sheets.

NOTE D - NOTES PAYABLE AND LONG-TERM DEBT

The Company has an unsecured $10,000,000 bank line of credit which is scheduled to expire in November, 1997. Borrowings under the line (none at May 25, 1997 and May 26, 1996) bear interest at either the London Interbank Offered Rate (LIBOR) for the applicable term (for example, the one year rate: 6.25% at May 25, 1997 and 5.91% at May 26, 1996) plus 1.25% or prime (8.5% at May 25, 1997 and 8.25%
at May 26, 1996), at the Company's option.

Long-term debt consists of the following:

(Dollars in Thousands)                        May 25,               May 26,
                                               1997                  1996
                                              -------               -------
Revenue bonds                                $  1,725              $  1,800
Mortgage payable                                6,014                 6,185
Unsecured notes                                                       2,031
Convertible debentures                         21,625                21,625
                                              -------               -------
                                               29,364                31,641
Less current portion                              259                 2,277
                                              -------               -------
Long-term debt                                $29,105               $29,364
                                              =======               =======

Revenue bonds consist of a subsidiary's obligation under an agreement with an Economic Development Authority with respect to revenue bonds issued in connection with the acquisition of certain land, building and equipment acquired at a total cost of $2,408,000. The bonds bear interest at a weekly adjustable annual rate (convertible to fixed rate at the option of the Company) which averaged 3.88% for the year ended May 25, 1997 (3.95% for the year ended May 26, 1996). The bonds mature serially in amounts ranging from $75,000 in December, 1997 to $200,000 in December, 2009. In the event of default or upon the occurrence of certain conditions, the bonds are subject to mandatory redemption at prices ranging from 100% to 103% of face value. As long as the interest rate on the bonds is adjustable weekly, the bonds are redeemable at the option of the Company at face value. The Company makes monthly advance payments to restricted cash accounts in amounts sufficient to meet the interest and principal payments on the bonds when due. The balances of these accounts, included in "Cash and Short-Term Investments" on the accompanying Consolidated Balance Sheets, were $32,000 at May 25, 1997 and $33,000 at May 26, 1996.

The mortgage payable bears interest at the rate of 7.5%, and is payable in monthly installments of $52,000, including principal and interest through April, 2001 with a final payment of $5,155,000 due in May, 2001. The loan is secured by land and buildings and certain equipment acquired at a cost of approximately $10,800,000.

Convertible debentures at May 25, 1997 consist of $21,625,000 of 5.75% convertible subordinated debentures due September, 2003, issued in a private placement. The debentures are convertible into Common Stock at approximately $14.56 per share. Interest on the debentures is payable semi-annually. The debentures are redeemable, in whole or in part, at the option of the Company at any time at prices ranging from 104.025% to 100.575%. The debentures also provide for redemption at the option of the holder upon a change in control of the Company, as defined, and are subordinated to senior indebtedness, as defined.

Aggregate maturities of long-term debt for the next five fiscal years are:
1998 - $259,000, 1999 - $298,000, 2000 - $312,000, 2001 - $5,521,000, and
2002 - $100,000.

Interest paid for the years ended May 25, 1997, May 26, 1996, and May 28, 1995 amounted to $1,800,000, $2,214,000, and $2,461,000, respectively.

NOTE E - SHAREHOLDERS' EQUITY

In July, 1997, the Company declared a 2% stock dividend to be distributed on all outstanding shares, except Treasury Stock, on September 16, 1997. The consolidated financial statements have been adjusted retroactively to reflect this stock dividend in all numbers of shares, prices per share and earnings per share.

The Company has established two stock option plans: the 1981 Stock Option Plan and the 1990 Stock Option Plan. Shares and prices per share have been adjusted to reflect the 2% stock dividends declared in July, 1997 and May, 1996, respectively. During fiscal 1997 the Compensation Committee of the Board of Directors approved an increase of 612,000 shares available for grant under the 1990 Stock Option Plan. The total shares authorized for grant under the 1981 and 1990 plans are 1,463,722 and 2,582,556, respectively.

Option activity under these plans was as follows:


                                                                Fiscal Year Ended
                          ----------------------------------------------------------------------------------------------
                                  May 25, 1997                    May 26, 1996                    May 28, 1995
                          ------------------------------ ------------------------------- -------------------------------
                                             Weighted                        Weighted                      Weighted
                                             Average                         Average                        Average
                            Number           Exercise         Number         Exercise       Number of      Exercise
                           of Shares           Price        of Shares          Price         Shares          Price
                          ------------    -------------    ------------    ------------   ------------   ------------

Outstanding,
  beginning of year         1,521,870           $8.829        1,522,703         $7.553       1,418,153          $6.019

Granted                       358,060           11.001          218,500         14.795         326,896          12.297

Exercised                    (130,416)           5.227         (213,508)         5.873        (215,390)          4.637

Forfeited                     (94,634)          10.193           (5,825)         7.304          (6,956)          8.138
                          ------------                       ----------                         -------

Outstanding,
  end of year               1,654,880            9.505        1,521,870          8.829       1,522,703           7.553
                            =========                         =========                      =========

Exercisable,
  end of year                 853,266           $7.999          676,497         $6.818         611,712          $5.478
                           ==========                           =======                        =======



                                                                      May 25, 1997
                    ------------------------------------------------------------------------------------------------
                                              Options Outstanding                         Options Exercisable
                    ---------------------------------------------------    -----------------------------------------
                                        Weighted           Weighted                              Weighted
                                         Average           Average                                Average
Range of Option         Number          Exercise          Remaining           Number             Exercise
Exercise Price       Outstanding          Price        Contractual Life     Exercisable            Price
---------------      -----------        --------      ----------------     -----------          ------------
$3.330 to $9.565       694,844           $5.266          4.2 years           527,226               $5.092

$9.865 to $20.545      960,036           12.573          6.4 years           326,040               12.698
                     ---------                                               -------
                     1,654,880            9.505          5.5 years           853,266                7.999
                     =========                                               =======

The Company uses the intrinsic value based method of accounting for stock-based compensation, under which compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Since the exercise price of stock options granted under the 1981 and 1990 Stock Option Plans is not less than the market price of the underlying stock on the date of grant, no compensation cost has been recognized for such grants.

The following pro forma net income and earnings per share information has been determined as if the Company had accounted for stock-based compensation awarded under the 1981 and 1990 Stock Option Plans using the fair value based method. Under the fair value method, the estimated fair value of awards would be charged against income ratably by installments over the vesting period. The pro forma effect on net income for fiscal years 1997 and 1996 is not representative of the pro forma effect on net income in future years because, as required by SFAS 123, "Accounting for Stock Based Compensation", no consideration has been given to awards granted prior to fiscal 1996.

(Dollars in thousands, except Per Share Amounts)

                                                May 25, 1997                             May 26, 1996
                                    -------------------------------------    --------------------------------------
                                          As Reported          Pro Forma           As Reported           Pro Forma
                                          -----------          ---------           -----------           ---------
Net income                                     $2,615             $1,886                $4,427              $4,311
Earnings per primary share                        .21                .15                   .35                 .34


The weighted average fair value of options granted under the 1981 and 1990 Stock Option Plans during fiscal years 1997 and 1996 were $10.234 and $6.681, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes Model with the following weighted average assumptions. The risk-free interest rates for fiscal years 1997 and 1996 were 6.3% and 6.6%, respectively. The expected volatility of the market price of the Company's Common Stock for fiscal years 1997 and 1996 grants was 58.4% and 56.8%, respectively. The expected average term of the granted options for fiscal years 1997 and 1996 was 6.4 years and 6.2 years, respectively. There was no expected dividend yield for the options granted for fiscal years 1997 and 1996.

Following are the shares of Common Stock reserved for issuance and the related exercise prices for the outstanding stock options, convertible subordinated debentures and contingent shares issuable under the purchase agreement for Medical Advances, Inc., (see Note B) at May 25, 1997:

                                                                         Number                 Exercise Price
                                                                         of Shares                Per Share
                                                                         ---------              --------------
1981 Stock Option Plan                                                     59,767            $3.330  to  4.697
1990 Stock Option Plan                                                  1,595,113             $4.185 to 20.545
Convertible subordinated debentures                                     1,485,498                      $14.557
Contingent Shares under Medical Advances, Inc.
  purchase agreement                                                       99,782
                                                                        ---------
Shares reserved for issuance                                            3,240,160
                                                                        =========


In June 1997, the Company, as part of a long-term strategic alliance, entered into a Warrant Agreement with a distributor under which the distributor could purchase up to 1,200,000 shares of Common Stock. The distributor paid $120,000 for the rights to the warrants and an initial warrant (which expires on November 16, 1998) to purchase 500,000 shares at $12.50 per share was issued. Future warrants are conditioned on the distributor meeting specified performance levels and would be issued at market prices at that time. In connection with the initial warrant, the Company will incur a non-cash charge of approximately $600,000 in fiscal 1998 to be recorded as marketing expenses.

NOTE F - RETIREMENT PLANS

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

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at May 25, 1997 and May 26, 1996:

(Dollars in Thousands)                                                                        1997            1996
                                                                                              ----            ----
Actuarial present value of benefit obligation: Accumulated benefit obligation, including vested benefits of $4,949 and $3,911 as of May 25, 1997 and May 26,
  1996, respectively                                                                      $ (5,125)       $ (4,039)
                                                                                          ========        =========

Projected benefit obligation for service rendered to date                                 $ (7,065)       $ (5,937)
Plan assets (consisting of common stock, US Government and
  corporate debt obligations and money funds), at fair value                                 7,114           5,794
                                                                                         --------         ---------
Plan assets in excess of (less than) projected benefit obligation                               49            (143)
Unrecognized net gain from past experience different
  from that assumed and effects of changes in assumptions                                     (506)           (241)
Prior service cost not yet recognized in net periodic pension cost                              73              82
Unrecognized net transition obligation                                                          34              39
                                                                                        ----------       ----------
Accrued pension cost included in salaries, wages and related items                       $    (350)      $    (263)
                                                                                         ==========      ==========



Net pension cost includes the following components:
                                                                                    Fiscal Year Ended
                                                                   -------------------------------------------------
                                                                          May 25,         May 26,           May 28,
  (Dollars in Thousands)                                                    1997            1996              1995
                                                                          --------         ------            ------
  Service cost - benefits earned during the period                         $ 495           $ 468             $ 447
  Interest cost on projected benefit obligation                              453             410               353
  Actual return on plan assets                                              (474)           (398)             (528)
  Net amortization and deferral                                               15              15               219
                                                                           ------          -------           ------
  Net pension cost                                                         $ 489           $ 495             $ 491
                                                                           =====           =======           ======

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% in the fiscal year ended May 25, 1997 and 8.0% in each of the fiscal years ended May 26, 1996 and May 28, 1995. The rate of increase in future compensation levels used in determining the aforementioned obligation was 4.5% in the fiscal year ended May 25, 1997 and 6.0% in each of the fiscal years ended May 26, 1996 and May 28, 1995. The expected long-term rate of return on plan assets in the fiscal years ended May 25, 1997, May 26, 1996 and May 28, 1995, was 8.0%.

The Company also maintains an employee savings plan, covering substantially all employees, under Section 401(k) of the Internal Revenue Code. Under this plan, the Company matches a portion of employees' contributions. Expenses under the plan during the fiscal years ended May 25, 1997, May 26, 1996 and May 28, 1995 aggregated $277,000, $249,000 and $232,000, respectively.

The Company maintains supplemental retirement and disability plans for certain of its executive officers. These plans utilize life insurance contracts for funding purposes. Expenses under these plans were $22,000, $37,000 and $35,000 for the fiscal years ended May 25, 1997, May 26, 1996, and May 28, 1995, respectively.

During fiscal 1997, in connection with the acquisition of MAI (see Note B), the Company has recorded $75,000 of deferred tax assets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. The Company had Federal taxable income of approximately $3,700,000 in fiscal 1997, $5,600,000 in fiscal 1996, and $4,500,000 in fiscal 1995. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The reasons for the differences between the provision for income taxes and the amount of income tax determined by applying the applicable statutory Federal tax rate to income before income taxes are as follows:

(Dollars in Thousands)                                                  Fiscal Year Ended
                                                       --------------------------------------------------------
                                                       May 25, 1997           May 26, 1996        May 28, 1995
                                                       -------------         -------------        -------------

Pre-tax income at statutory tax rate (34%)                $1,372              $2,340                 $2,214
State taxes, net of Federal benefit                          200                 259                    317
Benefit of Foreign Sales Corporation                        (186)               (172)                  (113)
Amortization of intangibles                                  110                  42                     42
Loss on equity investment                                    151
Benefit of tax credits                                      (257)
Other                                                         30                 (14)                    45
                                                          -------            --------                ------
Provision for income taxes                                $1,420              $2,455                 $2,505
                                                          =======             ======                 ======

The Company paid income taxes, net of cash refunds received, of $1,347,000, $1,153,000, and $1,118,000 during the years ended May 25, 1997, May 26, 1996, and May 28, 1995, respectively.

NOTE G - INCOME TAXES

The components of the provision for income taxes are as follows:

(Dollars in Thousands)                                                   Fiscal Year Ended
                                                    --------------------------------------------------------------
                                                      May 25, 1997         May 26, 1996              May 28, 1995
                                                    ---------------     ----------------            --------------
Current
  Federal                                            $ 1,513                 $ 2,356                    $ 1,932
  State                                                  280                     448                        481
  Foreign                                                216                     184                         74
                                                     -------                 -------                    -------
                                                       2,009                   2,988                      2,487
Deferred
  Federal                                               (527)                   (477)                        16
  State                                                  (62)                    (56)                         2
                                                     -------                 -------                    -------
                                                        (589)                   (533)                        18
                                                     -------                 -------                    -------

Provision for income taxes                           $ 1,420                 $ 2,455                    $ 2,505
                                                     =======                 =======                    =======

Significant components of the net current and non-current deferred tax assets, which are included in "Prepaid Expenses and Other" and "Other Assets", respectively, in the Consolidated Balance Sheets, are as follows:


(Dollars in Thousands)
                                             May 25, 1997      May 26, 1996
                                             ------------      ------------

Current
  Inventory reserves                          $ 2,056            $ 1,043
  Non-deductible accruals                         576                392
  Product warranty reserve                        388                489
  Other                                           (50)              (307)
  Less:  Valuation allowance                     (517)              (517)
                                              -------            -------
    Total current                               2,453              1,100
                                              -------            -------
Non-Current
  Depreciation                                   (294)               (44)
  Foreign subsidiaries                            317                317
  Equity in net loss of unconsolidated
    affiliate                                     353                284
  Other                                            41                549
  Less:  Valuation allowance                     (317)              (317)
                                              -------            -------
    Total non-current                             100                789
                                              -------            -------

      TOTAL                                   $ 2,553            $ 1,889
                                              =======            =======

There was no change in the valuation allowance during fiscal 1996.

The preceding table does not include the deferred tax liability of $345,000 and $1,564,000 at May 25, 1997 and May 26, 1996, respectively, associated with the unrealized gain on the available for sale securities discussed in Note C.

NOTE H - PER SHARE INFORMATION

Income per share amounts are based on the weighted average number of common shares outstanding during the year plus common stock equivalents as shown below:


                                                                           Fiscal Year Ended
                                                   ------------------------------------------------------------------
Primary                                                  May 25, 1997           May 26, 1996             May 28,1995
-------                                            -------------------    -------------------    --------------------

   Weighted average shares
         outstanding                                     12,083,335             11,741,860              11,263,976
   Common stock equivalents                                 459,741                826,627                 689,200
                                                        ===========            ===========             ===========
   TOTAL                                                 12,543,076             12,568,487              11,953,176
                                                        ===========            ===========             ===========

Fully Diluted

   Weighted average shares
         outstanding                                     12,083,335             11,741,860              11,263,976
   Common stock equivalents                                 459,741                826,627                 710,132
                                                        ===========            ===========             ===========
   TOTAL                                                 12,543,076             12,568,487              11,974,108
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

The Company declared a 2% stock dividend on July 22, 1997 to be distributed to shareholders on September 16, 1997. The Company distributed a 2% stock dividend and a 3% stock dividend to shareholders on August 22, 1996 and June 15, 1995, respectively. The distributions have been made from the Company's authorized but unissued shares. All data with respect to earnings per share, weighted average shares outstanding and common stock equivalents have been adjusted to reflect these stock dividends.

NOTE I - LEASE COMMITMENTS

The Company leases certain manufacturing facilities and equipment under operating lease agreements expiring at various dates through September, 2001. Certain of the leases provide for renewal options. Total rent expense was $331,000 for the year ended May 25, 1997, $266,000 for the year ended May 26, 1996, and $302,000 for the year ended May 28, 1995.

Future minimum rental commitments, excluding renewal options, under the noncancellable leases covering certain manufacturing facilities and equipment through the term of the lease are as follows:

         Fiscal Year

         1998                       $288,000
         1999                        244,000
         2000                        203,000
         2001                        131,000
         2002                         44,000
                                  ----------
         Total                      $910,000
                                    ========

NOTE J - INFORMATION BY INDUSTRY SEGMENT

Net sales by business segment represent sales to unaffiliated customers. No significant transfers between segments have occurred. Income (loss) from operations represents net sales less operating expenses.

Identifiable assets are those used specifically in each segment's operations.

Income of foreign subsidiaries, primarily in the Refrigeration Products segment, amounted to $565,000, $171,000, and $66,000 in fiscal 1997, 1996 and 1995, respectively.

The Company's segment information is as follows:


(Dollars in Thousands)                                            Fiscal Year Ended
                             -------------------------------------------------------------------------------------------------
                                                May 25, 1997                                        May 26, 1996
                             --------------------------------------------        ---------------------------------------------
                               Magnetic         Refrigeration                     Magnetic        Refrigeration
                               Products           Products          Total         Products          Products            Total
                               --------         -------------     -------        ----------       -------------        -------
Net sales:
 Magnet systems               $48,675                             $48,675          $45,562                             $45,562
 Superconductive wire          10,698                              10,698           19,822                              19,822
 Refrigeration products                         $27,679            27,679                            $23,083            23,083
                             ---------          -------           -------          -------           -------           -------
   Total                       59,373            27,679            87,052           65,384            23,083            88,467

Income (loss) from
  operations                    1,236             2,107             3,343            5,200              (498)            4,702

Net income (loss)               1,074             1,541             2,615            3,998               429             4,427

Identifiable assets            94,919            21,070           115,989           94,139            18,258           112,397

Depreciation and
 amortization expense           3,441               523             3,964            2,736               429             3,165

Additions to property,
 plant and equipment            4,564               882             5,446            3,623               456             4,079



                                RESTUBBED TABLE



(Dollars in Thousands)                         Fiscal Year Ended
                            --------------------------------------------------
                                                  May 28, 1995
                            --------------------------------------------------
                               Magnetic         Refrigeration
                               Products           Products            Total
                            -------------      --------------       ----------
Net sales:
 Magnet systems                  $48,581                              $48,581
 Superconductive wire             19,790                               19,790
 Refrigeration products                            $15,506             15,506
                                 -------           -------            -------
   Total                          68,371            15,506             83,877

Income (loss) from
  operations                       7,242               181              7,423

Net income (loss)                  4,306              (299)             4,007

Identifiable assets               91,255            12,451            103,706

Depreciation and
 amortization expense              2,854               416              3,270

Additions to property,
 plant and equipment               3,532               403              3,935


 NOTE K - PRINCIPAL CUSTOMERS AND EXPORT SALES

Sales to significant customers, substantially all of which were sales by the Magnetic Products segment, during the last three fiscal years are as follows:

(Dollars in Thousands)

                            1997                            1996                            1995
                -----------------------------    ----------------------------    ----------------------------
                                      % of                            % of                            % of
                     Sales           Sales            Sales          Sales            Sales          Sales
                -------------     -----------    -------------    -----------    -------------     ----------

Customer A           $43,548           50.0%         $38,971          44.1%         $43,868           52.3%
Customer B             7,378            8.5%          15,634          17.7%          17,708           21.1%
                     =======           ====          =======          ====          =======           ====
Total                $50,926           58.5%         $54,605          61.8%         $61,576           73.4%
                     =======           ====          =======          ====          =======           ====

The Company's net export sales for the fiscal years ended May 25, 1997, May 26, 1996, and May 28, 1995 totaled $53,137,000, $46,543,000 and $51,600,000, respectively, substantially all of which were to European customers.

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Available for sale securities and other investments: The fair value of the Ultralife investment is estimated from market prices (see Note C). The fair value of the SMIS investment is not readily determinable as the company is privately held.

The carrying value of long term-debt including current portion, was approximately $29,400,000 and $31,600,000 at May 25, 1997 and May 26, 1996,
respectively, while the estimated fair
value was $28,200,000 and $30,500,000, respectively, based upon interest rates available to the Company for issuance of similar debt with similar terms and remaining maturities.

NOTE M - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for fiscal 1997 and 1996 are as follows:

(Dollars in Thousands, Except Share and Per Share Amounts)


                                                                                                Weighted Average
                                                                                                   Common and
                                                                                                     Common
                                              Gross            Net         Earnings Per            Equivalent
                             Net Sales       Profit          Income        Primary Share             Shares
                             ---------       ------          ------        -------------         ---------------

1997 Quarter Ended
  August 25, 1996         $   21,370         $6,429          $1,053           $ .08                12,679,734
  November 24, 1996           23,260          7,092             827             .07                12,478,940
  February 23, 1997           17,325          4,595              24             .00                12,385,118
  May 25, 1997                25,097          7,914             711             .06                12,791,524

1996 Quarter Ended
  August 27, 1995             20,725          5,802             723             .06                12,024,867
  November 26, 1995           21,745          5,239           1,127             .09                12,555,868
  February 25, 1996           20,022          5,010             725             .06                12,843,089
  May 26, 1996                25,975          6,228           1,852             .15                12,776,716

                                   2. Schedule

                       INTERMAGNETICS GENERAL CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in Thousands)

            COL. A                               COL. B                    COL. C                     COL. D               COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Additions
                                                                 -------------------------------
                                               Balance at        Charged to        Charged to
                                               Beginning         Costs and       Other Accounts-     Deductions-         Balance at
         DESCRIPTION                           of Period          Expenses          Describe           Describe        End of Period
------------------------------------------------------------------------------------------------------------------------------------

Year Ended May 25, 1997

Deducted from asset accounts:
  Allowance for doubtful accounts              $   169            $    92         $     2 (6)        $     1 (3)           $   302
                                                                                       40 (7)
  Reserve for inventory obsolescence             5,225              1,465               1 (6)             58 (5)             6,653
                                                                                       20 (7)

Included in liability accounts:
  Product warranty reserve                       1,100                724              29 (7)            942 (1)               911
  Contract adjustment reserve (4)                  234                 81                                 41 (2)               274
  Upgrade Reserve (4)                                0                  8              60 (7)              8 (8)                60

Year Ended May 26, 1996

Deducted from asset accounts:
  Allowance for doubtful accounts              $   145            $    30         $    (4)(6)        $     2 (3)           $   169
  Reserve for inventory obsolescence             4,404              1,208                                387 (5)             5,225
Included in liability accounts:
  Product warranty reserve                         822              1,159                                881 (1)             1,100
  Contract adjustment reserve (4)                  149                 85                                                      234

Year Ended May 28, 1995

Deducted from asset accounts:
  Allowance for doubtful accounts              $   100            $    59                            $    14 (3)           $   145
  Reserve for inventory obsolescence             4,073                663                                332 (5)             4,404
Included in liability accounts:
  Product warranty reserve                         562                776                                516 (1)               822
  Contract adjustment reserve (4)                  103                 46                                                      149

(1)  Cost of warranty performed.
(2)  Settlement of contracts adjustments.
(3)  Write-off uncollectible accounts.
(4) Classified in the Balance Sheet with other liabilities and accrued expenses.
(5)  Write-off or sale of obsolete inventory.
(6)  Foreign currency translation
(7)  Balance at date of acquisition of subsidiary
(8)  Cost of upgrade work performed

                                   3. Exhibits

                                  Exhibit Index


Page      Exhibit
----      -------

            21     Subsidiaries of Intermagnetics General Corporation

            23 Consent of KPMG Peat Marwick LLP with respect to the Registration Statements Numbers 2-80041, 2-94701, 33-2517, 33-12762, 33-12763, 33-38145, 33-44693,
                   33-50598, 33-55092, 33-72160 and 333-10553 on Form
                   S-8