Form 10-Q
period 1997-08-24
INTERMAGNETICS GENERAL CORP
filed 1997-10-08
CIK 351012

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended August 24, 1997

                                      or

[   ] Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ________  to ________

                        Commission file number 1-11344
                                               --------

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

Common Stock, $.10 par value - 12,715,073 as of October 6, 1997.

                      INTERMAGNETICS GENERAL CORPORATION

                                   CONTENTS


PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements:

         Consolidated Balance Sheets - August 24, 1997 and May 25, 1997..................................3

         Consolidated Statements of Income - Three Months Ended August 24, 1997
           and August 25, 1996...........................................................................5

         Consolidated Statements of Cash Flows - Three Months Ended August 24, 1997
         and August 25, 1996.............................................................................6

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

PART II - OTHER INFORMATION.............................................................................11

SIGNATURES..............................................................................................12

INTERMAGNETICS GENERAL CORPORATION

ITEM 1:  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)


ASSETS                                                               August 24, 1997         May 25, 1997
                                                                   --------------------    -----------------
                                                                       (Unaudited)
CURRENT ASSETS
  Cash and short-term investments                                  $    9,311                 $  12,667
  Trade accounts receivable, less allowance
    (August 24 - $309; May 25 - $302)                                  17,294                    16,899
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                   4,854                     3,543
  Inventories:
    Finished products                                                     962                       811
    Work in process                                                    15,313                    14,196
    Materials and supplies                                             11,779                    11,410
                                                                   ----------                 ---------
                                                                       28,054                    26,417
  Prepaid expenses and other                                            3,989                     3,272
                                                                   ----------                 ---------
    TOTAL CURRENT ASSETS                                               63,502                    62,798

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                 1,479                     1,479
  Buildings and improvements                                           16,425                    16,425
  Machinery and equipment                                              36,932                    36,181
  Leasehold improvements                                                   35                        35
                                                                   ----------                 ---------
                                                                       54,871                    54,120
  Less allowances for depreciation and amortization                    29,594                    28,616
                                                                   ----------                 ---------
                                                                       25,277                    25,504
  Equipment in process of construction                                  3,056                     3,048
                                                                   ----------                 ---------
                                                                       28,333                    28,552

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                         4,458                    3,112
  Other investments                                                     8,823                    8,932
  Excess of cost over net assets acquired, less accumulated
    amortization (August 24 - $332; May 25 -  $169)                     9,372                    9,538
  Other assets                                                          3,611                    3,057
                                                                   ----------                ---------

TOTAL ASSETS                                                         $118,099                $ 115,989
                                                                   ==========                =========

                                      3

INTERMAGNETICS GENERAL CORPORATION

(Dollars in Thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     August 24, 1997         May 25, 1997
                                                                  ---------------------    ----------------
                                                                       (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt                               $       262              $       259
  Accounts payable                                                      5,224                    6,441
  Salaries, wages and related items                                     2,705                    2,660
  Customer advances and deposits                                        1,073                      811
  Product warranty reserve                                                957                      911
  Accrued income taxes                                                  1,482                    1,453
  Other liabilities and accrued expenses                                1,293                      917
                                                                   ----------                ---------
  TOTAL CURRENT LIABILITIES                                            12,996                   13,452

LONG-TERM DEBT, less current portion                                   29,058                   29,105
DEFERRED INCOME TAXES, on unrealized gain on
   available for sale securities                                          829                      345

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 20,000,000 shares
    Issued and outstanding (including shares in treasury):
      August 24, 1997 - 12,702,051 shares
      May 25, 1997 - 12,642,508 shares                                  1,270                    1,264
  Additional paid-in capital                                           75,489                   74,378
  Retained earnings (deficit)                                          (1,182)                  (1,643)
  Unrealized gain on available for sale securities                      1,474                      613
  Foreign currency translation adjustments                                133                      (16)
                                                                   ----------                ---------
                                                                       77,184                   74,596
  Less cost of Common Stock in treasury
    (August 24, 1997 - 206,140 shares;
     May 25, 1997 - 163,700 shares)                                    (1,968)                  (1,509)
                                                                   ----------                ---------
                                                                       75,216                   73,087
                                                                   ----------                ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $118,099                 $115,989
                                                                   ==========                 ========

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)


                                                                       Three Months Ended
                                                            -----------------------------------------
                                                              Aug 24, 1997          Aug 25, 1996
                                                            ------------------    ------------------
Net sales                                                           $21,020               $21,370
Other revenue                                                           486                 1,085
                                                                    -------               -------
Total revenue                                                        21,506                22,455

Costs and expenses:
  Cost of products sold                                              13,135                14,941
  Product research and development                                    2,113                 1,563
  Marketing, general and administrative                               4,912                 3,699
  Interest and other expense                                            503                   544
  Equity in net loss of unconsolidated affiliate                         87                    10
                                                                    -------               -------
                                                                     20,750                20,757
                                                                    -------               -------

Income before income taxes                                              756                 1,698

Provision for income taxes                                              295                   645
                                                                    -------               -------

NET INCOME                                                        $     461              $  1,053
                                                                  =========              ========

NET INCOME PER SHARE (Primary and
  Fully Diluted)                                                      $0.04                 $0.08
                                                                  =========              ========


NOTE: Shares and earnings per share have been adjusted to reflect a 2% stock dividend distributed September 16, 1997.

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

                                                                             Three Months Ended
                                                                   ---------------------------------------
                                                                    Aug 24, 1997           Aug 25, 1996
                                                                   ----------------       ----------------
OPERATING ACTIVITIES
Net income                                                            $    461              $  1,053
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                        1,219                   908
    Cost of warrants issued                                                150
    Imputed interest on unsecured notes                                                           59
    Equity in net loss of unconsolidated affiliate                          87                    10
    Gain on sale of assets                                                                      (306)
    Change in operating assets and liabilities:
        Increase in accounts receivable and costs
          and estimated earnings in excess of billings
          on uncompleted contracts                                      (1,706)               (3,060)
      Increase in inventories and prepaid expenses and other            (1,904)               (2,633)
      Decrease in accounts payable and accrued
         expenses                                                         (459)               (1,452)
      Other                                                                150                   (46)
                                                                    ----------              --------
    NET CASH USED IN OPERATING ACTIVITIES                               (2,002)               (5,467)

INVESTING ACTIVITIES
Investment in unconsolidated affiliate                                    (609)
Purchases of property, plant and equipment                                (759)               (1,199)
Proceeds from sale of assets                                                                     725
                                                                    ----------              --------
    NET CASH USED IN INVESTING ACTIVITIES                               (1,368)                 (474)

FINANCING ACTIVITIES
Proceeds from sales of Common Stock                                        397                   274
Proceeds from sale of warrants                                             120
Purchase of Treasury Stock                                                (459)               (1,126)
Principal payments on long-term debt                                       (44)                  (41)
                                                                    ----------              --------
    NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                                               14                  (893)
                                                                    ----------              --------

    DECREASE IN CASH AND SHORT-TERM
    INVESTMENTS                                                         (3,356)               (6,834)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                                                   12,667                18,696
                                                                    ----------              --------

CASH AND SHORT-TERM INVESTMENTS AT END
  OF PERIOD                                                           $  9,311               $11,862
                                                                    ==========              ========

INTERMAGNETICS GENERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at August 24, 1997 and the results of operations and cash flows for the three-month periods ended August 24, 1997 and August 25, 1996. The results for the three months ended August 24, 1997 are not necessarily indicative of the results to be expected for the entire year. The Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended May 25, 1997, filed on Form 10-K on August 25, 1997.

NOTE B -

         Net income per share amounts are based on the weighted average number of common shares outstanding during the periods plus common stock equivalents as shown below:

                                                           Quarter Ended
                                                 ------------------------------
                                                  Aug 24, 1997   Aug 25, 1996
                                                  ------------   ------------
    Primary

    Weighted average shares outstanding            12,493,322      12,006,227
    Common stock equivalents                          405,015         673,507
                                                   ----------      ----------
       Total                                       12,898,337      12,679,734
                                                   ==========      ==========

    Fully Diluted

    Weighted average shares outstanding            12,493,322      12,006,227
    Common stock equivalents                          405,015         673,507
                                                   ----------      ----------
       Total                                       12,898,337      12,679,734
                                                   ==========      ==========

         Both primary and fully diluted shares include the dilutive effect (common stock equivalents) of outstanding stock options based on the treasury stock method using average market price for primary and closing market price (unless the average market price is higher) for fully diluted. Shares for the periods presented have been adjusted to reflect a 2% stock dividend distributed September 16, 1997 as described in Note D.


NOTE C -

         In June, 1997, the Company, as part of a long-term strategic alliance, entered into a Warrant Agreement with a distributor under which the distributor could purchase up to 1,200,000 shares of Common Stock. The distributor paid $120,000 for the rights to the warrants and an initial warrant (which expires on November 16, 1998) to purchase 500,000 shares at $12.50 per share was issued. Future warrants are conditioned on the distributor meeting specified performance levels and would be issued at market prices at that time. In connection with the initial warrant, the Company incurred a non-cash marketing charge of $600,000 which is being recognized in quarterly installments of $150,000 during fiscal 1998.


NOTE D -

         On July 22, 1997, the Company declared a 2% stock dividend which was distributed on all outstanding shares, except Treasury Stock, on September 16, 1997 for all shareholders of record on August 26, 1997. The financial statements have been adjusted retroactively to reflect this stock dividend in all numbers of shares, prices per share and earnings per share.

INTERMAGNETICS GENERAL CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         During the first quarter of fiscal 1998, revenues were 4.2% lower than the first quarter of fiscal 1997. Increased sales of Magnetic Products, including Medical Advances, Inc. ("MAI"), were more than offset by declines in sales of Refrigeration Products. Gross margin rates improved in spite of further reductions in selling prices due to the success of continuing cost reduction programs and a more favorable product mix, including MAI. Other revenue in fiscal 1997 included higher royalty income and a $299,000 sale of a low volume, defense-related product line which resulted in an after-tax gain of $186,000.

         In the first quarter of fiscal 1998 sales were higher in the Magnetic Products segment due to increased demand for MRI magnets and inclusion of MAI, despite much lower sales of superconducting materials for MRI. Sales were lower in the Refrigeration Products segment with declines in almost all cryogenic product lines due to reduced demand and lower than expected sales of FRIGC(R) refrigerants due to unseasonably cool temperatures and an apparently adequate, although diminishing, supply of R-12. Gross margins improved for Magnetic Products due to a better sales mix and continued cost reduction efforts. Gross margins for Refrigeration Products increased due to continuing cost reduction programs.

         Internal research and development expenses were 35.2% higher in the current quarter compared to the first quarter of fiscal 1997 as externally-funded programs declined by approximately 34%. Marketing, general and administrative expenses increased approximately 33% in the first quarter of fiscal 1998 compared to the same period in fiscal 1997 principally due to the inclusion of MAI and the creation of separate organizations to develop and market FRIGC refrigerants and IMiG-MRI systems.

         During the first quarter of fiscal 1998 the Company used net cash of $3,356,000, of which $2,002,000 was used to fund operating activities, principally increases in receivables and inventories, and $1,368,000 was used in investing activities for machinery and equipment and an additional investment of $609,000 in Surrey Medical Imaging Systems Limited.

         In June, 1997, the Company announced that, as part of a long-term strategic alliance, it entered into a Warrant Agreement with Sumitomo Corporation of America, the recently appointed distributor of FRIGC FR-12 in the Asia-Pacific market, under which Sumitomo could purchase up to 1,200,000 shares of Common Stock. Sumitomo paid $120,000 for the rights to the warrants. The Company issued an initial warrant (which expires on November 16, 1998) to purchase 500,000 shares at $12.50 per share. The issuance of future warrants depends on Sumitomo meeting specified performance levels. Additional warrants would be issued at market prices at the time the warrants were issued. In connection with the initial Warrant, the Company will incur non-cash, quarterly charges of $150,000 throughout fiscal 1998 to be recorded as marketing expenses.

         The Company's capital resource commitments as of September 28, 1997 consist principally of capital equipment commitments of approximately $1,130,000. The Company has an unsecured line of credit of $10,000,000 which expires in November, 1997, none of which was in use on September 28, 1997. The Company is negotiating a new line of credit. The Company believes that it will have sufficient working capital to meet its needs for the foreseeable future. However, pursuit of large scale applications in superconductivity and new refrigerants may require the Company to seek additional financing in future years.

PART II:  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None filed during the quarter ended August 24, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INTERMAGNETICS GENERAL CORPORATION



Dated:   October 6, 1997           By:      /s/Carl H. Rosner
                                            -----------------
                                            Carl H. Rosner
                                            Chairman and Chief Executive Officer



Dated:   October 6, 1997           By:      /s/Michael C. Zeigler
                                            ---------------------
                                            Michael C. Zeigler
                                            Senior Vice President, Finance