Form 10-Q
period 1997-11-23
INTERMAGNETICS GENERAL CORP
filed 1998-01-07
CIK 351012

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended November 23, 1997

                                      or

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




------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes x  No    .
                               ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.10 par value - 12,480,222 as of January 5, 1998.

                      INTERMAGNETICS GENERAL CORPORATION

                                   CONTENTS


PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements:

         Consolidated Balance Sheets - November 23, 1997 and May 25, 1997................................3

         Consolidated Statements of Income - Three Months and Six Months Ended November 23, 1997
           and November 24, 1996.........................................................................5

         Consolidated Statements of Cash Flows - Six Months Ended November 23, 1997
         and November 24, 1996...........................................................................6

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

PART II - OTHER INFORMATION.............................................................................11

SIGNATURES..............................................................................................12

INTERMAGNETICS GENERAL CORPORATION

ITEM 1:  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS                                                            Nov 23, 1997   May 25, 1997
                                                                  ------------   ------------
                                                                  (Unaudited)

CURRENT ASSETS
  Cash and short-term investments                                  $  9,347        $ 12,667
  Trade accounts receivable, less allowance
    (November 23 - $287; May 25 - $302)                              17,189          16,899
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                 4,781           3,543
  Inventories:
    Finished products                                                   837             811
    Work in process                                                  16,108          14,196
    Materials and supplies                                           11,608          11,410
                                                                   --------        --------
                                                                     28,553          26,417
  Prepaid expenses and other                                          3,922           3,272
                                                                   --------        --------
    TOTAL CURRENT ASSETS                                             63,792          62,798

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                               1,479           1,479
  Buildings and improvements                                         16,425          16,425
  Machinery and equipment                                            37,088          36,181
  Leasehold improvements                                                 35              35
                                                                   --------        --------
                                                                     55,027          54,120
  Less allowances for depreciation and amortization                  30,485          28,616
                                                                   --------        --------
                                                                     24,542          25,504
  Equipment in process of construction                                3,644           3,048
                                                                   --------        --------
                                                                     28,186          28,552

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                       4,238           3,112
  Other investments                                                   8,807           8,932
  Excess of cost over net assets acquired, less accumulated
  amortization   (November 23 -  $495; May 25 -  $169)                9,209           9,538
  Other assets                                                        4,161           3,057
                                                                   --------        --------

TOTAL ASSETS                                                       $118,393        $115,989
                                                                   ========        ========

INTERMAGNETICS GENERAL CORPORATION



CONSOLIDATED BALANCE SHEETS, Continued
(Dollars in Thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY                              Nov 23, 1997    May 25, 1997
                                                                  ------------    -----------
                                                                  (Unaudited)

CURRENT LIABILITIES
  Current portion of long-term debt                                $    265         $    259
  Accounts payable                                                    5,414            6,441
  Salaries, wages and related items                                   2,886            2,660
  Customer advances and deposits                                      1,029              811
  Product warranty reserve                                            1,001              911
  Accrued income taxes                                                1,662            1,453
  Other liabilities and accrued expenses                              1,132              917
                                                                   --------         --------
  TOTAL CURRENT LIABILITIES                                          13,389           13,452

LONG-TERM DEBT, less current portion                                 29,008           29,105
DEFERRED INCOME TAXES, on unrealized gain on
   available for sale securities                                        750              345

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      November 23, 1997 -  12,719,977 shares
      May 25, 1997 - 12,642,508 shares                                1,272            1,264
  Additional paid-in capital                                         75,622           74,378
  Retained earnings (deficit)                                          (590)          (1,643)
  Unrealized gain on available for sale securities, net               1,333              613
  Foreign currency translation adjustments                               17              (16)
                                                                   --------         --------
                                                                     77,654           74,596
  Less cost of Common Stock in treasury
    (November 23, 1997 -  252,783 shares;
     May 25, 1997 - 163,700 shares)                                  (2,408)          (1,509)
                                                                   --------         --------
                                                                     75,246           73,087
                                                                   --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $118,393         $115,989
                                                                   ========         ========

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

                                                     Three Months Ended                 Six Months Ended
                                               --------------------------------    -----------------------------
                                               Nov 23, 1997     Nov 24, 1996       Nov 23, 1997     Nov 24, 1996
                                               ------------     ------------       ------------     ------------

Net sales                                        $ 22,215           $ 23,260           $ 43,235          $ 44,630
Other revenue                                         479                488                965             1,573
                                                 --------           --------           --------          --------
Total revenue                                      22,694             23,748             44,200            46,203

Costs and expenses:
  Cost of products sold                            14,608             16,168             27,743            31,109
  Product research and development                  1,953              1,633              4,066             3,196
  Marketing, general and administrative             4,625              4,269              9,537             7,968
  Interest and other expense                          542                526              1,045             1,070
  Equity in net loss (income)
    of unconsolidated affiliate                        (4)               (87)                83               (77)
                                                 --------           --------           --------          --------
                                                   21,724             22,509             42,474            43,266
                                                 --------           --------           --------          --------

Income before income taxes                            970              1,239              1,726             2,937

Provision for income taxes                            378                412                673             1,057
                                                 --------           --------           --------          --------

NET INCOME                                       $    592           $    827           $  1,053          $  1,880
                                                 ========           ========           ========          ========

NET INCOME PER SHARE (Primary and
  Fully diluted)                                 $   0.05           $   0.07           $   0.08          $   0.15
                                                 ========           ========           ========          ========

NOTE: Shares and earnings per share have been adjusted to reflect a 2% stock dividend distributed September 16, 1997.

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

                                                                              Six Months Ended
                                                                      ---------------------------------------
                                                                        Nov 23, 1997          Nov 24, 1996
                                                                      -----------------      ----------------
OPERATING ACTIVITIES
Net income                                                                  $  1,053           $  1,880
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                              2,479              1,813
    Cost of warrants issued                                                      300
    Imputed interest on unsecured notes                                                             117
    Equity in net loss (income) of unconsolidated affiliate                       83                (77)
    Gain on sale of assets                                                       (91)              (306)
    Change in operating assets and liabilities:
       Increase in accounts receivable and costs
          and estimated earnings in excess of billings
          on uncompleted contracts                                            (1,528)              (748)
      Increase in inventories and prepaid expenses and other                  (2,486)              (928)
      Increase (decrease) in accounts payable and accrued expenses               158             (1,953)
      Other                                                                       44                  6
                                                                            --------           --------
    NET CASH PROVIDED (USED) BY OPERATING                                         12               (196)
    ACTIVITIES

INVESTING ACTIVITIES
Investment in unconsolidated affiliate                                        (1,219)
Purchases of property, plant and equipment                                    (1,631)            (2,632)
Proceeds from sale of assets                                                      93                725
Increase in other assets                                                                            (26)
                                                                            --------           --------
    NET CASH USED IN INVESTING ACTIVITIES                                     (2,757)            (1,933)

FINANCING ACTIVITIES
Proceeds from sales of Common Stock                                              504                431
Proceeds from sale of warrants                                                   120
Purchase of Treasury Stock                                                    (1,108)            (1,831)
Principal payments on long-term debt                                             (91)               (83)
                                                                            --------           --------
    NET CASH USED BY FINANCING ACTIVITIES                                       (575)            (1,483)
                                                                            --------           --------

    DECREASE IN CASH AND SHORT-TERM
    INVESTMENTS                                                               (3,320)            (3,612)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                                                         12,667             18,696
                                                                            --------           --------

CASH AND SHORT-TERM INVESTMENTS AT END
  OF PERIOD                                                                 $  9,347           $ 15,084
                                                                            ========           ========

INTERMAGNETICS GENERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at November 23, 1997 and the results of operations and cash flows for the six-month periods ended November 23, 1997 and November 24, 1996. The results for the three months and six months ended November 23, 1997 are not necessarily indicative of the results to be expected for the entire year. The Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended May 25, 1997, filed on Form 10-K on August 25, 1997.

NOTE B -

         Net income per share amounts are based on the weighted average number of common shares outstanding during the periods plus common stock equivalents as shown below:

                                                Three Months Ended                  Six Months Ended
                                                ------------------                  ----------------
                                           Nov 23, 1997     Nov 24, 1996      Nov 23, 1997     Nov 24, 1996
                                           ------------     ------------      ------------     ------------
Primary

Weighted average shares outstanding          12,503,573        11,929,648       12,498,447       11,967,938
Common stock equivalents                        308,175           549,292          333,158          609,953
                                             ----------        ----------       ----------       ----------
   Total                                     12,811,748        12,478,940       12,831,605       12,577,891
                                             ==========        ==========       ==========       ==========

Fully Diluted

Weighted average shares outstanding          12,503,573        11,929,648       12,498,447       11,967,938
Common stock equivalents                        308,175           549,292          333,158          609,953
                                             ----------        ----------       ----------       ----------
   Total                                     12,811,748        12,478,940       12,831,605       12,577,891
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


NOTE C -

         On November 24, 1997, the Company completed its acquisition of Polycold Systems International, Inc. of San Rafael, CA, a manufacturer of low-temperature refrigeration systems including water vapor cryopumps, cryocoolers, cold trap chillers and gas chillers. The agreement provides for a negotiated price of approximately $16,500,000, consisting of a promissory note of $6,820,000 and the balance in the Company's Preferred and Common Stock. This transaction will be accounted for as a purchase in the third quarter of fiscal 1998.


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

INTERMAGNETICS GENERAL CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company achieved higher gross margin rates in the first half and second quarter of fiscal 1998 compared to the periods in fiscal 1997, even though total sales were slightly lower. Other revenue was higher in the first half of fiscal 1997 due to higher royalty income and a $299,000 sale of a low volume defense-related product line which resulted in an after-tax gain of $186,000. Continued extension of product cost reduction programs and an improved sales mix together with the results of Medical Advances, Inc. ("MAI"), which was acquired in March 1997, enabled the Company to achieve improved gross margin rates despite continuing selling price decreases.

         During the first half and second quarter of fiscal 1998, sales of Magnetic Products were higher than in the same periods of fiscal 1997 principally due to a higher volume of magnet sales and sales by MAI, the total of which was somewhat offset by reduced demand for superconducting materials for MRI. Sales of Refrigeration Products were lower in the first half and second quarter of fiscal 1998 compared to the corresponding fiscal 1997 periods due to a somewhat lower demand for cryogenic products and substantially lower sales of refrigerants due to a relatively cool summer. As a percentage of net sales, gross margins were higher in the fiscal 1998 periods when compared to the previous year for Magnetic Products due to a better sales mix and effective cost reduction programs while gross margin rates for Refrigeration Products were about the same as fiscal 1997.

         Internal research and development expenses were 27.2% higher in the current half (which included MAI) compared to the first half of fiscal 1997, and externally-funded programs declined by approximately 20%. Marketing, general and administrative expenses increased approximately 20% in the first half of fiscal 1998 compared to the same period in fiscal 1997 principally due to the inclusion of MAI, an increased effort to develop and market FRIGC refrigerants, and higher marketing costs for APD Cryogenics.

         During the second quarter, the Company signed a Letter of Intent to acquire Polycold Systems International, Inc. ("Polycold") of San Rafael, CA, a manufacturer of low-temperature refrigeration systems including water vapor cryopumps, cryocoolers, cold trap chillers and gas chillers. The acquisition of Polycold was completed in the third quarter of fiscal 1998 for an aggregate consideration of approximately $16,500,000 consisting of a 90-day promissory note for $6,820,000, 276,050 shares of the Company's Common Stock and
                                      9
approximately 70,000 shares of Series A Preferred Stock, which is redeemable in cash or Common Stock at the option of the Company.

         During the first half of fiscal 1998 the Company used net cash of $3,320,000, of which $2,757,000 was used in investing activities, $1,631,000 for machinery and equipment and an additional investment of $1,219,000 in Surrey Medical Imaging Systems Limited and $575,000 in financing activities, principally for repurchases of the Company's Common Stock under the previously-announced stock buy-back program which is continuing.

         The Company's capital resource commitments as of December 28, 1997 consist principally of capital equipment commitments of approximately $1,100,000 and a short-term promissory note of approximately $6,820,000 due in February, 1998. The Company has an unsecured line of credit of $25,000,000 which expires in November, 2000, none of which was in use on December 28, 1997. The Company believes that it will have sufficient working capital to meet its needs for the foreseeable future. However, pursuit of large scale applications in superconductivity and new refrigerants or other business opportunities may require the Company to seek additional financing in future years.

INTERMAGNETICS GENERAL CORPORATION


PART II:  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


(a) The November 1997 Annual Meeting of Shareholders of the Company was held on November 11, 1997.

(c)(i) At the Annual Meeting, the Shareholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized to be issued by the Company from 20 million to 40 million. The vote was 10,272,680 FOR; 944,435 AGAINST; 88,555 ABSTAIN; and -0- BROKER NON-VOTES.

(c)(ii) At the Annual Meeting, the Shareholders of the Company elected to the Board of Directors all five nominees for director with the following vote:

                                                                      BROKER
DIRECTOR                         FOR           AGAINST     ABSTAIN  NON-VOTES

Joseph C. Abeles              10,797,693       456,528        --        --
James S. Hyde.                11,089,616       421,850        --        --
Thomas L. Kempner             10,828,767       425,454        --        --
Stuart A. Shikiar             10,830,171       424,050
Sheldon Weinig                10,830,986       423,235        --        --


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         On October 24, 1997 the Company filed a Form 8-K/A to provide additional financial information regarding the acquisition of Medical Advances, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INTERMAGNETICS GENERAL CORPORATION



Dated:   January 6, 1998           By: /s/Carl H. Rosner
                                       -----------------
                                           Carl H. Rosner, Chairman
                                           Chairman and Chief Executive Officer



Dated:   January 6, 1998           By: /s/Michael C. Zeigler
                                       ---------------------
                                            Michael C. Zeigler
                                            Senior Vice President, Finance