Form 10-K/A
period 1997-05-25
INTERMAGNETICS GENERAL CORP
filed 1998-01-21
CIK 351012

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

For the transition period from             to

                  Commission File Number 1-11344

                INTERMAGNETICS GENERAL CORPORATION
---------------------------------------------------------------------------

      (Exact name of registrant as specified in its charter.)

                 New York                                     14-1537454
----------------------------------------------            ------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                             Identification No.)

         450 Old Niskayuna Road,
             Latham, New York                                    12110
----------------------------------------------                ----------
  (Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code (518) 782-1122
                                                         ---------------

         Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered

Common Stock - $ .10 par value                  American Stock Exchange
--------------------------------            -------------------------------

         Securities registered pursuant to Section 12(g) of the Act:

                                     None
                            ----------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X       NO
                                     -----        ------

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

1.   Financial Statements

     *Reports of Independent Auditors

     *Consolidated Balance Sheets as of May 25, 1997 and May 26, 1996

     *Consolidated Statements of Income for the fiscal years ended May
      25, 1997, May 26, 1996 and May 28, 1995

     *Consolidated Statements of Shareholders' Equity for the fiscal years ended May 25, 1997, May 26, 1996 and May 28, 1995

     *Consolidated Statements of Cash Flows for the fiscal years ended
      May 25, 1997, May 26, 1996 and May 28, 1995

     *Notes to Consolidated Financial Statements

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

   + 10.3  1981 Stock Option Plan, as amended (2) (Exhibit 10.7)

   + 10.4  Supplemental Executive Benefit Agreement (1) (Exhibit 10.37)

     10.5 Agreement dated June 2, 1992 between Philips Medical Systems Nederlands B.V. and Intermagnetics General Corporation for sales of magnet systems (9) (Exhibit 10.6)

   # 10.6  Amendment No. 3 to the Agreement of June 2, 1992 between
           Philips Medical Systems Nederlands B.V. and Intermagnetics General Corporation for sales of magnet systems. (Portions of this Exhibit have been omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to an Application for Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

   + 10.7  Employment Agreement between Intermagnetics General
           Corporation and Carl H. Rosner (6)

     10.8 Share Purchase Agreement, dated January 23, 1992, by and between Ultralife Batteries, Inc. and Intermagnetics General Corporation
           (7) (Exhibit 10.1)

Subsidiaries of the registrant

     *21   Subsidiaries of the Company

           Consents of experts and counsel

     *23 Consent of KPMG Peat Marwick LLP with respect to the Registration Statements Numbers 2-80041, 2-94701, 33-2517, 33-12762, 33-12763,
           33-38145, 33-44693, 33-50598, 33-55092, 33-72160 and 333-10553 on
           Form S-8.

     (1) Exhibit incorporated herein by reference to the Registration Statement on Form S-2 (Registration No. 2-99408) filed by the Company on August 2, 1985.

     (2) Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1997.

     (3) Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 28, 1989.

     (4) Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 27, 1990.

     (5) Exhibit incorporated herein by reference to the Proxy Statement dated October 4, 1991 for the 1991 Annual Meeting of
           Shareholders.

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

     (9) Exhibit incorporated herein by reference to the Annual Report on Form 10-K/A2 for the fiscal year ended May 29, 1994. Portions of this Exhibit were omitted and filed separately with the Secretary of Securities and Exchange Commission pursuant to an Application for Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

* Filed with the Annual Report on Form l0-K for the fiscal year ended May 25, 1997.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K.

#    Filed herewith.

     The Company agrees to provide the SEC upon request with copies of certain long-term debt obligations which have been omitted pursuant to the applicable rules.

     The Company agrees to furnish supplementally a copy of omitted Schedules and Exhibits, if any, with respect to Exhibits listed above upon request.

     (b)  REPORTS ON FORM 8-K

     Current Report on Form 8-K, filed March 7, 1997, in connection with Corporate revenues and earnings through the Company's third quarter ended February 23, 1997, and information with respect to the agreement in principle for the acquisition, changes in the FRIGC refrigerant distributor terms with Pennzoil Products, Co., the supply of FRIGC refrigerant by AlliedSignal Inc., the extension of a major supply agreement for Magnet products with Philips Medical Systems.

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

                              INTERMAGNETICS GENERAL CORPORATION

Date:  January 21, 1998       By:  /s/ Michael C. Zeigler
                                   ---------------------------------
                                   Michael C. Zeigler
                                   Senior Vice President - Finance;
                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


 Name                               Capacity                          Date
------                             ----------                        ------


/s/ Michael C. Zeigler*         Chairman, President,
--------------------------      Chief Executive Officer
     Carl H. Rosner             (principal executive officer)
                                and Director


/s/ Michael C. Zeigler          Senior Vice President-
---------------------------     Finance; Chief Financial
    Michael C. Zeigler          Officer (principal financial
                                and accounting officer)


/s/ Michael C. Zeigler*         Director
---------------------------
     Joseph C. Abeles


/s/ Michael C. Zeigler*         Director
---------------------------
     John M. Albertine


/s/ Michael C. Zeigler*         Director
---------------------------
   Edward E. David, Jr.


/s/ Michael C. Zeigler*         Director
---------------------------
     Jack E. Goldman


/s/ Michael C. Zeigler*         Director
---------------------------
  Thomas L. Kempner


/s/ Michael C. Zeigler*         Director
---------------------------
     Stuart A. Shikiar


/s/ Michael C. Zeigler*         Director
---------------------------
      Sheldon Weinig


*By:  /s/ Michael C. Zeigler*                             January 21, 1998
      ---------------------------------------
          Michael C. Zeigler, Attorney-in-fact

                                  EXHIBIT INDEX

EXHIBIT NUMBER     DESCRIPTION                                      LOCATION

     10.6          Amendment No. 3 to the Agreement of June       Filed Herewith
                   2, 1992 between Philips Medical Systems
                   Nederlands B.V. and Intermagnetics General
                   Corporation for sales of magnet systems.
                   (Portions of this Exhibit have been omitted and have been filed separately with the Secretary of the Securities and Exchange
                   Commission pursuant to an Application for Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)