Form 10-Q
period 1998-02-22
INTERMAGNETICS GENERAL CORP
filed 1998-04-08
CIK 351012

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 22, 1998

                                      or

[   ]     Transition report pursuant to section 13 or
          15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                        Commission file number 1-11344
                                               ------

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

Common Stock, $.10 par value - 12,533,535 as of March 30, 1998.

                      INTERMAGNETICS GENERAL CORPORATION

                                   CONTENTS


PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements:

         Consolidated Balance Sheets - February 22, 1998 and May 25, 1997................................3

         Consolidated Statements of Income - Three Months and Nine Months Ended February 22, 1998
           and February 23, 1997.........................................................................5

         Consolidated Statements of Cash Flows - Nine Months Ended February 22, 1998
            and February 23, 1997........................................................................6

         Notes to Consolidated Financial Statements......................................................7

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................................................9

PART II - OTHER INFORMATION.............................................................................11

SIGNATURES..............................................................................................12

INTERMAGNETICS GENERAL CORPORATION

ITEM 1:  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS                                                                 Feb 22, 1998    May 25, 1997
                                                                       ------------    ------------
                                                                       (Unaudited)

CURRENT ASSETS
  Cash and short-term investments                                        $ 11,989        $ 12,667
  Trade accounts receivable, less allowance
    (February 22 - $287; May 25 - $302)                                    18,673          16,899
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                       4,691           3,543
  Inventories:
    Finished products                                                         975             811
    Work in process                                                        17,192          14,196
    Materials and supplies                                                 12,246          11,410
                                                                         --------        --------
                                                                           30,413          26,417
  Prepaid expenses and other                                                4,006           3,272
                                                                         --------        --------
    TOTAL CURRENT ASSETS                                                   69,772          62,798

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                     1,479           1,479
  Buildings and improvements                                               16,605          16,425
  Machinery and equipment                                                  38,241          36,181
  Leasehold improvements                                                      648              35
                                                                         --------        --------
                                                                           56,973          54,120
  Less allowances for depreciation and amortization                        31,392          28,616
                                                                         --------        --------
                                                                           25,581          25,504
  Equipment in process of construction                                      2,521           3,048
                                                                         --------        --------
                                                                           28,102          28,552

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                             4,557           3,112
  Other investments                                                         8,604           8,932
  Excess of cost over net assets acquired, less accumulated
  amortization   (February 22 -  $831; May 25 -  $169)                     19,298           9,538
  Other assets                                                              4,382           3,057
                                                                         --------        --------

TOTAL ASSETS                                                             $134,715        $115,989
                                                                         ========        ========

INTERMAGNETICS GENERAL CORPORATION



CONSOLIDATED BALANCE SHEETS, Continued
(Dollars in Thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY                                Feb 22, 1998           May 25, 1997
                                                                  -----------------      -----------------
                                                                     (Unaudited)

CURRENT LIABILITIES
  Current portion of long-term debt                                      $    269               $    259
  Note payable                                                              6,821
  Accounts payable                                                          5,398                  6,441
  Salaries, wages and related items                                         3,225                  2,660
  Customer advances and deposits                                            1,195                    811
  Product warranty reserve                                                  1,143                    911
  Accrued income taxes                                                      1,285                  1,453
  Other liabilities and accrued expenses                                    1,974                    917
                                                                   ----------------       ----------------
  TOTAL CURRENT LIABILITIES                                                21,310                 13,452

LONG-TERM DEBT, less current portion                                       28,882                 29,105
DEFERRED INCOME TAXES, on unrealized gain on
   available for sale securities                                              864                    345

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - 69,992 shares                                  6,999
Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      February 22, 1998 -  13,046,761 shares
      May 25, 1997 - 12,642,508 shares                                      1,305                  1,264
  Additional paid-in capital                                               78,440                 74,378
  Retained earnings (deficit)                                                 225                 (1,643)
  Unrealized gain on available for sale securities, net                     1,537                    613
  Foreign currency translation adjustments                                    (12)                   (16)
                                                                   ----------------       ----------------
                                                                           88,494                 74,596
  Less cost of Common Stock in treasury
    (February 22, 1998 -  553,698 shares;
     May 25, 1997 - 163,700 shares)                                        (4,835)                (1,509)
                                                                   ----------------       ----------------
                                                                           83,659                 73,087
                                                                   ----------------       ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $134,715               $115,989
                                                                   ================       ================

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

                                                      Three Months Ended                 Nine Months Ended
                                                --------------------------------  --------------------------------
                                                 Feb 22, 1998     Feb 23, 1997     Feb 22, 1998     Feb 23, 1997
                                                ---------------  ---------------  ---------------  ---------------

Net sales                                            $25,235          $17,325          $68,470          $61,955
Other revenue                                            507              838            1,472            2,411
                                                     -------          -------          -------          -------
Total revenue                                         25,742           18,163           69,942           64,366

Costs and expenses:
  Cost of products sold                               16,511           12,730           44,254           43,839
  Product research and development                     1,665            1,304            5,731            4,500
  Marketing, general and administrative                5,357            3,465           14,894           11,433
  Interest and other expense                             555              515            1,600            1,585
  Equity in net loss of
    unconsolidated affiliate                             317              111              400               34
                                                     -------          -------          -------          -------
                                                      24,405           18,125           66,879           61,391
                                                     -------          -------          -------          -------

Income before income taxes                             1,337               38            3,063            2,975

Provision for income taxes                               522               14            1,195            1,071
                                                     -------          -------          -------          -------

NET INCOME                                           $   815          $    24          $ 1,868          $ 1,904
                                                     =======          =======          =======          =======

Earnings per Common Share:

Basic                                                $  0.07          $  0.00          $  0.15          $  0.16
                                                     =======          =======          =======          =======

Diluted                                              $  0.06          $  0.00          $  0.14          $  0.15
                                                     =======          =======          =======          =======


NOTE: Shares and earnings per share have been adjusted to reflect a 2% stock dividend distributed September 16, 1997.

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

                                                                             Nine Months Ended
                                                                   ---------------------------------------
                                                                     Feb 22, 1998          Feb 23, 1997
                                                                   -----------------      ----------------
OPERATING ACTIVITIES
Net income                                                              $  1,868             $  1,904
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                          3,857                2,645
    Cost of warrants issued                                                  450
    Imputed interest on unsecured notes                                                           137
    Equity in net loss of unconsolidated affiliate                           400                   34
    Gain on sale of assets                                                   (91)
    Change in operating assets and liabilities:
       (Increase) decrease in accounts receivable and costs
          and estimated earnings in excess of billings
          on uncompleted contracts                                          (408)                2395
      Increase in inventories and prepaid expenses and other              (3,123)              (1,533)
      Decrease in accounts payable and accrued expenses                     (449)              (2,284)
      Other                                                                  (62)                 (29)
                                                                        --------             --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                              2,442                3,269

INVESTING ACTIVITIES
Cash acquired in acquisition                                               3,706
Investment in unconsolidated affiliate                                    (1,427)
Purchases of property, plant and equipment                                (2,059)              (3,559)
Proceeds from sale of assets                                                  93
Increase in other assets                                                                          (26)
                                                                        --------             --------
    NET CASH PROVIDED BY (USED IN) INVESTING                                 313               (3,585)
       ACTIVITIES

FINANCING ACTIVITIES
Proceeds from sales of Common Stock                                          621                  697
Proceeds from sale of warrants                                               120
Purchase of Treasury Stock                                                (3,962)              (2,034)
Principal payments on long-term debt                                        (212)              (2,371)
                                                                        --------             --------
    NET CASH USED BY FINANCING ACTIVITIES                                 (3,433)              (3,708)
                                                                        --------             --------

    DECREASE IN CASH AND SHORT-TERM
    INVESTMENTS                                                             (678)              (4,024)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                                                     12,667               18,696
                                                                        --------             --------

CASH AND SHORT-TERM INVESTMENTS AT END
  OF PERIOD                                                             $ 11,989             $ 14,672
                                                                        ========             ========

INTERMAGNETICS GENERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at February 22, 1998 and the results of operations and cash flows for the nine-month periods ended February 22, 1998 and February 23, 1997. The results for the three months and nine months ended February 22, 1998 are not necessarily indicative of the results to be expected for the entire year. The Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements for the year ended May 25, 1997, filed on Form 10-K on August 25, 1997.

NOTE B -

         During the quarter, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". The SFAS replaces the concept of "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. The impact of SFAS No. 128 was to increase basic earnings per share (as compared with primary) by $0.01 per share for the nine months ended February 23, 1997 and to decrease diluted earnings per share (as compared with fully diluted) for all periods except the nine months ended February 23, 1997. All other periods were unaffected.

         "Basic" earnings per common share amounts are based on the weighted average number of common shares outstanding during the periods. "Diluted" earnings per share are based on the weighted average shares outstanding during the period increased by dilutive potential common shares as shown below:

                             (Dollars in Thousands, Except Share and Per Share Amounts)
                                                Three Months Ended                          Nine Months Ended
                                     -----------------------------------------   ------------------------------------------
                                    Feb 22, 1998          Feb 23, 1997           Feb 22, 1998         Feb 23, 1997
                                     --------------------  -------------------   --------------------  --------------------
Income available to common
   stockholders                               $       815           $        24           $     1,868           $     1,904

Weighted average shares                        12,503,724            11,940,206            12,500,206            11,958,694

Plus incremental shares from
   assumed conversions:
     Convertible preferred stock     666,268                     0               222,116                     0
     Stock options                   243,647               444,914               309,954               578,533
                                     -------               -------               -------               -------
Dilutive potential common shares                  909,915               444,914               532,070               578,553
                                              -----------           -----------           -----------           -----------
Adjusted weighted average shares               13,413,639            12,385,119            13,032,276            12,537,247
                                              ===========           ===========           ===========           ===========
Earnings per Common Share:

Basic                                         $      0.07           $      0.00           $      0.15           $      0.16
                                              ===========           ===========           ===========           ===========
Diluted                                       $      0.06           $      0.00           $      0.14           $      0.15
                                              ===========           ===========           ===========           ===========

NOTE C -

         On November 24, 1997, the Company completed its acquisition of Polycold Systems International, Inc. of San Rafael, CA, a manufacturer of low-temperature refrigeration systems including water vapor cryopumps, cryocoolers, cold trap chillers and gas chillers. The consideration consisted of a promissory note for $6.82 million, approximately 276,050 shares of common stock, and approximately 70,000 shares of Series A Preferred Stock, par value $.10 per share. The Note bears interest at the compound rate of 5.75% per annum, and is payable, subject to certain obligations of the stockholders of Polycold as set forth in greater detail in the Agreement, ninety (90) days after issuance. The total value of the consideration received by the Stockholders of Polycold was approximately $16.5 million.

         The acquisition has been accounted for using the purchase method of accounting, and the results of operations of Polycold have been included in the consolidated financial statements since November 24, 1997, the date of acquisition. The excess of cost over net assets acquired of approximately $10,200,000 is being amortized on a straight-line basis over 15 years.

         The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Polycold as if the acquisition had occurred at the beginning of the fiscal year, with pro forma adjustments to give effect to amortization of the excess of cost over net assets acquired and interest income on short-term investments, together with related income tax effects.

(Dollars in Thousands, Except Per Share Amounts)


                                                  Nine Months Ended
                                           --------------------------------
                                            Feb 22, 1998     Feb 23, 1997
                                           ---------------  ---------------
Net revenue                                     $78,591          $75,277
Net income                                        2,814            2,022
Earnings per common share                          0.16             0.17
Diluted earnings per common share                  0.15             0.16


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

INTERMAGNETICS GENERAL CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The results of operations for the nine month and three month periods ended February 22, 1998 include the results of Medical Advances, Inc. ("MAI"), which was acquired in March 1997, and Polycold Systems International, Inc. ("Polycold"), which was acquired in December, 1997, as described below.

         During the third quarter and nine months of fiscal 1998 net sales were approximately 46% and 11% higher, respectively, than the same periods in fiscal 1997. Other revenue declined approximately 40% in both periods due to lower royalty and interest income. Also in the first quarter of fiscal 1997, the Company sold a low volume, defense-related product line, which resulted in an after-tax gain of $186,000. In both the third quarter and nine month periods gross margins, as a percentage of net sales, increased for Magnetic Products and decreased slightly for Refrigeration Products.

         During the third quarter and first nine months of fiscal 1998, sales of Magnetic Products were higher than in the same periods of fiscal 1997 due to the inclusion of MAI and increased demand for magnets. Sales of superconducting materials were lower in the nine month period but increased in the third quarter with increased demand from a major customer. Sales of Refrigeration Products were lower in the nine month period due to reduced demand for refrigerants and refrigeration equipment, but increased in the third quarter due to the inclusion of Polycold. Gross margins, as a percentage of net sales, increased for Magnetic Products in both periods, reflecting the ongoing cost reduction efforts in magnets and superconducting materials and the MAI acquisition. Gross margins for Refrigeration Products declined slightly due to an unfavorable sales mix in the fiscal 1998 periods.

         Internal research and development expenses were 27.4% higher in the nine month period of fiscal 1998 compared to the same period in fiscal 1997, due principally to the inclusion of MAI and Polycold, and externally-funded programs declined by approximately 21%. Marketing, general and administrative expenses increased 30.3% in the first nine months of fiscal 1998 compared to the same period in fiscal 1997, principally due to the addition of MAI and Polycold. The Company's tax rate increased to 39% from 37% in the prior year, largely due to the effects of non-deductible amortization of the excess of the purchase price over the fair market value of net assets acquired in the MAI and Polycold acquisitions.

         During the third quarter, the Company acquired Polycold Systems International, Inc. of San Rafael, CA, a manufacturer of low-temperature refrigeration systems including water vapor cryopumps, cryocoolers, cold trap chillers and gas chillers, for an aggregate consideration of approximately $16,500,000 consisting of a 90-day promissory note for $6,821,000, 276,050 shares of the Company's Common Stock and approximately 70,000 shares of Series A Preferred Stock, which is redeemable in cash or Common Stock at the option of the Company. The $10,175,000 excess of purchase price over the fair market value of net assets acquired is being amortized over 15 years. The Preferred Stock is redeemable in cash by the Company at any time at $100 per share. Also, the Company may convert some or all of the Preferred Stock into Common Stock at any time after December 11, 1998, but before December 1, 1999. If any of the Preferred Stock is not so converted by the Company, it shall automatically convert into Common Stock as of December 1, 1999. The conversion price per share is $100, subject to adjustment for stock dividends, and the price of the Stock will be calculated using the average closing price of the Common Stock for a defined ten-day trading period just prior to conversion.

         During the first nine months of fiscal 1998, the Company used net cash of $678,000. The $2,442,000 provided by operating activities and the $3,706,000 cash acquired in the Polycold acquisition, together with available cash, was used for financing activities, principally for repurchases of the Company's Common Stock under the previously-announced stock buy-back program, which is continuing, and other investing activities including $2,059,000 for machinery and equipment and an additional investment of $1,427,000 in Surrey Medical Imaging Systems Limited.

         The Company's capital resource commitments as of March 29, 1998 consist principally of capital equipment commitments of approximately $1,036,000. The Company has an unsecured line of credit of $25,000,000 which expires in November, 2000, none of which was in use on March 29, 1998. The Company believes that it will have sufficient working capital to meet its needs for the foreseeable future. However, pursuit of large scale applications in superconductivity and new refrigerants or other business opportunities may require the Company to seek additional financing in future years.

INTERMAGNETICS GENERAL CORPORATION


PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         On December 9, 1997 the Company filed a Form 8-K regarding the acquisition of Polycold Systems International, Inc. which was amended on February 9, 1998 on Form 8-K/A to provide Financial Statements of Business Acquired and Pro Forma Financial Information.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INTERMAGNETICS GENERAL CORPORATION



Dated:  April 7, 1998                 By: /s/Carl H. Rosner
                                          -----------------
                                            Carl H. Rosner
                                            Chairman and Chief Executive Officer



Dated:  April 7, 1998                 By: /s/Michael C. Zeigler
                                          ---------------------
                                            Michael C. Zeigler
                                            Senior Vice President, Finance