Form 10-K
period 1998-05-31
INTERMAGNETICS GENERAL CORP
filed 1998-08-28
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the fiscal year ended May 31, 1998
                                         ------------
                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

        For the transition period from ____________ to ___________

                         Commission File Number 1-11344
                                                -------
                       INTERMAGNETICS GENERAL CORPORATION
                ------------------------------------------------
             (Exact name of registrant as specified in its charter.)

           New York                                               14-1537454
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

        450 Old Niskayuna Road,
            Latham, New York                                       12110
 --------------------------------------                        -----------
(Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code (518) 782-1122
                                                           --------------
           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered

Common Stock - $.10 par value                      American Stock Exchange
--------------------------------       -----------------------------------


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

                               YES __X__ NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $82,420,000. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the American Stock Exchange on August 14, 1998. It assumes that all directors and officers of the registrant are affiliates. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares of the registrant's Common Stock outstanding, net of Treasury shares, as of August 14, 1998 was 12,263,456.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III hereof is incorporated by reference from the registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed within 120 days after the end of the registrant's fiscal year.

                                TABLE OF CONTENTS
PART I

ITEM 1. BUSINESS  DESCRIPTION................................................  1
                  MAGNETIC
                  PRODUCTS...................................................  1
                  REFRIGERATION
                  PRODUCTS...................................................  8
                  RESEARCH AND
                  DEVELOPMENT................................................ 12

                  INVESTMENTS................................................ 16

                  PERSONNEL.................................................. 17
                  EXECUTIVE OFFICERS OF THE
                  REGISTRANT................................................. 18

ITEM 2. PROPERTIES........................................................... 20

ITEM 3. LEGAL PROCEEDINGS.................................................... 20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................. 21

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.............................................................. 21

ITEM 6. SELECTED FINANCIAL DATA.............................................. 22

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS............................................ 23
                  RESULTS OF OPERATIONS...................................... 24
                  LIQUIDITY AND CAPITAL COMMITMENTS.......................... 26

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................... 27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE............................................. 28

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................. 28

ITEM 11. EXECUTIVE COMPENSATION.............................................. 28

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.......................................................... 28

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 28

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..... 29

                  (a)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS.......... 29
                  (b) REPORTS ON FORM 8-K.................................... 32

SIGNATURES................................................................... 33

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this report, and any other report filed by Intermagnetics General Corporation (the "Company") from time to time, which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other assumptions, risks, uncertainties and factors disclosed elsewhere in this report and the Company's other securities filings.


PART I


ITEM 1. BUSINESS DESCRIPTION


         The Company designs, develops, manufactures and sells products in two significant segments: Magnetic Products and Refrigeration Products. Magnetic Products consist primarily of low temperature superconducting ("LTS") magnets, wires and cable, and radio frequency ("RF") coils. These products are developed and sold through two corporate divisions -- the IGC Magnet Business Group ("IGC-MBG") and IGC Advanced Superconductors ("IGC-AS") -- and through IGC Medical Advances Inc. ("IGC-MAI"), a wholly-owned subsidiary. The Magnetic Products segment also includes low-cost, permanent magnet based MRI systems, other permanent magnet products and high temperature superconducting ("HTS") products developed and sold through IGC Technology Development ("IGC-TD"), a division that includes IGC Field Effects. Three wholly-owned subsidiaries make up the Company's Refrigeration Products segment. APD Cryogenics Inc. ("APD") and IGC Polycold Systems Inc. ("IGC Polycold") design, develop, manufacture and sell low and very low temperature refrigeration equipment. This segment also includes refrigerants for mobile and stationary applications, which are designed, developed and sold through the Company's wholly-owned subsidiary, InterCool Energy Corporation ("ICE").

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

         There are two broad classes of superconductive materials. Low temperature superconducting (LTS) materials are metals and alloys that become superconductive when cooled to temperatures near absolute zero (4.2 Kelvin or minus 452 F). Because of their superior ductile characteristics, LTS materials are generally used in the form of flexible wire or tape ("Wire/Tape"). HTS materials are composed of ceramic-like compounds that become superconductive when cooled to temperatures close to that of liquid nitrogen (77 Kelvin or minus 321 F). Although HTS materials are not yet economically viable in existing superconducting applications, the Company is working to develop practical materials suitable for various applications of HTS technology. See "Research and Development - New Products" below.

         The single largest existing commercial application for superconductivity is the magnetic resonance imaging ("MRI") medical diagnostic system ("MRI System"). MRI Systems are used in hospitals and clinics for non-invasive, diagnostic imaging of organs within a patient's body. At the core of an MRI System is a large, highly engineered magnet system. The magnet system can be based upon a conventional resistive electro-magnet, a permanent magnet or a more sophisticated superconductive magnet. Superconductive magnets offer far more powerful, high-quality magnetic fields with virtually no power loss. Higher magnetic field strengths correlate with improved "signal-to-noise" ratios which can in turn lead to higher quality images in shorter acquisition times. The annual commercial market for MRI Systems is estimated at approximately $2 billion worldwide. The MRI industry is increasingly dominated by a small number of systems integrators worldwide who sell MRI Systems to end-users. The General Electric Company ("GE"), Siemens Corporation, Philips Medical Systems Nederlands B.V. ("Philips"), Hitachi Medical Corporation ("Hitachi"), Toshiba Corp., Picker International Ltd., Elscint, Ltd. and Shimadzu Corporation are the major MRI System integrators. The Company is a supplier of key components to several of the MRI Systems integrators. See "Principal Products" below.

         Other existing applications for superconductivity include nuclear magnetic resonance ("NMR") spectroscopy (used in biological and chemical research and testing of the composition and structure of non-ferrous materials) and other scientific, defense and research applications. See "Principal Products Other Superconductive Magnet Systems" below. Emerging areas for application of LTS and/or HTS Wire/Tape include superconductive magnetic energy storage ("SMES") systems, fault current limiters, transformers and other electric power equipment. See "Research and Development - New Product Development: SMES" below, and "Research and Development - New Product Development: HTS" below.

         Although these potential newer applications for superconductivity would incorporate technology currently in use or in development by the Company, there can be no assurances that commercially usable applications will emerge in the future, or that the Company will be able to participate in them successfully.

About MRI Radio Frequency (RF) Coils Generally

         An RF Coil is a necessary component of an MRI System. An RF coil is placed inside the bore of the magnet of an MRI System, or more generally placed onto a human patient. The RF coil acts as an antenna to receive, or transmit and receive, radio frequency signals from the human body as it lies inside the strong magnetic field of the MRI System. These radio frequency signals are transferred electronically to the MRI System computer where they are reconstructed into a clinically useful diagnostic image.

         Specialized RF coils - those dedicated to imaging particular parts of the human anatomy, such as the knee, neck, wrist, foot, etc. - increase the number of diagnostic applications for which an MRI System can be used. The increased number of applications increases the potential utilization rate of a given MRI System, which typically helps to justify economically the acquisition of that system. Specialized RF coils also enhance the diagnostic confidence obtained from the images produced by an MRI System. That is, an RF coil designed to image a specific part of the human body will yield a sharper, more detailed image that is typically more clinically useful than a similar image produced with a multi-purpose RF coil. Consequently, each MRI System could benefit from multiple RF coils. The Company estimates that each MRI System could benefit from an array of six to nine separate specialized RF coils.

         An RF coil must work very closely with the MRI system in which it is used. Consequently, RF coils are designed for a specific manufacturer's system configuration and its related characteristics. Hence, RF coils may not easily be moved between MRI Systems manufactured by different companies, from one field strength magnet to another, or even among different models manufactured by a single company. The unique characteristics of each MRI System mean that RF Coils must be engineered and manufactured to meet the needs of a particular model of an MRI System. Consequently, the market opportunity for any particular RF coil model usually is limited to the specific system for which it is designed and built.


Principal Products

         Within its Magnetic Products segment, the Company produces the following:

o Superconductive MRI Magnet Systems. Through IGC-MBG, the Company manufactures and sells superconductive MRI magnet systems to MRI Systems integrators for use in stationary and mobile MRI Systems. During fiscal years 1998, 1997 and 1996, MRI magnet systems accounted for 43%, 43% and 41%, respectively, of the Company's net sales. The Company's latest generation of superconductive MRI magnet systems consists of three types of systems with field strengths of 0.5, 1.0 and 1.5 Tesla.

     The Company's magnets for MRI Systems are made with wire from its division, IGC-AS, and fitted with cryogenic refrigerators supplied by its subsidiary, APD. In fact, the Company is the only vertically integrated manufacturer of superconductive MRI magnet systems, which the Company believes is an important source of competitive strength.

o Superconductive Wire. Through IGC-AS, the Company manufactures and sells the two principal LTS materials that are commercially available for the construction of superconductive magnets: niobium-titanium ("Nb-Ti") wire, and niobium-tin ("Nb3Sn") wire. In contrast to the relatively large market for Nb-Ti wire, Nb3Sn multi-filamentary wire, which has been under development for many years, is sold only in limited quantities. This is because Nb-Ti is more cost effective for MRI magnet systems, which is the leading market for superconductive wire. During fiscal years 1998, 1997 and 1996, sales of superconductive wire accounted for 12%, 12% and 22%, respectively, of the Company's net sales.

o Other Superconductive Magnet Systems. Through IGC-MBG, the Company also designs and builds superconductive magnet systems for various scientific and defense applications. These special purpose superconductive magnet systems are often one of a kind, custom built systems. For example, the Company manufactured a portion of a 45 Tesla Hybrid Magnet for the National High Magnetic Field Laboratory at Florida State University ("NHMFL"). The Company also has designed and built a SMES System. See "Research and Development - New Product Development: SMES" below. In addition, the Company is working with NHMFL regarding the design and manufacture of a technology-leading superconductive magnet for NMR for application at 900 MHz.

o RF Coils for MRI Systems. Since March, 1997, when the Company acquired IGC-MAI, the Company manufactures and sells RF coils for use in MRI Systems. The Company's current products include ten (10) anatomical applications with over forty five (45) product groups available in magnetic field strengths from 0.35T to 2.0T, for a total of more than 150 products. Typical RF coils have a selling price between $5,000 and $30,000, although some custom or high end coils may sell for substantially more. RF Coils accounted for 11% of the Company's sales in fiscal year 1998. Because the Company acquired IGC-MAI in March, 1997, RF coils accounted for substantially less than 5% of sales in fiscal year 1997, and no sales in fiscal year 1996.

o Permanent Magnet Products. Through IGC Field Effects, a part of IGC-TD, the Company develops, manufactures and sells permanent magnet systems for use in low field-strength MRI Systems. In connection with the Company's strategic alliance with the UK-based firm of Surrey Medical Imaging Systems

     Limited ("SMIS") (see "Investments - Surrey Medical Imaging Systems" below), IGC Field Effects has combined its MRI permanent magnet and system components with SMIS' products to create a complete permanent magnet-based MRI System. Under a distribution agreement entered into in fiscal year 1998, this product is marketed by Trex Medical Corporation, an internationally recognized manufacturer and distributor of X-ray and other diagnostic equipment. See "Research And Development - New Product
     Development: Low-cost, Permanent Magnet-Based MRI Systems" below.

     The potentially lower capital and operating costs of permanent magnet MRI Systems may enable many smaller community hospitals and hospitals located in developing countries to provide MRI diagnostic services to their patients. The imaging quality of such systems is adequate for many diagnostic purposes, but it may not, under current technology, be comparable to images obtained with higher field-strength superconductive systems. The Company's sales of such magnet systems to date have not been significant and there can be no assurances this product will gain wide-spread market acceptance.


Marketing

         The Company markets its magnetic products and technology through its own personnel, and, in addition, licenses the manufacture and marketing of superconductive MRI magnet systems for certain customers to its European joint venture. See "European Joint Venture" below. The Company also has a wholly-owned European marketing and service subsidiary located in England, as well as a foreign sales corporation located in Barbados. The Company markets its RF coils through a direct sales force to domestic end-users, such as hospitals, clinics and research facilities, and to MRI System integrators. The Company also markets its RF coils internationally to end-users through a distributor network.

         Export Sales. Products sold to foreign-based companies, such as Philips, a Dutch company, Elscint, an Israeli Company or Hitachi, a Japanese company, were accounted for as export sales even if some of the products sold were installed in the US. On that basis, the Company's net export sales (including the Refrigeration Products segment) for fiscal years 1998, 1997 and 1996 totaled $57.3, $53.1 and $46.5 million, respectively, most of which were to European customers.

         Principal Customers. A significant portion of the Company's sales are through its Magnetic Products segment, and most of those sales consist of MRI related products - superconductive MRI magnet systems, superconductive wire for use in such systems or RF coils for use in such systems. During the past three fiscal years, sales to customers accounting for more than 10% of the Company's net sales in such years aggregated approximately 55% of net sales in fiscal 1998, 50% of net sales in fiscal 1997 and 62% of net sales in fiscal 1996. See Notes J and K of Notes to Consolidated Financial Statements, included in response to Item 8 hereto.

         A substantial portion of the Company's sales to the MRI industry are to four customers, two of which are significant. Philips is the current principal customer for the Company's MRI products. Pursuant to an agreement (which was extended through December, 2000, and subject to automatic extension for successive one-year periods thereafter unless previously terminated in accordance with the agreement), the Company sells to Philips certain superconductive MRI magnet systems of various field strengths for incorporation in Philips' proprietary MRI Systems. Sales to Philips (including sales by the Refrigeration Products segment) amounted to approximately 45%, 50% and 44% of the Company's net sales for fiscal 1998, 1997 and 1996, respectively.

         The Company's second principal customer for MRI products is GE. The Company sells superconductive wire to GE for use in GE's MRI magnets. Under the Company's current arrangement with GE, GE places orders from time to time with the Company. This current arrangement supersedes a formal contract between GE and the Company which expired in December, 1996. GE accounted for approximately 11%, 9% and 18% of the Company's net sales for fiscal 1998, 1997 and 1996, respectively.

European Joint Venture

         The Company and Alstom Energy, S.A. (formerly GEC Alsthom S.A.) ("Alstom"), a leading French industrial group in the areas of electrical and electromechanical equipment, have participated since 1987 in a joint venture named Alstom Intermagnetics (formerly GEC Alsthom Intermagnetics S.A) ("AISA"). AISA manufactures in France, under license from the Company, superconductive MRI magnet systems. AISA is a party to the Company's supply agreement with Philips, and supplies a portion of Philips' requirements for superconductive MRI magnet systems.

         Under the current agreement between the Company and Alstom, AISA transferred its capability for the manufacture of superconductive wire to Alstom, and the Company increased its ownership interest in AISA from 25% to 45%. Additionally, the license from the Company under which AISA manufactures superconductive MRI magnet systems was extended to May, 2005. AISA pays a royalty to the Company for licensed technology, and the Company shares in AISA's profits in proportion to its ownership interest. The Company's investment in AISA has been accounted for using the equity method of accounting.

Competition/Market

         The Company derived more than 70% and 68% of its net sales in its fiscal years 1998 and 1997, respectively, from the sale of products in its Magnetic Products segment (see "Principal Products" above). US demand for MRI Systems appears to have recovered from flat sales recorded in 1995 and 1996. Non-US demand continues to grow. The Company believes that worldwide sales of MRI Systems in 1999 should grow over such sales in 1998. The Company's growth in this segment is dependent on its customers' ability to grow their respective businesses, and on the Company's ability to attract new customers. There are no assurances that the such growth will occur. In addition, the economic slowdown in Asia may adversely impact the overall growth in sales of MRI Systems.

         A significant factor affecting the Company is the fact that MRI Systems compete indirectly with other diagnostic imaging methods such as conventional and digital X-ray systems, nuclear medical systems, ultrasound, and X-ray CT scanners. While most large MRI Systems suppliers perceive that there are technical advantages to higher field-strength (0.5T or greater) imaging systems based upon superconductive magnets, there are MRI Systems that use resistive electromagnets and permanent magnets, which are limited in field strength either by high power consumption or by basic material properties. Lower field strengths generally translate into lower quality images, although rapid gains in computer technology have offset some of this quality loss. The cost of certain cryogenic liquids, such as helium, may cause markets in developing countries to prefer the use of resistive or permanent magnets, despite image quality. Moreover, improved MRI System components for low field strength magnet systems have improved image quality. Indeed, several MRI Systems integrators, including the Company, through IGC Field Effects, have introduced MRI Systems based upon such low field resistive or permanent magnets. See "Research And Development - New Product
Development: Low-cost, Permanent Magnet-Based MRI Systems" below.

         The Company's Magnetic Products are subject to substantial competition within each of the markets for its principal products. Moreover, practical and cost-effective conductors developed by the Company and others, as a result of new discoveries in the field of HTS materials, could eventually reduce the market for the Company's current LTS technology, although the Company (based upon the information currently available to it) does not believe this is likely to happen in the near future. See "Research and Development - New Product
Development: HTS" below.

o Superconductive MRI Magnet Systems. Within the market for superconductive MRI magnet systems, the Company's competitors fall into two categories: (1) magnet manufacturers that make MRI magnet systems for sale to MRI Systems integrators, and (2) MRI Systems integrators that manufacture superconductive magnet systems for their own use.

     The Company considers its principal competitor in the manufacture of superconductive MRI magnet systems to be Oxford Magnet Technology Limited ("OMT"), a joint-venture between Siemens AG (51%) and Oxford Instruments Group, plc (49%) ("Oxford"), a United Kingdom company that formerly owned 100% of OMT. While OMT has sold substantially more superconductive MRI magnet systems, has greater production capacity, and greater financial resources than the Company, the Company believes it can compete effectively against OMT on both technological and cost bases. The Company's joint venture, AISA, also sells superconductive MRI magnet systems and has one principal customer, Philips, which it shares with the Company. See "European Joint Venture" above.

     MRI Systems integrators, such as GE, manufacture MRI magnet systems for use in their own MRI Systems. Historically, such integrators have been unavailable to the Company as customers for its superconductive MRI magnet systems, notwithstanding the fact that they represent a substantial portion of the potential market for superconductive MRI magnet systems. The Company has instead treated these companies as customers or potential customers for the Company's component products, such as superconductive wire or cryogenic coolers.

     Within the market for superconductive MRI magnet systems, the Company has also seen increased competition from low-field "open" MRI magnet systems. These systems are designed to reduce the feeling of claustrophobia in a patient undergoing imaging, and may give medical personnel greater access to the patient during imaging. While the Company does not currently manufacture such an "open" MRI magnet system, such magnet systems have represented one of the fastest growing segments of the market. The Company does manufacture a product for another rapidly growing segment of the market: compact high field systems.

o Superconductive Wires. The single largest market for superconductive wire is MRI. In fact, most of the superconductive wire manufactured by the Company is used to manufacture superconductive MRI system magnets (either internally by IGC-MBG, or externally by other customers). The Company believes that it, Oxford Superconducting Technology and, to a smaller extent, Supercon, Inc. are the major suppliers of Nb-Ti in wire form for the domestic market. The Company also believes that these three companies are the major suppliers of Nb3Sn superconductive materials for the domestic markets. There are several foreign manufacturers of Nb-Ti superconductive materials in wire form; none of them has been a significant factor in the domestic market. Because industry capacity for Nb-Ti wire is greater than current demand, the Company has seen substantial pressure on prices. The Company's prices for superconductive materials are currently competitive, and the Company believes that product quality and the ability to meet delivery schedules are factors important to its market position. There are no assurances, however, that the Company can remain competitive without future price reductions, or that the Company can find means to offset price reductions with further cost reductions.

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

o RF Coils for MRI Systems. The Company currently believes that the market for RF coils will grow faster than the market for MRI Systems because: (i) the number of applications for MRI which use specialized RF coils is increasing, requiring a higher number of RF coils to be purchased for each new and existing MRI System; (ii) RF coil technology is being continuously improved and with an average technology obsolescence rate of approximately three years, existing coils need to be upgraded to later-generation products; and (iii) an increasing number of existing MRI Systems are being upgraded by OEM's, at a much lower cost than replacing an entire MRI System. An added set of RF coils is typically needed in connection with each system upgrade.

     With respect to RF coils for MRI Systems, the Company's primary competitors consist of independent manufacturers that make RF coils for sale to MRI Systems integrators and end-users such as hospitals, clinics and research facilities. The Company also experiences competition from MRI Systems integrators that manufacture RF coils for sale with their MRI Systems. Most MRI Systems integrators outsource RF coil development and manufacture to companies such as IGC-MAI, though, to the best of the Company's knowledge, Siemens and Philips have maintained the most extensive in-house coil development activities of the major MRI Systems integrators. It is generally felt by the MRI Systems integrators that RF coils can be outsourced at a lower cost and faster time-to-market than possible with in-house resources. If the MRI Systems integrators decide to pull all RF coil development in-house, access to the market for the independent RF coil manufacturers could be substantially limited. The Company believes this risk is remote because such a fundamental shift in strategic approach would substantially increase the cost of future hardware and software upgrades for existing customers of MRI Systems integrators.

     There are several independent RF coil manufacturers of various size that make RF coils for sale to MRI Systems integrators and end users. The Company believes that, of these companies, three compete with IGC-MAI against its full product range. The other competitors offer limited product lines and generally lack an organizational infrastructure and extensive product development capabilities to compete across IGC-MAI's broad product line at this time. Competition is generally based upon price and quality. To remain competitive, the Company must continue to offer high quality, technically advanced products while cutting costs. As competition increases, however, price pressures grow and there are no assurances that IGC-MAI can remain competitive in the marketplace.

o Permanent Magnet Products. IGC Field Effects has several competitors in the development and manufacture of permanent magnets for MRI Systems. Sumitomo Special Metals Co., Ltd. ("Sumitomo"), a Japanese company, produces much of the neodymium boron iron (NdBFe) materials used in such systems. The Company believes that Sumitomo's primary customer for its permanent magnet products is Hitachi Medical, which dominates the market for permanent magnet based MRI Systems. While the Company believes it offers a product that is attractive both technically and economically, there are no assurances it can compete against larger, more experienced companies like Hitachi Medical.

         The Company believes at the present time that patents are not a significant competitive factor in the conduct of its business in this segment. While the Company does not have any substantial patent protection in this segment, it directly or indirectly either owns, or is a licensee under, a number of patents relating to RF coils, superconductive materials, the manufacture of superconductive materials, and the permanent magnet systems manufactured by IGC

Field Effects. There are no assurances that changing technology and/or emerging patents will not adversely impact the Companies current patent position or its competitiveness.


Backlog

         The Company no longer considers backlog to be material to an understanding of the Magnetic Products segment. The Company has reached this conclusion based on two main factors: (1) the manufacturing cycle for magnet products has shortened significantly and the Company believes this trend will continue and (2) backlog is not a factor in the Company's RF coil business because of the short manufacturing lead times.


Raw Materials and Inventory

         The Company's manufacturing process for superconducting and permanent magnet systems generally requires production periods of up to twelve weeks. Most materials and parts used in production are ordered for delivery based on production needs. The Company's investment in inventories for production of MRI magnet systems is based primarily on production schedules required to fill existing and anticipated customer orders.

         Nb-Ti raw material required for production of Nb-Ti superconductive wire is available from several different sources. While the Company has not experienced substantial difficulty in obtaining such materials, fluctuation in demand caused by large projects such as the Large Hadron Collider being constructed at CERN in Switzerland, could create temporary imbalances in supply and demand and thus adversely impact the price of such raw material.

         IGC Field Effects uses primarily permanent magnet (principally ferrite) materials. There are several qualified domestic and international sources for these ferrite materials. In light of the current low level of demand for its permanent magnet products and efficient management of its needs, the Company does not at this time believe that a decrease in the supply of permanent magnet materials would have a substantial impact on its business.

         IGC-MAI, believes that there are alternative suppliers at competitive prices for each of the parts, materials and components that it purchases for the manufacture of its RF coils. The Company does not currently expect any difficulty in obtaining these parts, materials and components.


Warranty

         The expense to the Company to date for performance of its warranty obligations has not been significant.


                             REFRIGERATION PRODUCTS

Principal Products

         Three wholly-owned subsidiaries comprise the Company's Refrigeration Products segment. APD Cryogenics Inc. ("APD") and IGC Polycold Systems Inc. ("IGC Polycold") design, manufacture and sell cryogenic refrigeration equipment. InterCool Energy Corporation ("ICE") designs, develops and sells refrigerants, and is developing refrigeration equipment.

         APD's product line includes shield coolers (refrigerators) used in the production of MRI magnet systems. APD also manufactures a specialized cryogenic refrigeration system sold under the registered tradename CRYOTIGER, specialized water pump systems sold under the registered tradename AquaTrap, cryopumps used primarily in the manufacture of semiconductors, and laboratory cryogenic research systems. Shield coolers make up the largest portion of APD's sales.

         IGC Polycold manufactures and sells a line of low temperature refrigeration systems in the -40 to -160 Celsius range. The Company acquired IGC Polycold in November 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Commitments" included in response to Item 7 hereto. IGC Polycold's refrigeration systems are used in several markets, including optical coating, semiconductor manufacturing, magnetic media, decorative coating, plastic coating and roll/web coating. The optical coating industry currently is the largest market for IGC Polycold's products, accounting for approximately 20% of its sales.

         The Company's Refrigeration Products segment also includes proprietary refrigerants. ICE pursues commercialization of its family of environmentally acceptable refrigerants, sold under the registered tradename of FRIGC, and related air conditioning and refrigeration equipment. The Company believes that FRIGC has broad-based commercial potential to replace ozone-depleting chlorofluorocarbons ("CFC's") currently being used as refrigerants and scheduled to be phased out of use globally under the Montreal Protocol, an international treaty signed by the US and ninety-three other nations.

         ICE markets FRIGC FR-12 refrigerant for use as a replacement for R-12 (a CFC) for mobile air conditioning and stationary refrigerant applications. The formula for FRIGC FR-12 is protected by U.S. Patent 5,425,890 and foreign patents are pending for certain countries targeted by ICE as potentially viable markets. The Environmental Protection Agency lists FRIGC FR-12 as an acceptable substitute for R-12 in mobile air conditioning applications, and as a replacement for R-12 in certain stationary applications. Use of FRIGC FR-12 refrigerant is subject to certain standard conditions (for example, the use of special fittings and labels which are required for all refrigerants in mobile applications) to prevent unintended mixing of different refrigerants and facilitate recovery of refrigerants for recycling.


Marketing

         The Company markets APD's MRI products through a direct sales force based in APD's Allentown, Pennsylvania headquarters, APD's West Coast office in Sunnyvale, California and a European office near Reading, England. APD markets its laboratory systems, cryopump and other products worldwide through scientific and vacuum equipment sales representatives and distributors. APD has a worldwide partnership with Daikin Industries, Ltd. ("Daikin"), a Japanese company, pursuant to which the parties sell common cryopumps under the "Marathon" trademark in well-defined territories.

         IGC Polycold does not employ a direct sales force. Rather, it markets its line of low temperature refrigeration systems through a worldwide network of sales representatives and two key distributors located in Japan and Germany. IGC Polycold's headquarters are based in San Rafael, California.

         Because ICE does not have extensive experience distributing and selling refrigerants, it continues to pursue a strategy of securing distributors, nationally and internationally, with significantly greater experience in relevant markets. In the North American market, ICE appointed the Pennzoil Products Company ("Pennzoil") in 1995 as its primary distributor for all mobile applications and certain stationary applications. Since March, 1997, ICE has aggressively sought to add additional distributors in the North American market to accelerate commercialization of FRIGC FR-12 refrigerant. During calendar year

1998, ICE successfully added a number of regional and national distribution outlets for FRIGC FR-12, including United Refrigerants, Johnstone Supply, and Dynatemp.

         Internationally, ICE signed Sumitomo Corporation of America ("SCOA") in 1997 as the distributor for certain Asian-Pacific markets. The Agreement, which currently is non-exclusive except for Australia, covers China, Japan, Malaysia, Korea, Taiwan, Philippines, Indonesia, Singapore, Australia, New Zealand and Thailand. SCOA, in turn, has added BOC Gases Australia, Ltd. ("BOC Australia"), as a distributor in Australia. With substantial technical support from ICE, BOC Australia has succeeded in making FRIGC FR-12 refrigerant the number one alternative to R-12 in mobile applications during the 1997-1998 Australian summer. BOC Australia is also beginning to explore stationary application for FRIGC FR-12 refrigerant. ICE has also signed other international distributors, and has made sales of FRIGC FR-12 in the Middle East. ICE is continually working to identify qualified distributors for new and existing territories.


Competition/Market

         IGC-MBG uses APD refrigerators for its superconductive MRI magnet systems. In addition, APD sells these refrigerators to other manufacturers of superconducting MRI magnet systems. APD licenses Daikin to produce shield coolers and other cryogenic products for the Japanese market. Daikin has captured a significant portion of that market for shield coolers.

         The Company considers its principal competitor in the manufacture of shield coolers to be Leybold AG ("Leybold"). Leybold is headquartered in Germany, and has sold substantially more shield coolers than the Company. Moreover, Leybold has greater production capacity and financial resources than the Company, and has successfully locked up many of APD's potential customers in multi-year supply agreements. In addition, Sumitomo Heavy Industries recently began supplying shield coolers to a major MRI Systems integrator. The Company nonetheless believes that it can compete with Leybold and Sumitomo on both technological and cost bases. There are no assurances, however, that APD will attract new customers for its shield coolers.

         With respect to APD's laboratory cryogenic systems, the Company has no single identifiable competitor. Historically, the Company has competed against many different companies, domestically and internationally. The Company generally competes in this area on the basis of price and product quality.

         With respect to APD's cryopumps, the Company believes Helix Technology Corporation ("Helix") (which markets its products under the names "CTI Cryogenics" and "CTI") is the market leader in distributing cryopumps. The Company believes that Helix controls 80% or more of the world market for cryopumps. Notwithstanding Helix's market predominance, the Company believes that it can retain its position in the market on technological and equipment performance bases.

         APD's CRYOTIGER line is based upon proprietary technology developed and patented by APD. CRYOTIGER refrigeration systems presently compete against certain closed-cycle machines, known as Stirling refrigerators, which the Company believes are more costly and less reliable than its CRYOTIGER product. Additionally, CRYOTIGER refrigerators, which are closed-cycle refrigeration systems, compete principally against open-cycle coolers that rely on reservoirs of liquid nitrogen which must be replenished periodically. Although the initial purchase price for a CRYOTIGER refrigerator may exceed the price of a comparable liquid nitrogen cooler, this higher initial cost will be offset by lower operating and maintenance costs and greater ease of use. The Company feels that there is a significant opportunity for this product in the marketplace, however, there are no assurances it will achieve widespread commercial success.

         APD's AquaTrap Systems are based principally on the Company's proprietary CRYOTIGER technology, and are protected by US patents. Foreign patents are pending. The Company sees its single largest competitor as Helix. Helix dominates the market for cryopumps, and it makes a water pump compatible with its cryopump. Another significant competitor is Ebara Technologies, Inc. which sells an integrated turbopump and water pump. Nonetheless, the Company believes that the superior performance of its water pump, coupled with its compact design and ease of installation and operation, will enable it to compete effectively.

         IGC Polycold's major competitors include Sanyo and Shin Meiwa in Japan and Helix domestically. IGC Polycold also competes with the use of liquid nitrogen as an alternative to IGC Polycold's low temperature refrigeration systems. The Company generally competes in this area on the basis of price, availability and product quality.

         ICE's FRIGC FR-12 product is offered as an environmentally friendlier alternative to ozone-depleting R-12. In its mobile application, FRIGC FR-12 refrigerant is a substitute for R-12 in automobile, truck and bus air conditioning systems. Since 1994, most new mobile air conditioning systems have been designed to use R-134a (an HCFC). Mobile air conditioning systems manufactured before 1994 relied on R-12. ICE believes that its FRIGC FR-12 refrigerant is the most cost-effective alternative refrigerant for use in these systems because its use does not require equipment changes. By contrast, the use of R-134a refrigerant in such a system entails in most cases substantial equipment changes to deliver effective and reliable cooling. Although the market for pre-1994 automobile air conditioning systems is finite in nature, ICE believes that through its sales in this market it will gain valuable experience and name recognition that will facilitate future commercialization of other FRIGC refrigerants.

         ICE has recently begun exploiting the potential for FRIGC FR-12 as a direct substitute for R-12 in stationary applications, exemplified by building air conditioning systems, refrigeration systems, and food chillers. The stationary market employs a wide variety of refrigerants. R-12 sales in the stationary market accounted for approximately 12 million pounds of refrigerant sold nationally in 1997. Since 1994, vendors and end-users have been looking for alternative refrigerants that provide effective, cost efficient cooling. The Company believes that end-users with R-12-based equipment who wish to end their use of ozone-depleting R-12 face three choices: (1) make an expensive hardware purchase of either new equipment (that uses other refrigerants) or major new components that convert existing systems to R-134a refrigerant, (2) purchase an R-22-based alternative blended refrigerant, such as R-401A offered by DuPont, or
(3) purchase FRIGC FR-12. The Company believes that FRIGC FR-12 refrigerant provides a superior alternative to items (1) and (2) above. With respect to item
(1) above, FRIGC FR-12 requires little to no investment in hardware upgrades. This is particularly true for medium temperature refrigeration applications such as vending and ice machines. With respect to item (2) above, FRIGC FR-12 provides superior operating performance relative to R-22-based refrigerant blends, primarily in the form of significant operating savings and potentially less wear and tear on refrigeration equipment.

         The Company believes that ICE's FRIGC refrigerants still face significant challenges ahead, and there are no assurances they will win wide-spread acceptance. For example, notwithstanding the phase-out of domestic production of R-12 refrigerant at the end of 1996, there remain substantially greater stocks of such refrigerant today than previously anticipated. Moreover, to a smaller extent, the success of FRIGC FR-12 and other alternative refrigerants in displacing R-12 has had the twin effect of reducing demand for R-22 and returning recycled R-12 into national stockpiles. The relatively easy access to R-12 has had an adverse impact on the near-term ability of ICE to market FRIGC FR-12 refrigerant in both the mobile and stationary markets.

        Moreover, there are other alternative refrigerants offered by competitors as substitutes for R-12. In mobile applications, there are several alternative refrigerants, including several that sell at lower prices. The Company believes that FRIGC FR-12's superior technical performance and safety record give it a strategic advantage. In fact, within the mobile market, the

Company believes that its biggest competitive challenges come from the continuing availability of R-12, and low cost (incomplete or "dirty") retrofit kits to adapt R-12 systems to the use of R-134a.

         In stationary applications, FRIGC FR-12 refrigerant faces competition from alternative refrigerant blends based on R-22 such as R-409A and R-401A. These two products are each marketed by companies with significantly greater resources and access to better-established distribution systems than those currently available to ICE. Nonetheless, the Company believes that the technical and operating advantages of FRIGC FR-12 refrigerant are such that it can compete effectively against these alternative refrigerants.


Backlog

         Due to the relatively short production cycle for products in this segment, the Company does not consider backlog to be material to an understanding of the Refrigeration Products business.


Raw Materials and Inventory

         For its cryogenics products, APD purchases certain major components from single sources, but the Company believes alternate sources are available. APD generally maintains a sufficient inventory of raw materials, assembled parts, and partially and fully assembled major components to meet production requirements.

         IGC Polycold purchases certain major standard components for its products from a single source. While alternative sources are available, an unplanned loss or severe reduction in supply from this source could result in added cost and temporary production delays to the Company. The Company generally maintains a sufficient inventory of raw materials, assembled parts and partially and fully assembled major components to meet production requirements.

         With respect to its refrigerant products, ICE has an agreement with Schenectady International, Inc. ("SII") for the purchase of FRIGC FR-12 refrigerant for the domestic market. SII's ability to supply commercial quantities of FRIGC FR-12 refrigerant, however, will depend on the availability of certain raw materials, which are manufactured by a small number of companies. On March 7, 1997, SII announced that it had secured an agreement with AlliedSignal, a major chemical production company, for the supply of FRIGC
FR-12 refrigerant. AlliedSignal is a world leader in the production and supply of environmentally safer CFC substitutes for refrigeration, air conditioning, foam insulation, sterilization and precision cleaning applications.


Warranty

         The expense to the Company to date for the performance of its warranty obligations has not been significant.


                            RESEARCH AND DEVELOPMENT

General Research and Development

         The Company believes its research and development activities are important to its continued success in new and existing markets. Externally funded development programs have directly increased sales of design services and products and, at the same time, assisted in expanding the Company's technical capabilities without burdening operating expenses. Under many of the Company's government contracts, the Company must share any new technology resulting from such contracts with the government, which would include the rights to transfer such technology to other government contractors; however, the Company does not currently expect such rights to have a material adverse effect on it.

         Previously, a substantial portion of research and development expenditures had been covered by external funding, principally from the US government. In fiscal 1998, approximately 37% of total research and development activities were paid by such external programs compared to approximately 47% and 56% in fiscal years 1997 and 1996, respectively. During fiscal years 1998, 1997 and 1996, product research and development expenses, including those of the Refrigeration Products segment, were $13,072,000, $13,012,000 and $11,678,000, respectively. The Company expects total research and development expenditures to continue to increase somewhat in absolute dollar amounts, but the percentage of these activities funded by external sources to decrease.

         The Company believes that, apart from continued reductions in federal spending on research and development, two other trends will limit external funding from US government sources. First, and especially in the context of HTS technology, government contracts are emphasizing cost-sharing, which requires the awardee to contribute 20% to 50% of the total cost of the development effort. This cost-sharing requirement may limit the Company's reliance on the government as a significant source of research and development funds.

         Second, the Company's continued growth has placed it outside the definition of a "small business" for certain government-sponsored research and development programs for small businesses, such as Small Business Innovation Research ("SBIR") grants. "Small businesses" are defined, for this purpose, as concerns which employ fewer than 500 employees.

         The Company can experience, in any given year, significant increases or decreases in external funding depending on its success in obtaining funded contracts.


New Product Development: HTS

         The Company believes that HTS materials in the form of Wire/Tape may, in the future, have a substantial impact on commercial markets and applications for superconductors. In particular, the Company believes HTS materials could be suitable for larger scale, specialized electric power applications and high field magnets in five to ten years, depending upon further advances. The Company's activities in this area have been funded in part through government-supported research and development programs, including joint research agreements.

         The Company's research and development activities are focused on: (1) converting HTS materials into usable Wire/Tape with acceptable electrical current densities and competitive pricing levels, and (2) creating devices and equipment based upon such Wire/Tape. The Company has primarily focused on bismuth-based HTS materials, but may broaden its technology base by developing wires using yttrium-based materials, which show promise of even higher superconducting performance than their bismuth-based counterparts.

         Although the Company has done some basic research on identifying new HTS materials, the Company does not believe it currently has the resources to make a meaningful contribution in the highly competitive and costly endeavor of identifying new HTS materials.

         The Company has continued to develop applications of HTS materials and advanced devices in partnership with various utilities, manufacturers and government laboratories, including a 1 MVA HTS transformer, a 15-kV HTS Fault Current Limiter, HTS RF coils for low field MRI systems, and HTS current leads. All of these products are in the development stage, and as yet remain technologically and economically unproven. The Company has established a dedicated facility for the manufacture and sale of bismuth-based HTS tape for use in sufficient quantities to develop certain of these prototype devices.

         The Company does not believe its current operations depend upon successful market acceptance of HTS-based products or devices, nor are the Company's continued operations necessarily dependent on its success in the HTS marketplace even if HTS-based products or devices do become commercially viable. However, if technical problems are solved and HTS materials become economically feasible for commercial applications in fields in which the Company competes, then the Company could be adversely affected unless it is able to develop products or devices using HTS materials. Accordingly, while representing a relatively high-risk, long-term investment of its resources, the Company perceives HTS technology as an important future commercial opportunity of significance. Consequently, the Company expects to continue to work and invest research and development efforts in this area.

         Because of the perceived high commercial potential of HTS materials, HTS research is a highly competitive field, and currently involves many commercial and academic institutions around the world that may have more substantial economic and human resources to devote to HTS research and development than the Company. In addition, due to the proliferation of patents and patent applications, there can be no assurance that the Company will be able to compete effectively in this area due to the potential patent position of competitors.


New Product Development: SMES

         The Company is seeking to participate in the potential commercial opportunity for superconductive magnetic energy storage ("SMES") systems. A SMES system acts as an electro-magnetic storage system that can protect critical electrical power loads from interruptions, spikes and sags. End users currently minimize power interruptions through use of Uninterruptible Power Supplies ("UPS"), which may use hundreds or even thousands of conventional lead acid batteries per system, require costly maintenance, and present an environmental hazard upon disposal. By contrast, a SMES system is more energy efficient, has a life of more than 20 years, and is environmentally friendly. The Company has developed an advanced micro-SMES unit under a contract it won in fiscal year 1996 to build a self-contained micro SMES system for the US Air Force. That system was delivered and installed in fiscal year 1998.

         While SMES may be commercially viable in the future, there can be no assurances that the market will develop or that the Company will be able to successfully build on its entrance into that market. At this time the cost of SMES is significantly higher than for other energy storage systems. Additionally, the Company faces other competitors interested in the SMES market, some of which may have superior resources and patent positions.


New Product Development: Refrigerants and Refrigeration Equipment

         ICE currently expects that, over the long run, it will introduce other refrigerants from its FRIGC family of refrigerants for other carefully targeted market opportunities. ICE believes that its refrigerant technology - which is an outgrowth of its expertise in cryogenic technology - may give it a superior insight into refrigerant design and more flexibility in designing refrigerating hardware. Nonetheless, many other companies and research facilities currently are working to identify environmentally acceptable alternatives to the existing CFC- and HCFC-based refrigerants. Many of these companies are larger, better financed, better staffed and more experienced in the refrigerant business than ICE. There can be no assurances that ICE's future refrigerants will win market acceptance.

         Moreover, ICE's success in developing FRIGC refrigerants and associated technology will depend on its continued ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of others. ICE expects to continue filing additional patent applications relating to its new refrigerant technology in the near future. No assurance can be given that any additional patents will issue with respect to patent applications filed or to be filed by ICE. Furthermore, even if such patents issue, there can be no assurance that any issued patents will protect against competitive products or otherwise be commercially valuable.

         ICE is also developing refrigeration equipment and has recently obtained a patent for an advanced subcooler device. ICE is in the process of Beta Site testing this device for the stationary market. This hardware could dramatically increase the energy efficiency of existing and new stationary refrigeration systems, such as low temperature display case systems (typically found in supermarkets), refrigerated warehouses and ice rinks. ICE will be competing in this market with other larger companies with potentially greater resources, and there are no assurances that the Company can create a device with sufficient technical and cost advantages to compete against such larger companies.


New Product Development: Low-cost, Permanent Magnet-Based MRI Systems

         The Company has been working through IGC Field Effects with SMIS (see "Investments - Surrey Medical Imaging Systems Limited" below) to develop a low-cost, permanent magnet-based MRI System. In May, 1996, the Company formally entered a joint venture with SMIS through the formation of a limited liability company, IMiG MRI Systems LLC ("IMiG LLC"). Under the joint venture agreement, the Company initially owned a 50% share of IMiG. As a result of the application of certain provisions of that agreement, however, the Company acquired a 90% percent share of IMiG LLC and the balance was owned by SMIS. In fiscal year 1998, IMiG LLC was dissolved and its operations merged into IGC Field Effects.

         IGC Field Effects will continue to market products developed jointly by the Company and SMIS, including a permanent magnet-based MRI system for clinical diagnostic use. In fiscal year 1997, IMiG LLC won FDA approval of this system for sale as a medical diagnostic device in the US market. The Company believes that FDA approval will also help it market this system in non-US markets. In November, 1997, the Company entered into an exclusive, worldwide distribution agreement with Trex Medical Corporation ("Trex") to market this system under the Trex name. Trex is an internationally recognized manufacturer and distributor of X-ray and other diagnostic equipment. While the Company believes that it has developed a product which is especially attractive in certain niche markets by virtue of its relatively low purchase, operating and maintenance costs, there can be no assurance that it will be able to compete successfully in markets which have until now been largely dominated by the major MRI systems integrators referenced earlier. Sales of this new product to date have not been significant.


New Product Development: MR-Based Materials Inspection Systems

         The Company has been working with SMIS (see "Investments - Surrey Medical Imaging Systems Limited", below) to develop materials inspection systems ("Inspection System") using Magnetic Resonance ("MR") technology. The Inspection System employs magnetic resonance to examine various product or material parameters for quality assurance and/or process control purposes. The Company sees the need for such a non-destructive inspection system stemming from the unrelenting drive for improved productivity, higher product quality and greater product yield in nearly all manufacturing industries worldwide. The Company believes that Inspection Systems based on MR may be well suited for a variety of industries, including food and beverages, plastics and rubbers, petrochemicals, ceramics, explosives and narcotics, fuel propellants and even timber. While sales of this new class of products to date have not been significant, the Company has developed and sold two systems which are installed on line at manufacturing facilities to inspect food cartons.

         Successful sales of Inspection Systems will depend on a variety of factors. Most significantly, the Company must find a cost effective means of tailoring each Inspection System to meet the highly specific needs of each application. This tailoring process may include both the magnet (which in the systems already sold, were developed and manufactured by the Company through IGC Field Effects) but also the electronic hardware and software components currently made by its partner SMIS. Additionally, given the relatively high cost of the critical components of an Inspection System, the Company must find and gain entree to markets in which the additional value-added provided by the highly accurate Inspection System exceeds the substantial capital and operating cost of such a System. There can be no assurances that the Company can successfully meet these challenges.



                                   INVESTMENTS

ULTRALIFE BATTERIES, INC.

         The Company owns 975,753 shares of the common stock (approximately 9.3% of the outstanding common stock) of Ultralife Batteries, Inc. ("Ultralife"), acquired at a cost of $7,015,000. Headquartered in Newark, N.Y., Ultralife focuses on markets which require increased energy density and extended shelf life. Ultralife produces lithium batteries that are the same size and voltage as standard batteries, but have double the operating life and a longer shelf life (up to 10 years) than alkaline or zinc carbon batteries. These batteries currently command a premium price in the market for long-life batteries. In addition, Ultralife produces advanced rechargeable batteries that are being commercialized for notebook computers, cellular telephones and other portable electronic products.

         The Company is represented on Ultralife's Board of Directors. Ultralife's common stock is traded on the NASDAQ National Market System under the symbol ULBI. The market value of the Company's total investment in Ultralife, the sale of which is restricted under US securities laws, was $11,221,000 and $10,123,000 at May 31, 1998 and May 25, 1997, respectively.
During fiscal year 1996, the Company sold, in a series of transactions, 85,000 shares of its Ultralife holdings on which it reported an aggregate gain of $1,414,000. The Company sold no shares of its Ultralife holdings in its fiscal years 1998 and 1997. The Company may in the future sell additional Ultralife shares as market conditions warrant.


SURREY MEDICAL IMAGING SYSTEMS LIMITED

         As of May 31, 1998, the Company owns 354,223 of the outstanding ordinary shares (approximately 23%) of Surrey Medical Imaging Systems Limited ("SMIS"), acquired at a cost of $3,530,000. The Company adopted the equity method of accounting for its investment during the first quarter of fiscal 1996. The acquisition cost exceeded the underlying equity in net assets by $3,298,000, which is being amortized over a period of 40 years. At May 31, 1998 and May 25, 1997, accumulated amortization was approximately $247,000 and $164,000, respectively. As SMIS is privately held, the market value of this investment is not readily determinable. As a result of amortization and recognition of a portion of SMIS' losses, the carrying value of the investment has been reduced to $2,854,000 at May 31, 1998.

         The Company also owns 980,000 redeemable preference shares of SMIS purchased at a cost of $1,511,000, and has provided additional loans to SMIS which are convertible into capital stock of SMIS. For a discussion of these loans see Note C of the Notes of Consolidated Financial Statement included in response to Item 8 hereto. During the year ended May 31, 1998, SMIS obtained a line of credit financing in the amount of 2,500,000 British Pounds Sterling ("Pounds") ($4,177,000). The Company has guaranteed repayment of one half of the outstanding balance up to 1,250,000 Pounds ($2,088,500) in the event of default by SMIS. As of May 31, 1998, SMIS has drawn approximately 1,880,000 Pounds (approximately $3,141,000) against the line.

          Located in Guildford, England, SMIS focuses on developing and marketing electronics and software for MRI and nuclear magnetic resonance spectroscopy applications. It also supplies equipment using Ultrasonics for use in the non-destructive testing of a variety of materials.

         The Company and SMIS have worked together closely to develop complete magnetic resonance system products combining SMIS' electronics and software with the Company's permanent magnet systems. In this way, the Company and SMIS are able to access certain niche markets in both the clinical and industrial sectors which would be largely unavailable to each party separately. See "Research and Development - New Product Development: Low-cost, Permanent Magnet-Based MRI Systems" above.


KRYOTECH, INC.

         On March 23, 1998, the Company acquired 1,172,840 shares (the "B Shares") of the Series B Convertible Preferred Stock, $.01 par value per share (the "Series B Stock"), of KryoTech, Inc., a privately-held, South Carolina corporation ("KryoTech"), and a warrant (the "Warrant") to purchase an additional 237,416 shares (the "Warrant Shares") of Series B Stock. The Company paid $4,750,000 for the B Shares. The Warrant may be exercised, in whole or in part, at any time on or before it expires on March 23, 2008. The Warrant may be exercised at a price equal to $1.053 per Warrant Share. On an as-converted basis, the Company's holdings represent 20.7% of the outstanding equity, on a fully diluted basis, of KryoTech.

         KryoTech was formed on March 15, 1996 for the purpose of developing, marketing, manufacturing and selling thermal management products which are designed specifically for the computer industry. More specifically, KryoTech has successfully demonstrated that active cooling of computer chips can improve chip performance.

         As partial consideration for the Warrant, Intermagnetics granted to KryoTech an exclusive, worldwide, fully paid up, irrevocable right (the "Right") to represent and sell products for application to, and use in, computer chip cooling, based upon APD's and IGC Polycold's refrigeration technology (including mixed gas technology). Unless otherwise renewed or extended by agreement of the parties, the Right has a term ending on the later of (1) the seventh anniversary of March 28, 1998, or (2) the date on which Intermagnetics' equity ownership interest in KryoTech falls below 15% on a fully diluted basis. KryoTech may not sublicense, sell or transfer the Right. The scope of the Right expressly excludes the cryo-cooling of other electronic devices, such as communications equipment of any type.


                                    PERSONNEL

         On May 31, 1998, the Company employed 591 people.

         Within the Magnetic Products segment, the production and maintenance employees of the Company's IGC-AS Division, which is located in Waterbury, Connecticut, are represented by the United Steelworkers of America ("United Steelworkers"). In fiscal year 1998, the Company and the United Steelworkers negotiated a five year collective bargaining agreement, effective June 1, 1998. Within the Refrigeration Products segment, the production employees of the

Company's subsidiary, APD, which is located in Allentown, Pennsylvania, are also represented by a labor union, the International Association of Machinists and Aerospace Workers ("IAMAW"). The Company and IAMAW negotiated a three year collective bargaining agreement effective August 23, 1997.

         There is great demand for trained scientific and technical personnel, and the Company's growth and success will require it to attract and retain such personnel. Many of the prospective employers of such personnel are larger and have greater financial resources than the Company and may be in a better position to compete with the Company for prospective employees.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are:

Name                                         Position                                            Age
----                                         --------                                            ---

Carl H. Rosner                              Chairman of the Board of Directors,                  69
                                            and Chief Executive Officer

Glenn H. Epstein                            President and Chief Operating Officer                40

Michael C. Zeigler                          Senior Vice President - Finance                      52
                                            & Chief Financial Officer

Leo Blecher                                 Vice President and General Manager -                 52
                                            IGC Magnet Business Group

Gary L. Hamilton                            Senior Vice President and General Manager -          48
                                            InterCool Energy Corporation

Ian L. Pykett                               Vice President - IGC Technology                      45
                                            Development

Robert S. Sokolowski                        Vice President and General Manager -                 45
                                            IGC Advanced Superconductors

Richard J. Stevens                          Vice President and General Manager -                 56
                                            IGC Medical Advances Inc.

Ronald W. Sykes                             Vice President and General Manager -                 66
                                            IGC Polycold Systems Inc.

Bruce A. Zeitlin                            Corporate Vice President and General Manager -       55
                                            APD Cryogenics Inc.


         A principal founder of the Company, Mr. Rosner has been Chairman of the Board of Directors of the Company since the Company's formation in 1971 and before that headed the Superconductive Products Operation of the General Electric Company. Mr. Rosner also serves as the Company's Chief Executive Officer.

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

         Mr. Zeigler was appointed Senior Vice President - Finance and Chief Financial Officer of the Company in September, 1993. He previously served as Vice President-Finance and Chief Financial Officer of the Company from June, 1987 until his appointment as a Senior Vice President, and served as the Company's Controller from June, 1985 through June, 1987.

         Mr. Blecher was appointed Vice President and General Manager - IGC Magnet Business Group in April, 1997. He previously held the title of Deputy Manager of IGC-MBG. He originally joined the Company in 1988 as Manager of Technology Projects. Prior to joining the Company, Mr. Blecher held various positions of responsibility with Israel Aircraft Industry, most recently holding the title of Manager Engineering and Project Manager, for the Space Technology Division.

         Mr. Hamilton was appointed Senior Vice President and General Manager - InterCool Energy Corporation in February, 1995. Prior to that appointment, Mr. Hamilton had served as Vice President and General Manager - APD Cryogenics Inc., since 1990. Before joining the Company, he was employed by Leybold Vacuum Products, Inc. from 1982 to 1990, most recently as Vice President of Marketing.

         Dr. Pykett was appointed Vice President of IGC Technology Development in 1991. Prior to joining the Company, he had been President and Chief Executive Officer of Advanced NMR Systems, Inc. (now Caprius, Inc.), a diagnostic imaging company he co-founded in 1983.

         Dr. Sokolowski was appointed Vice President and General Manager of the Company's IGC Advanced Superconductors division in February, 1996. Dr. Sokolowski served as the Company's Manager of High Temperature Superconductor Operations, a part of IGC Technology Development, between November, 1992 and February, 1996.

         Mr. Stevens became Vice President and General Manager - IGC Medical Advances Inc. upon its acquisition by the Company in March, 1997. An original founder of Medical Advances, Inc., Mr. Stevens had been its President since 1985. Prior to that, Mr. Stevens was a marketing and advertising executive for seventeen years with the General Electric Company. He spent twelve years of his career at the General Electric Company in the Medical Systems Group and five years in materials technologies businesses, and held the title of Manager of Computed Tomography Marketing in the Medical Systems Group from 1981 to 1985.

         Mr. Sykes became Vice President and General Manager - IGC Polycold Systems Inc. upon its acquisition by the Company in November, 1997. Mr. Sykes had been President of Polycold Systems International, Inc. since December, 1991. Prior to that, he held executive level positions in the electronic scale industry, holding the title of Senior Vice President at Weigh - Tronix, Inc. from 1987 to 1991, and CEO of National Controls from 1984 to 1986. Mr. Sykes also worked for several years in the optical coating industry.

         Mr. Zeitlin has been employed by the Company in various capacities since 1974. He was responsible for marketing superconductive materials between 1982 and 1996, and became Vice President Materials Technology in 1985. Mr. Zeitlin also headed the Company's superconductive materials operations (now IGC-AS) between 1987 and February, 1996 when Mr. Zeitlin was appointed Corporate Vice President and General Manager - APD Cryogenics, Inc.

ITEM 2.  PROPERTIES.

         The Company's corporate offices, IGC Magnet Business Group, IGC Technology Development and InterCool Energy Corporation offices are located in approximately 146,000 square feet of space located in Latham, New York (the "Latham Facility"). The Company owns the Latham Facility, which is subject to a $5.8 million mortgage bearing interest at the rate of 7.5%, and maturing in May, 2001.

         The Company's HTS facility dedicated to the manufacture of Bismuth-based HTS Wire/Tape is located in approximately 19,000 square feet of leased space located in Cohoes, New York. The lease is a three (3) year lease that expires on January 31, 2000, with two consecutive three year renewal terms.

         IGC Advanced Superconductors' offices and production facilities are located in Waterbury, Connecticut in premises of approximately 212,700 square feet (of which 57,900 square feet are presently being used) pursuant to a thirty year prepaid lease which expires in December, 2021. The facility's equipment includes a drawbench with a pulling force of up to 150,000 pounds and a length of approximately 400 feet. The Company believes that this drawbench is one of the largest in the world.

         IGC Field Effects currently operates out of premises totaling approximately 21,900 square feet in Tyngsboro, Massachusetts. The facilities are subject to a five year lease expiring in the fall of 2001.

         APD Cryogenics, Inc. operates out of a building, which it owns, in Allentown, Pennsylvania totaling approximately 56,550 square feet.

         IGC Medical Advances Inc. leases approximately 20,800 square feet in a building located in the Milwaukee County Research Park's Technology Innovation Center. Approximately 9,000 square feet are used for office space with the remaining space dedicated to lab, assembly, shipping and material storage. The lease expires in September, 1998 and may be renewed for a successive one year term. The Company currently believes that it will be able to renew this lease. The Company believes that IGC-MAI has sufficient room to expand in this facility to meet its currently projected needs through the balance of the lease term.

         IGC Polycold Systems Inc. leases approximately 27,900 square feet of manufacturing and office space in three buildings located in San Rafael, California. The leases expire in 1999 (for one building) and 2002 (for two of the buildings). The Company believes that IGC Polycold has sufficient room in these facilities to meet its current projected needs through the balance of the lease terms.

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

                                                       Closing Prices(1)
                                                       -----------------
                                                  High                  Low
                                                  ----                  ---
Fiscal Year 1997
----------------
      Quarter Ended August 25, 1996            $ 18 1/4              $ 12 13/16
      Quarter Ended November 24, 1996            14 1/2                12 5/8
      Quarter Ended February 23, 1997            13 5/16               10 15/16
      Quarter Ended May 25, 1997                 12                     7 9/16

Fiscal Year 1998
----------------
      Quarter Ended August 24, 1997            $ 13 7/16              $ 9 15/16
      Quarter Ended November 23, 1997            11 7/8                 8 7/16
      Quarter Ended February 22, 1998             9 3/16                7 3/4
      Quarter Ended May 31, 1998                 11 1/2                 9

 ------------------------
 (1) The closing prices have been adjusted to reflect a two percent stock dividend distributed on September 16, 1997 to stockholders of record on August 26, 1997, rounded to the nearest $1/16, and a two percent stock dividend to be distributed on September 17, 1998, to stockholders of record on August 27, 1998.


         There were 2,048 holders of record of Common Stock as of August 14, 1998. The Company has not paid cash dividends in the past ten years, and it does not anticipate that it will pay cash dividends or adopt such a cash dividend policy in the near future. The Board of Directors of the Company has declared a policy of granting annual stock dividends where, and to the extent that, the performance of the Company warrants such a declaration. Under the Company's bank agreements, prior bank approval is required for cash dividends in excess of the Company's net income for the year to which the dividend pertains.

ITEM 6.  SELECTED FINANCIAL DATA


                  The following selected financial information has been taken from the consolidated financial statements of the Company. The selected statement of operations data and the selected balance sheet data set forth below should be read in conjunction with, and is qualified in its entirety by, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes included in response to Items 7 and 8 hereto. (Prior years have been reclassified to conform with the current year presentation.)

                                                 (Dollars in Thousands, Except Per Share Amounts)
                                 ----------------------------------------------------------------------------------
For the Fiscal Year Ended          May 31, 1998     May 25, 1997     May 26, 1996     May 28, 1995    May 29, 1994
                                   ------------     ------------     ------------     ------------    ------------

Net sales                               $95,894          $87,052          $88,467          $83,877         $51,238
Gross Margin                             35,685           26,200           22,279           23,703          16,344


Income before income taxes                4,744            4,035            6,882            6,512           2,099
Net income                                2,753            2,615            4,427            4,007           2,148
Per common share - diluted:
    Income before
      cumulative effect of
      accounting change                    0.21             0.20             0.35             0.33            0.11
    Cumulative effect of
       accounting change                                                                                      0.07

    Net income                             0.21             0.20             0.35             0.33            0.18
                                                                                                              ----


At End of Fiscal Year                      1998             1997             1996             1995            1994
                                           ----             ----             ----             ----            ----

Working capital                        $45, 493          $49,346          $53,642          $52,655         $49,339
Total assets                            127,776          115,889          112,397          103,706          93,787
Long-term debt
  (net of current maturities)            28,833           29,105           29,364           39,807          39,859
Accumulated deficit                      (1,081)          (1,643)          (1,727)          (2,495)         (2,595)
Shareholders' equity                     83,801           73,087           67,296           53,305          46,935

----------

(a) Income per common share - diluted has been computed during each period based on the weighted average number of shares of Common Stock outstanding plus dilutive potential common shares (where applicable).

(b) The Company did not pay a cash dividend on its Common Stock during any of the periods indicated.

(c) Net income per common share-diluted has been restated to give effect to the 2% stock dividend declared July 21, 1998, the 2% stock dividend distributed in September, 1997 and August, 1996, the five-for-four stock split effected September 8, 1994, and the 3% stock dividend distributed in June, 1995.

(d) Net income for the fiscal year ended May 29, 1994 reflects a cumulative effect of accounting change in the amount of $888,000 or $.07 per common share-diluted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

         The following tables set forth, for the periods indicated, the percentages which certain items reflected in the financial data bear to net sales of the Company and the percentage change of such items from period to period. See the Consolidated Financial Statements, located elsewhere in this report, for financial information to which the percentages set forth below relate. (Prior years have been reclassified to conform with the current year presentation.)

                                                                                      Period to Period
                                           Relationship to Net Sales                 Increase (Decrease)
                                  --------------------------------------------    --------------------------
                                               Fiscal Year Ended                        Fiscal Years
                                  --------------------------------------------    --------------------------
                                    May 31,         May 25,         May 26,         1997-          1996-
                                     1998            1997            1996           1998           1997
                                  ------------    ------------    ------------    -----------    -----------

 Net sales                            100.0%          100.0%          100.0%          10.2%          (1.6%)
 Cost of products sold                 62.8            69.9            74.8           (1.1)          (8.1)
                                     ------          ------          ------

 Gross margin                          37.2            30.1            25.2           36.2           17.6

 Product research and
   development                          8.4             7.8             5.7           19.9           35.5
 Marketing, general and
   administrative                      21.7            18.2            14.0           31.6           27.5
 Amortization of
   intangible assets                    1.3             0.4             0.3          261.3           31.6
                                     ------          ------          ------

                                       31.4            26.4            20.0           31.5           29.8
                                     ------          ------          ------

 Operating income                       5.8             3.7             5.2           69.6          (29.4)
 Interest and other
   income                               2.5             3.4             4.7          (20.2)         (28.4)
 Realized gain on sale of
   available for sale                    --              --             1.6            **             **
   securities
 Interest and other
   expense                             (2.2)           (2.3)           (2.9)           6.5          (21.0)
 Equity in net loss of
   unconsolidated affiliates           (1.1)           (0.2)           (0.8)         454.4          (75.7)
                                     ------          ------          ------
Income before income
   taxes                                5.0             4.6             7.8           17.6          (41.4)
Provision for income
   taxes                                2.1             1.6             2.8           40.2          (42.2)
                                     ------          ------          ------

Net income                              2.9%            3.0%            5.0%           5.3%         (40.9%)
                                     ======          ======          ======

----------
** Not applicable for purposes of this table.

         The statements contained in this annual report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth herein, as well as other assumptions, risks, uncertainties and factors disclosed elsewhere in this report and in the Company's press releases, shareholders' reports and filings with the Securities and Exchange Commission.

              RESULTS OF OPERATIONS -- FISCAL 1998 and FISCAL 1997

Consolidated

         Net sales increased 10.2% in fiscal 1998 compared to a decrease of 1.6% in fiscal 1997. Sales for fiscal 1998 grew mainly due to the inclusion of full year results from the acquisition of Medical Advances, Inc. ("MAI") and half year results from the November, 1997 acquisition of Polycold Systems International, Inc. ("Polycold"). In fiscal 1997, increases in sales of both magnet systems and refrigeration products were offset by a substantial reduction in sales of superconducting materials.

         As a percentage of net sales, gross margins improved again in fiscal 1998 after a good recovery in fiscal 1997. The increase in both years was due to continuing cost-reduction efforts and a more favorable product mix, primarily in the Magnetic Products segment, despite continuing competitive pressure on selling prices for magnets and superconducting materials. The recent acquisitions, MAI and Polycold, had a favorable impact on gross margins, as did improvements in fiscal 1998 for the superconducting magnets and wire businesses.

         Looking forward, the Company expects greater sales and earnings in fiscal 1999. This expectation is based on the following assumptions, among others:
         -the market for MRI systems continues to grow;
         -the Company can successfully contend with continued competitive pressure on selling prices in the MRI marketplace for magnets and materials;
         -anticipated sales of refrigerants occur; and, -reductions in production costs in both business segments continue.

In addition, fiscal 1999 will include the operations of Polycold for the full year. Polycold was acquired in November, 1997 as described in "Liquidity and Capital Commitments".

         Company-funded product research and development expenses increased 19.9% in fiscal 1998, almost all of which resulted from the recent acquisitions, compared to a 35.5% increase in fiscal 1997. Company-funded product research and development spending increased in all business segments. Because the Company is no longer qualified as a small business and thus is not eligible for certain government-funded research awards, external funding for research and development expenses continues to decline, and has been replaced by internal funding.

         Marketing, general and administrative expenses grew 31.6% in fiscal 1998 compared with growth of 27.5% in fiscal 1997. This was due primarily to the recent acquisitions, increased marketing expenses for APD Cryogenics, and a non-cash charge of $600,000 associated with the issuance of a warrant to Sumitomo Corporation of America in connection with a distribution agreement. The increase in fiscal 1997 was due to the creation of two separate organizations:
InterCool Energy Corporation ("ICE") in fiscal 1996, and, IMiG MRI, LLC ("IMiG"), a joint venture with Surrey Medical Imaging Systems Limited ("SMIS"), in fiscal 1997. ICE's purpose is to develop and market FRIGC(R) refrigerants. IMiG was formed to commercialize a new, low-cost permanent magnet-based magnetic resonance imaging system. In fiscal 1998, the Company discontinued IMiG and named Trex Medical Corporation as the exclusive world-wide distributor for the IMiG MRI system.

         In fiscal 1998 the Company began to separately report the amortization of intangible assets due to the significance of such expense resulting from the acquisitions of MAI and Polycold. The excess of the purchase price over the fair market value of net assets acquired for these acquisitions is being written off over 15 years.

         Interest income declined in fiscal 1998 because a substantial portion of invested cash was used for acquisitions and investments in and advances to affiliates. Equity in net loss of unconsolidated affiliates increased because the affiliates had higher losses in the current fiscal year.

         Interest expense was slightly higher in fiscal 1998 principally due to the issuance of a short-term note as part of the Polycold acquisition and was lower in fiscal 1997 due to the repayment of $2,167,000 of installment notes in December, 1996.

         The Company's effective income tax rate increased in fiscal 1998 to 42%, up from 35% in fiscal 1997, due mainly to the effect of non-deductible amortization of intangible assets associated with the recent acquisitions. Fiscal 1997 benefited from the utilization of certain tax credits. See Note G of Notes to Consolidated Financial Statements, located elsewhere in this report, for detailed information regarding income taxes.

         In May, 1997, the Company entered into a distributorship agreement with Sumitomo Corporation of America to market FR-12 refrigerant in the Asia-Pacific market. In June, 1997, the Company entered into a Warrant Agreement with Sumitomo under which Sumitomo could purchase up to 1,200,000 shares of Common Stock. Sumitomo paid $120,000 for the rights to the warrants. The Company issued an initial warrant (which expires on November 16, 1998) to purchase 500,000 shares at $12.50 per share. In connection with the initial Warrant, the Company incurred a non-cash charge of $600,000 in fiscal 1998.

         In July, 1998, the Company announced that it was extending the near-term marketing emphasis of FRIGC(R) refrigerants to commercial stationary applications because of the unsatisfactory penetration of the U.S. mobile market and the larger-than-projected availability of Freon R-12. It also announced that it had appointed three additional North American distributors and was restructuring its international distribution plan to have several non-exclusive international distributors.

Segment Discussion

         Magnetic Products Segment. This segment consists of the design, development, manufacture and sale of superconductive magnets and materials, permanent magnets, RF coils, and other magnetic products. Sales for the segment increased 13.4% in fiscal 1998 compared to a decline of 9.2% in fiscal 1997, principally due to the inclusion of MAI for the full year. Magnet system sales (including MAI) increased by 15.5% in fiscal 1998 compared with an increase of 6.8% in fiscal 1997. Material sales increased approximately 4% in fiscal 1998 compared to a decline of approximately 46% in fiscal 1997. The sales decline in this segment in fiscal 1997 was principally due to substantially lower superconducting material sales to a major customer who decided not to renew a long-term supply agreement. Sales to this customer increased in fiscal 1998. In fiscal 1998 gross profit margins increased for both magnet products and superconducting materials due to continued cost improvements, higher sales and improved product mix, including MAI's impact on the full year. Gross margins in fiscal 1997 increased for magnet products due to a more favorable product mix and improved production costs, but declined substantially for materials due to lower sales volume and continued yield losses in wire manufacturing.

         Refrigeration Products Segment. This segment, which consists of the design, development, manufacture and sale of cryogenic refrigeration equipment and refrigerants, had increased sales of approximately 3% in fiscal 1998 and 20% in fiscal 1997. Fiscal 1998 includes Polycold sales for six months, which slightly exceeded the reduction in sales of FRIGC(R) refrigerants and APD Cryogenics' refrigeration equipment due to reduced demand for both product lines. The increase in fiscal 1997 was primarily the result of sales of FR-12(TM) refrigerant and a substantial increase in sales of laboratory and Cryotiger systems. Gross margin, as a percentage of net sales, increased slightly in fiscal 1998 and 9.3% in fiscal 1997. The fiscal 1997 increase was due to cost reductions for refrigerants and cryogenic refrigeration equipment.

         See Note J of Notes to Consolidated Financial Statements, located elsewhere in this report, for financial information by industry segment.

Year 2000 Compliance

         The Company has developed and is implementing an assessment and remediation plan to identify and fix any potential problems that could occur because of a computer's failure to properly deal with the Year 2000 and beyond. This plan encompasses all of the Company's business entities, business partners and all suppliers of materials and services. While, at present, the Company believes that the cost of completing the plan will not be material, and that the risks to the Company with respect to Year 2000 issues are not significant, the Company cannot, at this time, fully assess the potential impact. If risks are identified during the Company's Year 2000 review, the Company will take steps to eliminate or reduce such risks.

         The Company is in the process of installing a new computer software system common to all its operating locations together with additional hardware at a cost estimated to be between $1,500,000 and $2,000,000. The implementation of this software is expected to be completed during the Company's current fiscal year. Most of these costs will be capitalized.

                        LIQUIDITY AND CAPITAL COMMITMENTS

         In fiscal 1998 the Company generated net cash of $6,422,000 from operating activities, which, together with available cash, was used to purchase property, plant and equipment, to make additional investments in SMIS and an investment in KryoTech, Inc., to purchase Treasury Stock, repay debt and to acquire Polycold.

         On November 24, 1997, the Company acquired Polycold of San Rafael, CA., a manufacturer of low-temperature refrigeration systems including water vapor cryopumps, cryocoolers, cold trap chillers and gas chillers, for an aggregate consideration of approximately $16,500,000 consisting of a 90-day promissory note for $6,821,000, 281,568 shares of the Company's Common Stock and 69,992 shares of Series A Preferred Stock, which is redeemable in cash or Common Stock at the option of the Company. The $10,175,000 excess of purchase price over the fair market value of net assets acquired is being amortized over 15 years. The Preferred Stock is redeemable in cash by the Company at any time at $100 per share. Also, the Company may convert some or all of the Preferred Stock into Common Stock at any time after December 11, 1998, but before December 1, 1999. If any of the Preferred Stock is not so converted by the Company, it shall automatically convert into Common Stock as of December 1, 1999. The conversion shall be effected by dividing the conversion price ($100 per share) by the average of the closing prices of the Common Stock on the ten trading days preceding the date of conversion. The promissory note was paid in March 1998 using working capital and $3,706,000 of cash acquired from Polycold.

         During fiscal 1998, under the Company's stock buy-back program, the Company repurchased a total of 465,500 shares of Common Stock for $4,066,000.

         During fiscal 1998, the Company increased its loans to SMIS by 900,000 British Pounds Sterling ("Pounds") ($1,479,000) at dates of advances and repayments, net of repayments. These loans bear interest at the rate of 11% per annum. Interest and principal are due and payable on December 31, 1998, but may be prepaid by SMIS without penalty. Subsequent to December 31, 1998, if the loans are not repaid, the Company has the right to tender the loans to SMIS in exchange for 1% of the "enlarged equity" of SMIS for each 100,000 Pounds of loans tendered. The "enlarged equity" equals the shares outstanding prior to the tender, plus those issued as a result of the tender. The amount of loans available for tender is equal to approximately 900,000 Pounds ($1,503,720) at May 31, 1998.

         During the year ended May 31, 1998, SMIS obtained line of credit financing in the amount of 2,500,000 Pounds ($4,177,000). The Company has guaranteed (by issuing a letter of credit) repayment of one half of the outstanding balance, up to 1,250,000 Pounds ($2,088,500) in the event of default by SMIS. Another of SMIS' shareholders guaranteed the balance. As of May 31, 1998, SMIS has drawn approximately 1,880,000 Pounds (approximately $3,141,000) against the line.

         In March 1998, the Company acquired 1,172,840 shares of the Series B Convertible Preferred Stock, $.01 par value per share of KryoTech, Inc., a privately-held corporation ("KryoTech"), and a warrant to purchase an additional 237,416 shares of the Series B Convertible Preferred Stock at $1.053 per share. The warrant expires in March, 2008. On an "as converted" basis, the Series B Convertible Preferred Shares equal approximately 21% of KryoTech.

         KryoTech, located in Columbia, S.C., develops, manufactures and markets value-added thermal management solutions for the computer industry. In connection with this investment, the Company has granted KryoTech exclusive worldwide rights to sell computer chip cooling equipment using the Company's refrigeration technology.

         See the Consolidated Statements of Cash Flows in the Consolidated Financial Statements, located elsewhere in this report, for a detailed description of the sources and uses of cash during fiscal 1998 as well as the two preceding years.

         The Company's capital resource commitments as of August 2, 1998 consisted principally of capital equipment commitments of approximately $970,000 and outstanding bank loans.

         The Company has a three year, unsecured $25,000,000 line of credit with two banks that bears interest at the London Interbank Offered Rate (LIBOR) plus
 .50%, or prime less .50%, and will expire in November, 2000, of which $2,000,000 was in use on August 2, 1998.

         The Company believes that it will have sufficient working capital to meet its needs for the short term by using internally generated funds and existing credit facilities. However, on a longer-term basis with substantial increases in sales volume and/or unusually large expenditure requirements to commercialize the FRIGC(R) family of refrigerants, the Company may be required to obtain additional lines of credit for working capital purposes and possibly make periodic public offerings or private placements in order to meet the liquidity needs of such growth. While the Company does not believe it will be restricted in financing such growth, there can be no assurances that such sources of financing will be available to the Company in sufficient amounts or on acceptable terms. Under such circumstances, the Company would expect to manage its growth within the financing available.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None


PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning directors called for by Item 10 of Form 10-K will be set forth under the heading "Election of Directors" in the Company's definitive proxy statement relating to the 1998 Annual Meeting of Shareholders (the "Proxy Statement"), and is hereby incorporated herein by reference.

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

1.        Financial Statements

         Report of Independent Auditors

         Consolidated Balance Sheets as of May 31, 1998 and May 25, 1997

         Consolidated Statements of Income for the fiscal years ended May 31, 1998, May 25, 1997 and May 26, 1996

         Consolidated Statements of Shareholders' Equity for the fiscal years ended May 31, 1998, May 25, 1997 and May 26, 1996

         Consolidated Statements of Cash Flows for the fiscal years ended May 31, 1998, May 25, 1997 and May 26, 1996

         Notes to Consolidated Financial Statements

2.       Schedule

         II Valuation and Qualifying Accounts

         All other schedules are not required or are inapplicable and, therefore, have been omitted.

3.       Exhibits

Articles of Incorporation and By-laws

*        3(i)     Restated Certificate of Incorporation

         3(ii)    By-laws, as amended (3) (Exhibit 3.2)

Instruments defining the rights of security holders, including indentures

         4.1      Form of Common Stock certificate (5) (Exhibit 4.1)

*        4.2      Intermagnetics General Corporation Indenture dated as of
                  September 15, 1993

*        4.3      Second Amended and Restated Loan and Agency Agreement dated as of October 23, 1997 among Corestates Bank, N.A. and
                  Intermagnetics General Corporation, APD Cryogenics Inc.,
                  Magstream Corporation, Medical Advances, Inc. and InterCool
                  Energy Corporation

*        4.4      First Amendment dated as of May 18, 1998 to the Second Amended and Restated Loan Agreement dated as of October 23, 1997 among
                  Corestates Bank, N.A. and Intermagnetics General Corporation,
                  APD Cryogenics Inc., Magstream Corporation, Medical Advances,
                  Inc. and InterCool Energy Corporation

Material Contracts

         10.1 Agreement Restating and Superseding Lease and Granting Rights to Use Common Areas and Other Rights dated as of December 23, 1991 between Waterbury Industrial Commons Associates, IGC Advanced Superconductors Inc. and Intermagnetics General Corporation (5) (Exhibit 10.1)

+        10.2     1990 Stock Option Plan (4) (Appendix A)

+        10.3     1981 Stock Option Plan, as amended (2) (Exhibit 10.7)

+        10.4     Supplemental Executive Benefit Agreement (1) (Exhibit 10.37)

         10.5 Agreement dated June 2, 1992 between Philips Medical Systems Nederlands B.V. and Intermagnetics General Corporation for sales of magnet systems (7) (Exhibit 10.6)

         10.6 Amendment No. 3 dated January 1, 1997 to the Agreement of June 2, 1992 between Philips Medical Systems Nederlands B.V. and Intermagnetics General Corporation for sales of magnet systems
                  (8) (Exhibit 10.6)

+*       10.7     Employment Agreement dated April 20, 1998 between
                  Intermagnetics General Corporation and Carl H. Rosner

+*       10.8     Employment Agreement dated April 1, 1997 between
                  Intermagnetics General Corporation and Glenn H. Epstein

+        10.9     Employment Agreement dated March 10, 1997 between
                  Intermagnetics General Corporation and Richard J. Stevens (9)
                  (Exhibit 10.1)

+        10.10    Employment Agreement dated November 24, 1997 between
                  Intermagnetics General Corporation and Ronald W. Sykes (10)
                  (Exhibit 10.1)

         10.11 Share Purchase Agreement, dated January 23, 1992, by and between Ultralife Batteries, Inc. and Intermagnetics General Corporation (6) (Exhibit 10.1)


Subsidiaries of the registrant

*        21       Subsidiaries of the Company

Consents of experts and counsel

*        23       Consent of KPMG Peat Marwick LLP with respect to the
                  Registration Statements Numbers 2-80041, 2-94701, 33-2517,
                  33-12762, 33-12763, 33-38145, 33-44693, 33-50598, 33-55092,
                  33-72160, 333-10553 and 333-42163 on Form S-8.

----------------------------------------------------

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

         (4) Exhibit incorporated herein by reference to the Proxy Statement dated October 4, 1991 for the 1991 Annual Meeting of Shareholders.

         (5) Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1992, as amended by Amendment No. 1 on Form 8 dated November 17, 1992.

         (6) Exhibit incorporated herein by reference to the Quarterly Report on Form 10-Q filed by the Company for the six months ended November 29, 1992.

         (7) Exhibit incorporated herein by reference to the Annual Report on Form 10-K/A2 for the fiscal year ended May 29, 1994. Portions of this Exhibit were omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to an Application for Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

         (8) Exhibit incorporated herein by reference to the Annual Report on Form 10-K/A filed by the Company for the fiscal year ended May 25, 1997.

         (9) Exhibit incorporated herein by reference to the Current Report of Form 8-K filed by the Company on March 10, 1997.

         (10) Exhibit incorporated herein by reference to the Current Report of Form 8-K filed by the Company on November 24, 1997.


* Filed with the Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

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

                       INTERMAGNETICS GENERAL CORPORATION

Date: August 27, 1998            By:  /s/ Carl H. Rosner
                                      ------------------------------------
                                      Carl H. Rosner
                                      Chairman and Chief Executive Officer


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

Name                              Capacity                       Date
----                              --------                       ----
    /s/ Carl H. Rosner            Chairman and                   August 27, 1998
    ---------------------------   Chief Executive Officer
    Carl H. Rosner                (principal executive
                                  officer) and Director

    /s/ Glenn H. Epstein          President, Chief Operating     August 27, 1998
    ---------------------------   Officer and Director
    Glenn H. Epstein


    /s/ Michael C. Zeigler        Senior Vice President-         August 27, 1998
    ---------------------------   Finance; Chief Financial
    Michael C. Zeigler            Officer (principal financial
                                  and accounting officer)


    /s/ Joseph C. Abeles          Director                      August 27, 1998
    ---------------------------
    Joseph C. Abeles


    /s/ John M. Albertine         Director                       August 27, 199
    ---------------------------
    John M. Albertine


    /s/ Edward E. David, Jr.      Director                       August 27, 1998
    ---------------------------
    Edward E. David, Jr.


    /s/ James S. Hyde             Director                       August 27, 1998
    ---------------------------
    James S. Hyde


    /s/ Thomas L. Kempner         Director                       August 27, 1998
    ---------------------------
    Thomas L. Kempner


    /s/ Stuart A. Shikiar         Director                       August 27, 1998
    ---------------------------
    Stuart A. Shikiar


    /s/ Sheldon Weinig            Director                       August 27, 1998
    ---------------------------
    Sheldon Weinig

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermagnetics General Corporation and subsidiaries as of May 31, 1998 and May 25, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                            /s/ KPMG Peat Marwick LLP


Albany, New York
July 14, 1998

CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                         May 31,               May 25,
                                                                          1998                  1997
                                                                        ---------             ---------
ASSETS
CURRENT ASSETS
  Cash and short-term investments                                       $  2,993               $ 12,667
  Trade accounts receivable, less allowance
    (1998 - $350; 1997 - $302)                                            14,802                 16,899
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                      4,660                  3,543
  Inventories:
    Finished products                                                      1,045                    811
    Work in process                                                       18,313                 14,196
    Materials and supplies                                                13,491                 11,410
                                                                        --------               --------
                                                                          32,849                 26,417
  Deferred income taxes                                                    3,583                  2,453
  Prepaid expenses and other                                               1,423                    819

                                                                        --------               --------
    TOTAL CURRENT ASSETS                                                  60,310                 62,798

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                    1,479                  1,479
  Buildings and improvements                                              16,604                 16,425
  Machinery and equipment                                                 39,421                 36,181

  Leasehold improvements                                                     649                     35
                                                                        --------               --------
                                                                          58,153                 54,120
  Less allowances for depreciation and amortization                       32,445                 28,616
                                                                        --------               --------
                                                                          25,708                 25,504
  Equipment in process of construction                                     2,231                  3,048
                                                                        --------               --------
                                                                          27,939                 28,552

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                            3,450                  3,112
  Other investments                                                        9,888                  4,986
  Investment in affiliate                                                  2,854                  3,946
  Notes receivable from affiliate                                          2,476                    972
  Excess of cost over net assets acquired, less
    accumulated amortization (1998 - $1,166; 1997 - $169)                 18,966                  9,538
  Other assets                                                             1,893                  1,985
                                                                        --------               --------

    TOTAL ASSETS                                                        $127,776               $115,889
                                                                        ========               ========


                                                                     (Continued)

                                                                                             May 31,                 May 25,
                                                                                              1998                    1997
                                                                                       ----------------        ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                                         $     272                $     259
  Accounts payable                                                                              6,076                    6,441
  Salaries, wages and related items                                                             3,647                    2,660
  Customer advances and deposits                                                                  298                      811
  Product warranty reserve                                                                        996                      911
  Accrued income taxes                                                                          2,411                    1,453
  Other liabilities and accrued expenses                                                        1,117                      917
                                                                                            ---------                ---------
    TOTAL CURRENT  LIABILITIES                                                                 14,817                   13,452

LONG-TERM DEBT, less current portion                                                           28,833                   29,105
DEFERRED INCOME TAXES                                                                             325                      245

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - 69,992 shares                                                      6,999
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      1998 - 13,334,280 shares
      1997 - 12,892,084 shares                                                                  1,334                    1,264
  Additional paid-in capital                                                                   81,008                   74,378
  Accumulated deficit                                                                          (1,081)                  (1,643)
  Unrealized gain on available for sale securities, net                                           850                      613
  Foreign currency translation adjustments                                                       (354)                     (16)
                                                                                            ---------                ---------
                                                                                               88,756                   74,596
  Less cost of Common Stock in treasury
    (1998 - 562,175 shares; 1997 - 163,700 shares)                                             (4,955)                  (1,509)
                                                                                            ---------                ---------
    TOTAL SHAREHOLDERS EQUITY                                                                  83,801                   73,087
                                                                                            ---------                ---------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $ 127,776                $ 115,889
                                                                                            =========                =========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                                        Fiscal Year Ended
                                                                   ---------------------------------------------------------------
                                                                      May 31,                 May 25,                 May 26,
                                                                        1998                   1997                    1996
                                                                   ----------------     -----------------        -----------------

Net sales                                                            $ 95,894                $ 87,052                $ 88,467
Cost of products sold                                                  60,209                  60,852                  66,188
                                                                     --------                --------                --------

Gross margin                                                           35,685                  26,200                  22,279

Product research and development                                        8,128                   6,779                   5,003
Marketing, general and administrative                                  20,840                  15,836                  12,420
Amortization of intangible assets                                       1,203                     333                     154
                                                                     --------                --------                --------
                                                                       30,171                  22,948                  17,577
                                                                     --------                --------                --------

Operating income                                                        5,514                   3,252                   4,702
Interest and other income                                               2,364                   2,961                   4,138
Realized gain on sale of available for sale securities                                                                  1,414
Interest and other expense                                             (2,125)                 (1,996)                 (2,624)
Equity in net loss of unconsolidated affiliates                        (1,009)                   (182)                   (748)
                                                                     --------                --------                --------
  Income before income taxes                                            4,744                   4,035                   6,882
Provision for income taxes                                              1,991                   1,420                   2,455
                                                                     --------                --------                --------

NET INCOME                                                           $  2,753                $  2,615                $  4,427
                                                                     ========                ========                ========

Earnings per Common Share:
  Basic                                                              $    .22                $    .21                $    .37
                                                                     ========                ========                ========
  Diluted                                                            $    .21                $    .20                $    .35
                                                                     ========                ========                ========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
INTERMAGNETICS GENERAL CORPORATION
Fiscal Years Ended May 31, 1998, May 25, 1997, May 26, 1996
(Dollars in Thousands)

                                                                                             Unrealized
                                                                                           Gain/(Loss) on     Foreign
                                                                  Additional                  Available       Currency
                                                     Common        Paid-in    Accumulated   For Sale        Translation   Treasury
                                                      Stock        Capital     Deficit     Securities, net   Adjustments    Stock
                                                  ------------  ------------  -----------  ---------------- ------------  ---------
Balances at May 28, 1995                               $1,108       $55,166      $(2,495)        $1,787            $(46)   $(2,215)
Net income                                                                         4,427
Tax benefit from exercise of stock options                              837
Sale of 217,778 shares of Common Stock,
  including receipt of 17,072 shares of
  Treasury Stock, upon exercise of stock
  options                                                  21         1,236                                                   (275)
Sale of 7,875 shares of Common Stock
  to IGC Savings Trust                                      1           140
Stock dividends and payment for
  fractional shares                                        23         3,623       (3,659)
Unrealized gain on available for
  sale securities, net                                                                              559
Unrealized loss on foreign currency
  translation                                                                                                       (50)
Purchase of 62,700 shares of Treasury Stock                                                                                   (985)
Conversion of $8,375,000 of 5.75% convertible
  subordinated debentures                                  55         8,038
                                                  ------------  ------------  -----------  -------------   ------------- ----------
Balances at May 26, 1996                                1,208        69,040       (1,727)         2,346             (96)    (3,475)
Net income                                                                         2,615
Tax benefit from exercise of stock options                              412
Sale of 133,024 shares of Common Stock,
  including receipt of 15,644 shares of
  Treasury Stock, upon exercise of stock
  options                                                  13           669                                                   (185)
Sale of 8,356 shares of Common Stock
  to IGC Savings Trust                                      1           116
Stock dividends and payments for
  fractional shares                                        23         2,495       (2,531)
Unrealized loss on available for
  sale securities, net                                                                           (1,733)
Unrealized gain on foreign currency
  translation                                                                                                        80
Purchase of 291,100 shares of Treasury Stock                                                                                (3,358)
Issuance of 678,517 shares of Common Stock,
  including 474,895 Treasury Shares in
  payment for acquisition                                  19         1,646                                                  5,509
                                                  ------------  ------------  -----------  -------------   ------------- ----------
Balances at May 25, 1997                                1,264        74,378       (1,643)           613             (16)    (1,509)
Net income                                                                         2,753
Tax benefit from exercise of stock options                              177
Sale of 132,214 shares of Common Stock,
  including receipt of 21,993 shares of
  Treasury Stock, upon exercise of stock
  options                                                  13           739                                                   (226)
Sale of 7,023 shares of Common Stock
  to IGC Savings Trust                                      1            69
Stock dividends and payments for
  fractional shares                                        25         2,157       (2,191)
Unrealized gain on available for
  sale securities, net                                                                              237
Unrealized loss on foreign currency
  translation                                                                                                      (338)
Purchase of 465,800 shares of Treasury Stock                                                                                (4,065)
Issuance of 312,650 shares of Common Stock
  and 69,992 shares of Series A Preferred Stock
  in payment for acquisitions                              31         2,719
Issuance of 89,018 shares of Treasury Stock
  for purchase of inventory                                              25                                                    845
Issuance of warrant to acquire 500,000
  shares of Common Stock                                                720
Other                                                                    24
                                                  ------------  ------------  -----------  -------------   ------------- ----------
Balances at May 31, 1998                               $1,334       $81,008      $(1,081)        $  850          $ (354)   $(4,955)
                                                  ============  ============  ===========  =============   ============= ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)

                                                                                             Fiscal Year Ended
                                                                               -----------------------------------------------
                                                                                 May 31,          May 25,          May 26,
                                                                                  1998             1997             1996
                                                                               -------------   --------------   --------------
OPERATING ACTIVITIES
Net income                                                                          $ 2,753          $ 2,615          $ 4,427
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                     5,424            3,964            3,165
    Provision for deferred taxes                                                     (1,028)            (589)            (533)
    Other non-cash activity                                                                             (255)
    Non-cash expense from warrants issued                                               600
    Imputed interest on unsecured notes                                                                  137              210
    Equity in net loss of unconsolidated affiliates                                   1,009              182              748
    Gain on sale of available for sale securities                                                                      (1,414)
    Loss (gain) on sale and disposal of assets                                           60             (374)
    Change in operating assets and liabilities, net of effects of acquisitions:
      (Increase) decrease in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                      3,494            3,299           (1,270)
      (Increase) decrease in inventories and prepaid expenses and other              (5,579)          (1,447)           1,482
      Increase in accounts payable and accrued expenses                                  27              919            3,365
      Change in foreign currency translation adjustments                               (338)              80              (50)
                                                                               -------------   --------------   --------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                          6,422            8,531           10,130

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                           (3,146)          (5,446)          (4,079)
Proceeds from sale of assets                                                             92              935
Proceeds from sale of available for sale securities                                                                     1,927
Acquisitions, net of cash acquired                                                   (3,115)          (4,139)
Investment in and advances to unconsolidated affiliates                              (6,855)            (972)          (2,070)
Repayment of advances by unconsolidated affiliate                                       470
(Increase) decrease in other assets                                                      66               83             (121)
                                                                               -------------   --------------   --------------
    NET CASH USED IN INVESTING ACTIVITIES                                           (12,488)          (9,539)          (4,343)

FINANCING ACTIVITIES
Proceeds from sale of warrants                                                          120
Purchase of Treasury Stock                                                           (4,065)          (3,358)            (985)
Proceeds from sales of Common Stock                                                     596              614            1,123
Principal payments on note payable and long-term debt                                  (259)          (2,277)            (238)
                                                                               -------------   --------------   --------------
    NET CASH USED IN FINANCING ACTIVITIES                                            (3,608)          (5,021)            (100)
                                                                               -------------   --------------   --------------

INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                               (9,674)          (6,029)           5,687

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                               12,667           18,696           13,009
                                                                               -------------   --------------   --------------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                    $ 2,993          $12,667          $18,696
                                                                               =============   ==============   ==============

SUPPLEMENTAL  SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Exchange of Common Stock in partial payment of exercise
  price on options                                                                 $    226         $    185         $    275
                                                                               =============   ==============   ==============

Issuance of Common Stock, Preferred Stock, and Treasury Stock
  for acquisitions                                                                  $ 9,749          $ 7,174
                                                                               =============   ==============

Issuance of Treasury Stock for purchase of inventory                               $    870
                                                                               =============

Tax benefit from exercise of stock options                                         $    177         $    412         $    837
                                                                               =============   ==============   ==============

Stock dividends                                                                     $ 2,191          $ 2,531         $  3,659
                                                                               =============   ==============   ==============

Conversion of debt to equity, net of deferred debt issue
  cost reduction of $282                                                                                              $ 8,093
                                                                                                                ==============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INTERMAGNETICS GENERAL CORPORATION

NOTE A - ACCOUNTING POLICIES

Description of Business:

Intermagnetics General Corporation (the "Company") operates in two industry segments: Magnetic Products and Refrigeration Products. The Magnetic Products segment consists primarily of the manufacture and sale of superconductive materials, magnets, permanent magnets and radio frequency coils used mainly in Magnetic Resonance Imaging ("MRI") for medical diagnostics. The majority of the Company's sales in this segment are to US and European customers. The Refrigeration Products segment consists of cryogenic refrigeration equipment produced by two subsidiaries, APD Cryogenics Inc. and IGC Polycold Systems Inc., and refrigerants which are sold by another subsidiary, InterCool Energy Corporation. Cryogenic refrigeration equipment is used in the vacuum deposition industry, the semiconductor manufacturing process, MRI, and in a variety of research applications. Refrigerants consist of a family of environmentally friendly refrigerants designed to replace recently banned CFC refrigerants. Sales of this segment are primarily to US and European customers. The Company operates on a 52/53 week year ending the last Sunday during the month of May. See Notes J and K for additional information regarding financial information by segment and sales to principal customers.

Basis of Presentation:

The Company is presenting its consolidated statements of income in a multi-step format and, accordingly, certain reclassifications of prior year amounts have been made to conform to this presentation.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company's 45% investment in ALSTOM Intermagnetics, 23% investment in Surrey Medical Imaging Systems Limited ("SMIS"), and 21% investment in KryoTech, Inc. ("KryoTech") are accounted for using the equity method of accounting.

Cash Flows:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Short-term investments ($68,000 at May 31, 1998 and $5,974,000 at May 25, 1997)
consist primarily of US Government and Agency obligations, commercial paper, and other corporate obligations and are stated at market. The Company considers these short-term investments to be cash equivalents for purposes of the Consolidated Statements of Cash Flows.

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

              Land improvements                          25 years
              Buildings and improvements             7 - 40 years
              Machinery and equipment                3 - 15 years
              Leasehold improvements                 2 - 15 years

Investments:

Certain investments are categorized as available for sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities". Available for sale securities are reported at fair value, with unrealized gains and losses included in shareholders' equity.

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

Income Taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Pension Plan:

The Company has a pension plan covering all eligible employees. Prior service costs are amortized over a period of 30 years. It is the policy of the Company to fund pension costs accrued on an annual basis.

Excess of Cost Over Net Assets Acquired:

Excess of cost over the fair value of net assets acquired in acquisitions is being amortized on a straight-line basis over 15 years. The Company periodically assesses recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur.

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

Per Share Amounts:

During the year ended May 31, 1998, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting "Earnings Per Share" ("EPS"). SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and related interpretations. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and specifies additional disclosure requirements.

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of Common Shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the entity (such as stock options). All prior-period EPS data have been restated to conform to the provisions of SFAS No. 128.

New Accounting Pronouncements:

In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements.

SFAS 130 is effective for fiscal years beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this Statement. The Company will comply with the reporting requirements of SFAS 130 beginning with the quarter ending August 30, 1998.

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

SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company will comply with the reporting requirements of SFAS 131 for the fiscal year ending May 30, 1999. Management anticipates that the effect of the adoption of SFAS 131 will not significantly impact the current presentation of the Company's segment disclosure as the current reportable segments are consistent with the "management approach" methodology outlined in SFAS 131.

In February, 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. The Company will comply with the reporting requirements of SFAS 132 for the fiscal year ending May 30, 1999.

In March, 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company will comply with the reporting requirements of SOP 98-1 for the fiscal year ending May 28, 2000. Management anticipates that the effect of adoption of SOP 98-1 will not have a material effect on the Company's consolidated financial statements.

In March, 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires the expensing of certain costs such as pre-operating expenses and organizational costs associated with a company's start-up activities. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The effect of adoption is required to be accounted for as a cumulative change in accounting principle. The Company will comply with the reporting requirements of SOP 98-5 for the fiscal year ending May 30, 1999. Management anticipates that the effect of adoption of SOP 98-5 will not have a material effect on the Company's consolidated financial statements.

In June, 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of SFAS 133 on the Company's consolidated financial statements.

NOTE B - ACQUISITIONS

On November 24, 1997, the Company issued a note for, and on March 11, 1998, paid $3,115,000 in cash, net of cash acquired, and issued 281,568 shares of Common Stock, valued at $8.879 per share, and 69,992 shares of Series A Preferred Stock, valued at $100 per share, for all of the outstanding shares of Polycold Systems International, Inc. ("Polycold") Common Stock.

The acquisition has been accounted for using the purchase method of accounting, and the results of operations of Polycold have been included in the consolidated financial statements since November 24, 1997, the date of acquisition. The excess of cost over the fair value of net assets acquired of approximately $10,175,000 is being amortized on a straight-line basis over 15 years.

On March 11, 1997, the Company paid $4,139,000 in cash, net of cash acquired, and issued 678,517 shares of Common Stock, valued at $10.573 per share, including 474,895 shares of Treasury Stock, for all of the outstanding shares of Medical Advances, Inc. ("MAI") Common Stock. The acquisition agreement provides for the issuance of up to 101,777 additional shares as part of the purchase price if the average of the Company's closing price on the American Stock Exchange during the ninety calendar day period following the release of earnings for fiscal 1997 is less than $11.053. During fiscal 1998 this contingency was resolved and the Company issued 31,082 additional Common Shares.

The acquisition has been accounted for using the purchase method of accounting, and the results of operations of MAI have been included in the consolidated financial statements since March 11, 1997, the date of acquisition. The excess of cost over the fair value of net assets acquired of approximately $9,700,000 is being amortized on a straight-line basis over 15 years.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company, Polycold and MAI as if the acquisitions had occurred at the beginning of fiscal year 1997, with pro forma adjustments to give effect to amortization of the excess of cost over the fair value of net assets acquired and interest income on short-term investments, together with related income tax effects.

(Dollars in Thousands, Except Per Share Amounts)

                                               Fiscal Year Ended
                                   ----------------------------------------
                                   May 31, 1998                May 25, 1997
                                   ------------                ------------
   Total revenue                     $107,518                    $110,722
   Net income                           2,900                       3,687
   Earnings per Common Share:
     Basic                                .22                         .28
     Diluted                              .21                         .26

Total amortization of excess of cost over the fair value of net assets acquired for the fiscal years ended May 31, 1998, May 25, 1997, and May 26, 1996 amounted to $997,000, $169,000, and $0, respectively.

NOTE C - INVESTMENTS AND NOTES RECEIVABLE

Available for Sale Securities:

As of May 31, 1998 and May 25, 1997, the Company owned 975,753 shares (approximately 9%) of the common stock of Ultralife Batteries, Inc. ("Ultralife"), a manufacturer of lithium batteries, acquired at a cost of $7,015,000. The market value of the Company's total investment in Ultralife, the sale of which is restricted under US Securities laws, was $11,221,000 and $10,123,000 at May 31, 1998 and May 25, 1997, respectively. The cost and market value of "Available for Sale" securities, representing those shares saleable under Securities laws, were as shown below:

                                        May 31, 1998               May 25, 1997
                                        ------------               ------------

Cost                                     $2,154,000                  $2,154,000
Gross unrealized holding gain             1,296,000                     958,000
                                         ---------                   ----------
Market value                             $3,450,000                  $3,112,000
                                         ==========                  ==========

During fiscal 1996, the Company sold 85,000 shares, with proceeds from the sale totaling $1,927,000, resulting in a pretax gain of $1,414,000. The cost of the securities sold was based on specific identification of the securities held at the time of sale. There were no such sales in fiscal 1998 and 1997.

The balance of the Ultralife investment is included at cost in other investments.

Other Investments:

Investments in other securities at May 31, 1998 and May 25, 1997 consist of:

(Dollars in Thousands)
                                             1998          1997
                                            -------      -------

             Ultralife                        4,861        4,861
             KryoTech                         4,710
             Other                              317          125
                                            -------      -------
                                            $ 9,888      $ 4,986
                                            =======      =======

On March 23, 1998, the Company acquired 1,172,840 shares of the Series B Convertible Preferred Stock, $.01 par value per share, of KryoTech, a privately-held, South Carolina corporation, and a warrant to purchase an additional 237,416 shares, at a cost of $4,750,000. The warrant may be exercised, in whole or in part, at any time on or before March 23, 2008 at a price equal to $1.053 per share. On an as-converted basis, the Company's holdings represent approximately 20.7% of the outstanding voting securities, on a fully diluted basis, of KryoTech.

KryoTech was formed on March 15, 1996 for the purpose of developing, marketing, manufacturing and selling thermal management products, which are designed specifically for the computer industry. The Preferred shares have the same voting rights as Common Stock. Accordingly, the Company is accounting for its investment in KryoTech using the equity method of accounting. The acquisition cost exceeded the underlying equity in net assets by $3,645,000, which is being amortized over a period of 15 years. At May 31, 1998, accumulated amortization was $40,000. As KryoTech is privately held, the market value of this investment is not readily determinable.

Investment and Advances - SMIS:

As of May 31, 1998 and May 25, 1997 the Company owned 354,223 ordinary shares (approximately 23%) of SMIS acquired at a cost of $3,530,000. SMIS is a European company engaged in the manufacture and sale of electronics and software for magnetic resonance imaging and nuclear magnetic resonance spectroscopy applications. The Company is accounting for its investment in SMIS under the equity method of accounting. The acquisition cost exceeded the underlying equity in the net assets by $3,298,000, which is being amortized over a period of 40 years. At May 31, 1998 and May 25, 1997, accumulated amortization was $247,000 and $164,000, respectively. As SMIS is privately held, the market value of this investment is not readily determinable.

In addition, the Company purchased 980,000 SMIS redeemable preference shares during the year ended May 26, 1996 at a cost of $1,511,000. These shares are non-voting unless SMIS is unable to attain certain specified financial targets and are redeemable on the earlier of October 31, 1997 or the date of a public offering; however, SMIS did not redeem them on their due date. The shares carry a cumulative redemption premium of 15% per annum. The purchase of the preference shares included the acquisition of an option to purchase 2.5% of SMIS' Common Stock at a price of approximately $6 per share.

During the year ended May 25, 1997, the Company provided $972,000 of additional funding in the form of convertible notes to SMIS. The notes were non-interest bearing until February 27, 1998; thereafter, they bear interest at the rate of 15% per annum. They are immediately repayable, with accrued interest, in the event of certain conditions as outlined in the note agreement and are redeemable by SMIS at any time. The noteholders may require redemption at any time after February 26, 1998. The noteholders have the right at any time prior to redemption, to convert the notes plus accrued interest into capital stock of SMIS.

During the year ended May 31, 1998, the Company provided 900,000 British Pounds Sterling ("Pounds") (approximately $1,479,000) of additional loans to SMIS, net of amounts repaid during the year. These loans bear interest at 11% per annum and are due on December 31, 1998. Subsequent to December 31, 1998, if the loans are not repaid, the Company has the right to tender the loans to SMIS in exchange for 1% of the "enlarged equity" of SMIS for each 100,000 Pounds (approximately $164,000) of loans tendered. The "enlarged equity" equals the shares outstanding prior to the tender plus those issued as a result of the tender. The amount of loans available for tender is equal to approximately 900,000 Pounds (approximately $1,504,000) at May 31, 1998.

During the year ended May 31, 1998, SMIS obtained line of credit financing in the amount of 2,500,000 Pounds (approximately $4,177,000). The Company has guaranteed repayment of one half of the outstanding balance, up to 1,250,000 Pounds (approximately $2,088,500), in the event of default by SMIS. As of May 31, 1998, SMIS has drawn approximately 1,880,000 Pounds (approximately $3,141,000) against the line.


Following is selected financial information with respect to SMIS, contained in its internal financial statements as of April 30, 1998 and October 31, 1997 and for the six months and fiscal year then ended, respectively:

     (Dollars in Thousands)                April 30,           October 31,
                                             1998                 1997
                                      ----------------        -------------
     Current assets                           $5,265               $4,060
     Non-current assets                          446                  576
     Current liabilities                       5,395                5,040
     Non-current liabilities                   3,025                2,746
     Redeemable Preferred Stock                5,497                5,508

                                                               Fiscal Year
                                      Six Months Ended        Ended October
                                       April 30, 1998            31, 1997
                                      ----------------        -------------

     Net sales                                $1,995               $6,153
     Gross margin                                652                2,062
     Loss from continuing operations           1,496                3,576
     Net loss                                  1,496                3,576


NOTE D - NOTES PAYABLE AND LONG-TERM DEBT

The Company has an unsecured line of credit of $25,000,000, which expires in November 2000, none of which was in use on May 31, 1998. The Company may elect to apply interest rates to borrowings under the line which relate to either the London Interbank Offered Rate (LIBOR) or prime, whichever is the most favorable.

Long-term debt consists of the following:

(Dollars in Thousands)                              May 31,             May 25,
                                                     1998                 1997
                                                    -------             -------
Revenue bonds                                      $  1,650            $  1,725
Mortgage payable                                      5,830               6,014
Convertible debentures                               21,625              21,625
                                                    -------             -------
                                                     29,105              29,364
Less current portion                                    272                 259
                                                    -------             -------
Long-term debt                                      $28,833             $29,105
                                                    =======             =======

Revenue bonds consist of a subsidiary's obligation under an agreement with an Economic Development Authority with respect to revenue bonds issued in connection with the acquisition of certain land, building and equipment acquired at a total cost of $2,408,000. The bonds bear interest at a weekly adjustable annual rate (convertible to fixed rate at the option of the Company) which averaged 4.04% for the year ended May 31, 1998 (3.88% for the year ended May 25, 1997). The bonds mature serially in amounts ranging from $100,000 in December, 1998 to $200,000 in December, 2009. In the event of default or upon the occurrence of certain conditions, the bonds are subject to mandatory redemption at prices ranging from 100% to 103% of face value. As long as the interest rate on the bonds is adjustable weekly, the bonds are redeemable at the option of the Company at face value. The Company makes monthly advance payments to restricted cash accounts in amounts sufficient to meet the interest and principal payments on the bonds when due. The balances of these accounts, included in "Cash and Short-Term Investments" on the accompanying Consolidated Balance Sheets, were $51,000 at May 31, 1998 and $32,000 at May 25, 1997.

The mortgage payable bears interest at the rate of 7.5% and is payable in monthly installments of $52,000, including principal and interest, through April 2001 with a final payment of $5,155,000 due in May 2001. The loan is secured by land and buildings and certain equipment acquired at a cost of approximately $10,800,000.

Convertible debentures at May 31, 1998 consist of $21,625,000 of 5.75% convertible subordinated debentures due September, 2003, issued in a private placement. The debentures are convertible into Common Stock at approximately $14.272 per share. Interest on the debentures is payable semi-annually. The debentures are redeemable, in whole or in part, at the option of the Company at any time at prices ranging from 103.450% to 100.575%. The debentures also provide for redemption at the option of the holder upon a change in control of the Company, as defined, and are subordinated to senior indebtedness, as defined.

Aggregate maturities of long-term debt for the next five fiscal years are: 1999
- $272,000; 2000 - $312,000; 2001 - $5,521,000; 2002 - $100,000; and 2003 -
$125,000.

Interest paid for the years ended May 31, 1998, May 25, 1997, and May 26, 1996 amounted to $1,910,000, $1,800,000, and $2,214,000, respectively.

NOTE E - SHAREHOLDERS' EQUITY

In July, 1998, the Company declared a 2% stock dividend to be distributed on all outstanding shares, except Treasury Stock, on September 17, 1998. The consolidated financial statements have been adjusted retroactively to reflect this stock dividend in all numbers of shares, prices per share and earnings per share.

The Company has established two stock option plans: the 1981 Stock Option Plan and the 1990 Stock Option Plan. Shares and prices per share have been adjusted to reflect the 2% stock dividends declared in July, 1998, July, 1997 and May, 1996, respectively. The total shares authorized for grant under the 1981 and 1990 plans are 1,492,996 and 2,634,207, respectively.

Option activity under these plans was as follows:

                                                                Fiscal Year Ended
                          ----------------------------------------------------------------------------------------------
                                  May 31, 1998                    May 25, 1997                    May 26, 1996
                          ------------------------------ ------------------------------- -------------------------------
                                             Weighted                        Weighted                       Weighted
                                             Average                         Average                         Average
                            Number           Exercise         Number         Exercise        Number          Exercise
                           of Shares           Price        of Shares          Price        of Shares          Price
                           ---------           -----        ---------          -----        ---------        --------

Outstanding,
  beginning of year         1,687,977         $ 9.319         1,552,307       $ 8.656         1,553,157       $ 7.405

Granted                       353,485           9.567           365,221        10.785           222,870        14.505

Exercised                    (132,214)          5.684          (133,024)        5.124          (217,778)        5.758

Forfeited                    (106,544)         11.953           (96,527)        9.993            (5,942)        7.161
                           ----------                        ----------                    ------------

Outstanding,
  end of year               1,802,704           9.477         1,687,977         9.319         1,552,307         8.656
                            =========                         =========                       =========

Exercisable,
  end of year               1,060,485         $ 8.648           870,331       $ 7.842           690,026       $ 6.684
                            =========                        ==========                      ==========



                                                                      May 31, 1998
                              ------------------------------------------------------------------------------------------
                                              Options Outstanding                            Options Exercisable
                              ----------------------------------------------------    ----------------------------------
                                                                      Weighted
                                                  Weighted             Average                                Weighted
                                                   Average            Remaining                                Average
Range of Option  Exercise         Number          Exercise           Contractual            Number            Exercise
Prices                          Outstanding         Price               Life              Exercisable           Price
                              ---------------- ---------------- ------------------    -------------------  --------------

$3.265 to $6.553                    552,972         $ 4.956          3.9 years               496,682          $ 4.823
$7.779 to $10.813                   523,528           9.298          7.0 years               144,962            9.791
$11.253 to $13.127                  493,754          11.727          4.4 years               297,002           11.571
$13.428 to $20.142                  232,450          15.859          5.6 years               121,839           15.752
                                  ---------                                                ----------
                                  1,802,704         $ 9.477          5.1 years             1,060,485          $ 8.648
                                  =========                                                =========

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

The following pro forma net income and earnings per share information has been determined as if the Company had accounted for stock-based compensation awarded under the 1990 Stock Option Plan using the fair value-based method. Under the fair value method, the estimated fair value of awards would be charged against income ratably by installments over the vesting period. The pro forma effect on net income for fiscal years 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because, as required by SFAS 123, "Accounting for Stock Based Compensation", no consideration has been given to awards granted prior to fiscal 1996.

(Dollars in Thousands, Except Per Share Amounts)

                                                               Fiscal Year Ended
                            -------------------------- -- --------------------------- -- ---------------------------
                                  May 31, 1998                   May 25, 1997                   May 26, 1996
                            --------------------------    ---------------------------    ---------------------------
                             As Reported    Pro Forma       As Reported      Pro Forma    As Reported       Pro Forma
                             -----------    ---------       -----------      ---------     ---------       -----------
Net income                      $2,753        $1,816           $2,615        $1,886           $4,427        $4,311
Earnings per Common
   Sshare:
   Basic                           .22           .14              .21           .15              .37           .36
   Diluted                         .21           .14              .20           .15              .35           .34

The weighted average fair value of each option granted under the 1981 and 1990 Stock Option Plans during fiscal years 1998, 1997 and 1996 was $5.446, $6,550 and $10.333, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes Model with the following weighted average assumptions. The risk-free interest rates for fiscal years 1998, 1997 and 1996 were 5.9%, 6.3% and 6.6%, respectively. The expected volatility of the market price of the Company's Common Stock for fiscal years 1998, 1997 and 1996 grants was 55.3%, 58.4% and 56.8%, respectively. The expected average term of the granted options for fiscal years 1998, 1997 and 1996 was 5.9 years, 6.4 years and 6.2 years, respectively. There was no expected dividend yield for the options granted for fiscal years 1998, 1997 and 1996.

Following are the shares of Common Stock reserved for issuance and the related exercise prices for the outstanding stock options, convertible subordinated debentures, Preferred Stock, and Warrants at May 31, 1998:


                                                                             Number             Exercise Price
                                                                           of Shares                Per Share .
                                                                           ---------                -----------

1981 Stock Option Plan                                                        48,233               $3.265 to $4.605
1990 Stock Option Plan                                                     1,754,471              $4.103 to $20.142
Convertible subordinated debentures                                        1,515,207                        $14.272
Preferred Stock                                                              800,000
Warrants                                                                   1,200,000
                                                                           ---------
Shares reserved for issuance                                               5,317,911
                                                                           =========

In June 1997, the Company, as part of a long-term strategic alliance, entered into a Warrant Agreement with a distributor under which the distributor could purchase up to 1,200,000 shares of Common Stock. The distributor paid $120,000 for the rights to the warrants and an initial warrant (which expires on November 16, 1998) to purchase 500,000 shares at $12.50 per share was issued. Future warrants are conditioned on the distributor meeting specified performance levels and would be issued at market prices at that time. In connection with the initial warrant, the Company incurred a non-cash charge of $600,000 in fiscal 1998 which was included as marketing, general and administrative expense in the accompanying consolidated statement of income.

During the year ended May 31, 1998, the Company issued 69,992 shares of Series A Preferred Stock, valued at $100 per share, in connection with its acquisition of Polycold. These shares are redeemable, at the option of the Company, at any time, for cash of $100 per share, or after the first anniversary of their issuance, for Common Stock valued at $100 per share. In the event the shares have not been redeemed by November 30, 1999, or upon the occurrence of certain change of control events, they will automatically convert to Common Stock. The price of Common Stock used for redemption or conversion is based on the average trading price for a specified ten-day period preceding the redemption or conversion.

The Series A Preferred Stock issued by the Company is non-voting, and has no dividend or liquidation preference, but is entitled to participate in any cash dividend or liquidation distribution, on an "as converted" basis, with the Company's Common Stock.

During the year ended May 31, 1998, the Company issued 89,018 shares of Treasury Stock at fair market value in connection with the purchase of inventory from a supplier. In addition, in connection with the grant of a stock option to consultants, the Company recognized compensation cost of $24,000.

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

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at May 31, 1998 and May 25, 1997:

(Dollars in Thousands)                                                                      1998            1997
                                                                                         ---------       ---------
Actuarial present value of benefit obligation:
  Accumulated benefit obligation, including vested benefits of $7,096 and $4,949 as of May 31, 1998 and May 25, 1997,
  respectively                                                                            $ (7,325)       $ (5,125)
                                                                                          ========        ========

Projected benefit obligation for service rendered to date                                 $ (9,399)       $ (7,065)
Plan assets (consisting of common stock, US Government and
  corporate debt obligations and money funds), at fair value                                 9,583           7,114
                                                                                         ---------       ---------
Plan assets in excess of (less than) projected benefit obligation                              184              49
Unrecognized net gain from past experience different
  from that assumed and effects of changes in assumptions                                   (1,454)           (506)
Prior service cost not yet recognized in net periodic pension cost                             649              73
Unrecognized net transition obligation                                                          28              34
                                                                                         ---------       ---------
Accrued pension cost included in salaries, wages and related items                       $    (593)      $    (350)
                                                                                         =========       =========

The increase in unrecognized prior service cost at May 31, 1998 in the foregoing table was due to an update of earnings used for benefit calculations. This update sets the career average earnings for participants with service dates prior to 1990 at their average earnings for the period from December 1, 1990 through November 30, 1995.



Net pension cost includes the following components:
                                                                                    Fiscal Year Ended
                                                                         ------------------------------------------
                                                                         May 31,         May 25,           May 26,
  (Dollars in Thousands)                                                  1998            1997              1996
                                                                        -------         -------           -------

  Service cost - benefits earned during the period                      $   590         $   495           $   468
  Interest cost on projected benefit obligation                             571             453               410
  Actual return on plan assets                                           (2,370)           (474)             (398)
  Net amortization and deferral                                           1,850              15                15
                                                                        -------         -------           -------
  Net pension cost                                                      $   641         $   489           $   495
                                                                        =======         =======           =======

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% in the fiscal year ended May 31, 1998, 7.5% in the fiscal year ended May 25, 1997, and 8.0% in the fiscal year ended May 26, 1996. The rate of increase in future compensation levels used in determining the aforementioned obligation was 4.5% in the fiscal years ended May 31, 1998 and May 25, 1997, and 6.0% for May 26, 1996. The expected long-term rate of return on plan assets in the fiscal years ended May 31, 1998, May 25, 1997 and May 26, 1996, was 8.0%.

The Company also maintains an employee savings plan, covering substantially all employees, under Section 401(k) of the Internal Revenue Code. Under this plan, the Company matches a portion of employees' contributions. Expenses under the plan during the fiscal years ended May 31, 1998, May 25, 1997 and May 26, 1996 aggregated $350,000, $277,000 and $249,000, respectively.

The Company maintains supplemental retirement and disability plans for certain of its executive officers. These plans utilize life insurance contracts for funding purposes. Expenses under these plans were $67,000, $22,000 and $37,000 for the fiscal years ended May 31, 1998, May 25, 1997 and May 26, 1996, respectively.

NOTE G - INCOME TAXES

The components of the provision for income taxes are as follows:


(Dollars in Thousands)                                                   Fiscal Year Ended
                                              ------------------------------------------------------------------------
                                                      May 31, 1998             May 25, 1997              May 26, 1996
                                              ---------------------    ---------------------     ---------------------
Current
  Federal                                           $ 2,487                     $ 1,513                     $ 2,356
  State                                                 352                         280                         448
  Foreign                                               180                         216                         184
                                                    -------                     -------                     -------
    Total current                                     3,019                       2,009                       2,988
Deferred
  Federal                                              (920)                       (527)                       (477)
  State                                                (108)                        (62)                        (56)
                                                    -------                     -------                     -------
    Total deferred                                   (1,028)                       (589)                       (533)
                                                    -------                     -------                     -------

Provision for income taxes                          $ 1,991                     $ 1,420                     $ 2,455
                                                    =======                     =======                     =======


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:


(Dollars in Thousands)
                                                                      May 31, 1998               May 25, 1997
                                                                      ------------               ------------

Deferred tax assets:
  Inventory reserves                                                    $2,264                     $2,056
  Non-deductible accruals                                                1,161                        576
  Product warranty reserve                                                 431                        388
  Foreign subsidiaries                                                     317                        317
  Equity in net loss of unconsolidated
    affiliate                                                              736                        353
                                                                        ------                     ------
    Total gross deferred tax assets                                      4,909                      3,690
  Less valuation allowance                                                (604)                      (834)
                                                                        ------                     ------
    Deferred tax assets                                                  4,305                      2,856

Deferred tax liabilities:
  Unrealized gain on available for sale securities                        (446)                      (345)
  Depreciation differences                                                (446)                      (294)
  Other, net                                                              (155)                        (9)
                                                                        ------                     ------
    Total gross deferred tax liabilities                                (1,047)                      (648)
                                                                        ------                     ------

  Net deferred tax assets                                               $3,258                     $2,208
                                                                        ======                     ======

The foregoing assets and liabilities are classified in the accompanying consolidated balance sheets as follows:


(Dollars in Thousands)
                                                                      May 31, 1998               May 25, 1997
                                                                      ------------               ------------

  Net current deferred tax assets                                       $3,583                     $2,453
  Net long-term deferred tax liabilities                                   325                        245
                                                                        ------                     ------
                                                                        $3,258                     $2,208
                                                                        ======                     ======

During fiscal 1998, in connection with the acquisition of Polycold, the Company recorded $123,000 of deferred tax assets. During fiscal 1997, in connection with the acquisition of MAI, the Company recorded $75,000 of deferred tax assets.

The Company reduced the valuation allowance based on recent levels of taxable income and reasonable and prudent tax planning strategies. Changes made to the valuation allowance during fiscal 1998 and 1997 were $230,000 and $0, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. The Company had Federal taxable income of approximately $7,000,000 in fiscal 1998, $3,700,000 in fiscal 1997, and $5,600,000 in fiscal 1996. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The reasons for the differences between the provision for income taxes and the amount of income tax determined by applying the applicable statutory Federal tax rate to income before income taxes are as follows:

(Dollars in Thousands)                                                         Fiscal Year Ended
                                                       ------------------------------------------------------------------
                                                              May 31, 1998           May 25, 1997           May 26, 1996
                                                       --------------------    -------------------    -------------------

Pre-tax income at statutory tax rate (34%)                    $ 1,613                $ 1,372                  $ 2,340
State taxes, net of Federal benefit                               161                    200                      259
Benefit of Foreign Sales Corporation                             (288)                  (186)                    (172)
Non-deductible distribution expense                               204
Amortization of intangibles                                       392                    110                       42
Non-deductible loss on IMiG LLC                                    36                    151
Benefit of tax credits                                                                  (257)
Change in valuation allowance                                    (230)
Other, net                                                        103                     30                      (14)
                                                              -------                -------                  -------
Provision for income taxes                                    $ 1,991                $ 1,420                  $ 2,455
                                                              =======                =======                  =======

The Company paid income taxes, net of cash refunds received, of $1,815,000, $1,347,000, and $1,153,000 during the years ended May 31, 1998, May 25, 1997, and May 26, 1996, respectively.

NOTE H - PER SHARE INFORMATION

The following table provides calculations of basic and diluted earnings per share:

(Dollars in Thousands, Except Per Share Amounts)

                                                                      Fiscal Year Ended
                                            ---------------- --------------------------- ----- ------ --------
                                             May 31, 1998               May 25, 1997              May 26, 1996
                                             ------------               ------------              ------------

Income available to
  common stockholders                        $     2,753                $     2,615                $     4,427
                                             ===========                ===========                ===========

Weighted average shares                       12,755,733                 12,325,001                 11,976,697

Dilutive potential Common
  Shares:
  Convertible Preferred Stock                    325,925
  Stock options                                  323,519                    468,935                    843,159
                                             -----------                -----------                -----------
Adjusted weighted average
  shares                                      13,405,177                 12,793,936                 12,819,856
                                             ===========                ===========                ===========

Earnings per Common Share:
  Basic                                      $      0.22                $      0.21                $      0.37
                                             ===========                ===========                ===========
  Diluted                                    $      0.21                $      0.20                $      0.35
                                             ===========                ===========                ===========

Shares issuable upon conversion of warrants to purchase 500,000 Common Shares and shares issuable upon conversion of convertible debentures are considered in calculating "diluted" earnings per share, but have been excluded, as the effect would be anti-dilutive.

The Company declared a 2% stock dividend on July 21, 1998 to be distributed to shareholders on September 17, 1998. The Company distributed a 2% stock dividend to shareholders on September 16, 1997 and August 22, 1996. All data with respect to earnings per share, weighted average shares outstanding and common stock equivalents have been adjusted to reflect these stock dividends.

NOTE I - COMMITMENTS

The Company leases certain manufacturing facilities and equipment under operating lease agreements expiring at various dates through January, 2003. Certain of the leases provide for renewal options. Total rent expense was $400,000 for the year ended May 31, 1998, $331,000 for the year ended May 25, 1997, and $266,000 for the year ended May 26, 1996.

Future minimum rental commitments, excluding renewal options, under the noncancellable leases covering certain manufacturing facilities and equipment through the term of the lease are as follows:

      Fiscal Year
      -----------

         1999                    $   696,000
         2000                        596,000
         2001                        504,000
         2002                        265,000
         2003                         42,000
                                  ----------
         Total                    $2,103,000
                                  ==========

In addition to operating lease agreements, the Company also has a five-year maintenance agreement for $113,000 per year beginning January 1, 1999 for a newly implemented computer system.

At May 31, 1998, the Company's capital equipment commitments were approximately $950,000.

NOTE J - INFORMATION BY INDUSTRY SEGMENT

Net sales by business segment represent sales to unaffiliated customers. No significant transfers between segments have occurred. Income (loss) from operations represents net sales less operating expenses.

Identifiable assets are those used specifically in each segment's operations.

Income of foreign subsidiaries, primarily in the Refrigeration Products segment, amounted to $398,000, $565,000 and $171,000 in fiscal 1998, 1997 and 1996, respectively.

The Company's segment information is as follows:


(Dollars in Thousands)                                                 Fiscal Year Ended
                            --------------------------------------------------------------------------------------------------------
                                         May 31, 1998                     May 25, 1997                       May 26, 1996
                            -------------------------------     -------------------------------     --------------------------------
                            Magnetic  Refrigeration             Magnetic Refrigeration               Magnetic Refrigeration
                            Products    Products      Total     Products   Products       Total      Products   Products       Total
                            --------    --------      -----     --------  ---------       -----      --------   --------       -----
Net sales:
 Magnet systems             $45,460                 $45,460     $46,694                 $46,694      $45,562                $45,562
 Superconductive wire        11,131                  11,131      10,698                  10,698       19,822                 19,822
 R F Coils                   10,746                  10,746       1,981                   1,981
 Refrigeration products                 $28,557      28,557                $27,679       27,679                 $23,083      23,083
                           ---------    --------    --------    --------  ---------    ---------     --------   --------    --------
   Total                     67,337      28,557      95,894      59,373     27,679       87,052       65,384     23,083      88,467

Income (loss) from
  operations                  5,917        (403)      5,514       1,145      2,107        3,252        5,200       (498)      4,702

Net income (loss)             3,037        (284)      2,753       1,074      1,541        2,615        3,998        429       4,427

Identifiable assets          83,479      44,297     127,776      94,819     21,070      115,889       94,139     18,258     112,397

Depreciation and
 amortization expense         4,862         562       5,424       3,441        523        3,964        2,736        429       3,165

Additions to property,
 plant and equipment,
 exclusive of acquisitions    2,721         425       3,146       4,564        882        5,446        3,623        456       4,079

NOTE K - PRINCIPAL CUSTOMERS AND EXPORT SALES

Sales to significant customers, substantially all of which were sales by the Magnetic Products segment, during the last three fiscal years are as follows:

(Dollars in Thousands)

                                1998                            1997                            1996
                    -----------------------------    ----------------------------    ----------------------------
                                         % of                            % of                             % of
                        Sales           Sales            Sales           Sales           Sales           Sales

Customer A               $42,751           44.6%          $43,548          50.0%          $38,971          44.1%
Customer B                10,408           10.8%            7,378           8.5%           15,634          17.7%
                         -------           ----           -------          ----           -------          ----
Total                    $53,159           55.4%          $50,926          58.5%          $54,605          61.8%
                         =======           ====           =======          ====           =======          ====


The Company's net export sales for the fiscal years ended May 31, 1998, May 25, 1997, and May 26, 1996 totaled $57,266,000, $53,137,000 and $46,543,000, respectively, substantially all of which were to European customers.

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107, "Disclosures About Fair Value of Financial Instruments". Although the estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, the estimates presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and short-term investments, receivables, and accounts payable: The carrying amounts reported in the Consolidated Balance Sheets approximate their fair values.

Available for sale securities and other investments: The fair value of the Ultralife investment is estimated from market prices (see Note C). The fair values of the SMIS and KryoTech investments are not readily determinable as the companies are privately held.

The carrying value of long-term debt, including current portion, was approximately $29,100,000 and $29,400,000 at May 31, 1998 and May 25, 1997,
respectively, while the estimated fair value was $27,900,000 and $28,200,000, respectively, based upon interest rates available to the Company for issuance of similar debt with similar terms and remaining maturities.


NOTE M - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for fiscal 1998 and 1997 are as follows:

(Dollars in Thousands, Except Per Share Amounts)

                                                                                                   Earnings Per
                                                                                                --------------------
                                         Net                Gross              Net              Basic        Diluted
                                         Sales              Margin           Income             Share        Share
                                         -----              ------           ------             -----        -------
1998 Quarter Ended
  August 24, 1997                       $21,020            $8,048           $   461            $ .04         $ .04
  November 23, 1997                      22,215             7,770               592              .05           .05
  February 22, 1998                      25,235             9,058               815              .06           .06
  May 31, 1998                           27,424            10,809               885              .07           .06

1997 Quarter Ended
  August 25, 1996                       $21,370            $6,429            $1,053            $ .09         $ .08
  November 24, 1996                      23,260             7,092               827              .07           .06
  February 23, 1997                      17,325             4,595                24              .00           .00
  May 25, 1997                           25,097             8,084               711              .06           .05


                                   2. Schedule

                       INTERMAGNETICS GENERAL CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------------------------
              COL. A                       COL. B                         COL. C                   COL. D              COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Additions
                                                             -------------------------------
                                          Balance at          Charged to      Charged to
                                          Beginning            Costs and     Other Accounts-     Deductions-           Balance at
            DESCRIPTION                  of Period              Expenses       Describe           Describe           End of Period
------------------------------------------------------------------------------------------------------------------------------------

Year Ended May 31, 1998

Deducted from asset accounts:
  Allowance for doubtful accounts           $ 302              $ 60           $ 88(2)             $ 130(3)                $ 350
                                                                                30(7)
  Reserve for inventory obsolescence        6,653             1,266            (9)(6)             1,087(5)                6,843
                                                                                20(7)
Included in liability accounts:
  Product warranty reserve                    911               929             70(7)               649(1)                1,261
  Contract adjustment reserve (4)             274               184                                                         458
  Upgrade Reserve (4)                          60                60                                  60(8)                   60

Year Ended May 25, 1997

Deducted from asset accounts:
  Allowance for doubtful accounts           $ 169              $ 92            $ 2(6)               $ 1(3)                $ 302
                                                                                40(7)
  Reserve for inventory obsolescence        5,225             1,465              1(6)                58(5)                6,653
                                                                                20(7)
Included in liability accounts:
  Product warranty reserve                  1,100               724             29(7)               942(1)                  911
  Contract adjustment reserve (4)             234                81                                  41(2)                  274
  Upgrade Reserve (4)                           0                 8             60(7)                 8(8)                   60

Year Ended May 26, 1996

Deducted from asset accounts:
  Allowance for doubtful accounts           $ 145              $ 30           $(4)(6)               $ 2(3)                $ 169
  Reserve for inventory obsolescence        4,404             1,208                                 387(5)                5,225
Included in liability accounts:
  Product warranty reserve                    822             1,159                                 881(1)                1,100
  Contract adjustment reserve (4)             149                85                                                         234

(1)  Cost of warranty performed.
(2)  Adjustments from accruals.
(3)  Write-off uncollectible accounts.
(4) Classified in the Balance Sheet with other liabilities and accrued expenses.
(5)  Write-off or sale of obsolete inventory.
(6)  Foreign currency translation.
(7)  Balance at date of acquisition of subsidiary.
(8)  Cost of upgrade work performed.

                                  3. Exhibits

                                  Exhibit Index


Page      Exhibit

         3                 Restated Certificate of Incorporation

         4.1 Intermagnetics General Corporation Indenture dated as of September 15, 1993

         4.2 Second Amended and Restated Loan and Agency Agreement dated as of October 23, 1997 among Corestates Bank, N.A. and Intermagnetics General Corporation, APD Cryogenics Inc., Magstream Corporation, Medical Advances, Inc. and InterCool Energy Corporation

         4.3 First Amendment dated as of May 18, 1998 to the Second Amended and Restated Loan Agreement dated as of October 23, 1997 among Corestates Bank, N.A. and Intermagnetics General Corporation, APD Cryogenics Inc., Magstream Corporation, Medical Advances, Inc. and InterCool Energy Corporation

         10.1 Employment Agreement dated April 20, 1998 between Intermagnetics General Corporation and Carl H. Rosner

         10.2 Employment Agreement dated April 1, 1997 between Intermagnetics General Corporation and Glenn H. Epstein

         21                Subsidiaries of Intermagnetics General Corporation

         23 Consent of KPMG Peat Marwick LLP with respect to the Registration Statements Numbers 2-80041, 2-94701, 33-2517, 33-12762, 33-12763, 33-38145, 33-44693,
                           33-50598, 33-55092, 33-72160, 333-10553 and 333-42163
                           on Form S-8