Form 10-Q
period 1998-08-30
INTERMAGNETICS GENERAL CORP
filed 1998-10-14
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended August 30, 1998

                                       or

[   ]     Transition report pursuant to section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the transition period from ________ to
                                    ________

                         Commission file number 1-11344
                                                -------
                       INTERMAGNETICS GENERAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

               New York                                    14-1537454
               --------                                    ----------
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



        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

Common Stock, $.10 par value - 12,415,225 as of October 6, 1998.

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements:

         Consolidated Balance Sheets - August 30, 1998 and May 31, 1998..................................3

         Consolidated Statements of Income - Three Months Ended August 30, 1998
           and August 24, 1997...........................................................................5

         Consolidated Statements of Cash Flows - Three Months Ended August 30, 1998
           and August 24, 1997...........................................................................6

         Notes to Consolidated Financial Statements......................................................7

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................................11

PART II - OTHER INFORMATION.............................................................................14

SIGNATURES..............................................................................................15

CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)

                                                                                     August 30,        May 31,
                                                                                       1998             1998
                                                                                   ------------     ------------
                                                                                    (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and short-term investments                                                   $   2,828        $   2,993
  Trade accounts receivable, less allowance
    (Aug 30 - $374; May 31 - $350)                                                     20,959           14,802
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                                   2,953            4,660
  Inventories:
    Finished products                                                                     970            1,045
    Work in process                                                                    16,944           18,313
    Materials and supplies                                                             13,101           13,491
                                                                                  ------------     ------------
                                                                                       31,015           32,849

  Prepaid expenses and other                                                            5,017            5,006
                                                                                  ------------     ------------
    TOTAL CURRENT ASSETS                                                               62,772           60,310

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                                 1,479            1,479
  Buildings and improvements                                                           16,619           16,604
  Machinery and equipment                                                              39,721           39,421
  Leasehold improvements                                                                  649              649
                                                                                  ------------     ------------
                                                                                       58,468           58,153
  Less allowances for depreciation and amortization                                    33,505           32,445
                                                                                  ------------     ------------
                                                                                       24,963           25,708
  Equipment in process of construction                                                  2,936            2,231
                                                                                  ------------     ------------
                                                                                       27,899           27,939

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                                         2,025            3,450
  Other investments                                                                     5,339            5,178
  Investment in affiliates                                                              7,334            7,564
  Notes receivable from affiliate                                                       2,468            2,476
  Excess of cost over net assets acquired, less
    accumulated amortization (August 30 - $1,503; May 31 - $1,166)                     18,629           18,966
  Other assets                                                                          1,840            1,893
                                                                                  ------------     ------------

    TOTAL ASSETS                                                                     $128,306         $127,776
                                                                                  ============     ============


                                                                 (Continued)


                                                                            August 30,             May 31,
                                                                               1998                 1998
                                                                          ----------------      --------------
                                                                            (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                            $      276          $      272
  Note payable                                                                      5,000
  Accounts payable                                                                  5,283               6,076
  Salaries, wages and related items                                                 3,650               3,647
  Customer advances and deposits                                                      321                 298
  Product warranty reserve                                                          1,027                 996
  Accrued income taxes                                                              1,424               2,411
  Other liabilities and accrued expenses                                            1,301               1,117
                                                                          ----------------      --------------
    TOTAL CURRENT  LIABILITIES                                                     18,282              14,817

LONG-TERM DEBT, less current portion                                               28,780              28,833
DEFERRED INCOME TAXES                                                                                     325

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding -                                                        6,999               6,999
    (August 30, 1998 - 69,992 shares;
    May 31, 1998 - 69,992 shares)
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      August 30, 1998 - 13,444,446 shares
      May 31, 1998 - 13,334,280 shares                                              1,344               1,334
  Additional paid-in capital                                                       81,582              81,008
  Accumulated deficit                                                                 (76)             (1,081)
  Accumulated other comprehensive income (loss)                                      (230)                496
                                                                          ----------------      --------------
                                                                                   89,619              88,756
  Less cost of Common Stock in treasury
    (August 30, 1998 - 953,260 shares;
    May 31, 1998 - 562,175 shares)                                                 (8,375)             (4,955)
                                                                          ----------------      --------------
                                                                                   81,244              83,801
                                                                          ----------------      --------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $128,300            $127,776
                                                                          ================      ==============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)


                                                                               Three Months Ended
                                                                          -----------------------------
                                                                           August 30,       August 24,
                                                                              1998             1997
                                                                          ------------     ------------

NET SALES                                                                    $ 26,494         $ 21,020
Cost of products sold                                                          16,713           12,952
                                                                          ------------     ------------

Gross margin                                                                    9,781            8,068

Product research and development                                                1,838            2,095
Marketing, general and administrative                                           5,471            4,912
Amortization of intangible assets                                                 355              201
                                                                          ------------     ------------
                                                                                7,664            7,208
                                                                          ------------     ------------

Operating income                                                                2,117              860
Interest and other income                                                         372              486
Interest and other expense                                                       (527)            (503)
Equity in net loss of unconsolidated affiliates                                  (230)             (87)
                                                                          ------------     ------------
  Income before income taxes                                                    1,732              756
Provision for income taxes                                                        727              295
                                                                          ------------     ------------

NET INCOME                                                                    $ 1,005            $ 461
                                                                          ============     ============

Earnings per Common Share:
  Basic                                                                       $   .08       $      .04
                                                                          ============     ============
  Diluted                                                                     $   .07       $      .04
                                                                          ============     ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)
(Unaudited)


                                                                           Three Months Ended
                                                                     ------------------------------
                                                                     August 30,        August 24,
                                                                        1998              1997
                                                                     ------------      ------------
OPERATING ACTIVITIES
Net income                                                               $ 1,005             $ 461
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                          1,464             1,219
    Non-cash expense from warrants issued                                                      150
    Equity in net loss of unconsolidated affiliates                          230                87
    Change in operating assets and liabilities:
      Increase in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts          (4,450)           (1,706)
      (Increase) decrease in inventories and prepaid expenses and other    1,823            (1,904)
      Decrease in accounts payable and accrued expenses                   (1,539)             (459)
      Change in foreign currency translation adjustments                     207               150
                                                                     ------------      ------------
   NET CASH USED IN OPERATING ACTIVITIES                                  (1,260)           (2,002)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                (1,020)             (759)
Investment in and advances to unconsolidated affiliates                                       (609)
                                                                     ------------      ------------
    NET CASH USED IN INVESTING ACTIVITIES                                 (1,020)           (1,368)

FINANCING ACTIVITIES
Proceeds from short-term borrowings                                        5,000
Proceeds from sale of warrants                                                                 120
Purchase of Treasury Stock                                                (3,037)             (459)
Proceeds from sales of Common Stock                                          201               397
Principal payments on note payable and long-term debt                        (49)              (44)
                                                                     ------------      ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                              2,115                14
                                                                     ------------      ------------

DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                 (165)           (3,356)

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                     2,993            12,667
                                                                     ------------      ------------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                          $2,828            $9,311
                                                                     ============      ============




See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at August 30, 1998 and the results of operations and cash flows for the three-month periods ended August 30, 1998 and August 24, 1997. The results for the three months ended August 30, 1998 are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements for the year ended May 31, 1998, filed on Form 10-K on August 28, 1998.

         Prior period financial information has been reclassified to conform to current period presentation.

Note B - Earnings Per Share

         A summary of the shares used in the calculation of earnings per share is shown below:

(Dollars in Thousands, Except Per Share Amounts)


                                                                       Three Months Ended
                                                ------------------------------------------------------------------
                                                        August 30, 1998                   August 24, 1997
                                                --------------------------------  --------------------------------

  Income available to common stockholders                              $ 1,005                          $    461

  Weighted average shares                                           12,616,387                        12,743,188

  Plus incremental shares from assumed conversions:
          Convertible preferred stock                 992,554                                 0
          Stock options                               199,183                           413,115
                                                ---------------                   ---------------

  Dilutive potential common shares                                   1,191,737                           413,115
                                                                 ---------------                   ---------------

  Adjusted weighted average shares                                  13,808,124                         13,156,303
                                                                 ===============                   ===============

  Earnings per common share:
          Basic                                                         $ 0.08                            $ 0.04
                                                                 ===============
                                                                                                   ===============
          Diluted                                                       $ 0.07                            $ 0.04
                                                                 ===============                   ===============

         Diluted shares include the potential dilutive effect of outstanding convertible preferred stock and stock options. Shares issuable upon exercise of warrants and conversion of convertible subordinated debentures have been excluded from the calculation as their effect would be antidilutive. Shares for the periods presented have been adjusted to reflect a 2% stock dividend distributed September 17, 1998 as described in Note D.

Note C - Comprehensive Income

         Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income or loss be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income or loss by their nature in annual financial statements.

         The Company's total comprehensive earnings were as follows:

         (Dollars in Thousands)
                                                                Three Months Ended
                                                           -----------------------------
                                                           Aug. 30, 1998   Aug. 24, 1997
                                                           -------------   -------------

           Net income                                           $1,005            $   461

           Other comprehensive income (loss):

              Unrealized gain (loss) on available-for-
                sale securities (Ultralife
                Batteries,Inc.), net of related taxes             (933)               861

              Foreign currency translation                         207                149
                                                               -------             ------
                    Total comprehensive income                 $   279             $1,471
                                                               =======             ======

Note D - Stock Dividend

         On July 21, 1998, the Company declared a 2% stock dividend which was distributed on all outstanding shares, except Treasury Stock, on September 17, 1998 to all shareholders of record on August 27, 1998. The consolidated financial statements have been adjusted retroactively to reflect this stock dividend in all numbers of shares, prices per share and earnings per share.

Note E - New Accounting Pronouncements

         In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders, SFAS 131 focuses on a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.

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

         In March, 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires the expensing of certain costs such as pre-operating expenses and organizational costs associated with a company's start-up activities. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The effect of adoption is required to be accounted for as a cumulative change in accounting principle. The Company adopted the reporting requirements of SOP 98-5 as of June 1, 1998 and there was no cumulative effect of change in accounting principle as a result of adoption.

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

         During the first quarter of fiscal 1999, net sales were 26% higher than the first quarter of fiscal 1998, with increased sales of both Magnetic Products and Refrigeration Products. Results for the current quarter include Polycold Systems International, Inc. ("Polycold"), which was acquired in November, 1997. Gross margin rates declined slightly due to a less favorable product mix and continued reductions in selling prices.

         In the first quarter of fiscal 1999, sales were higher in the Magnetic Products segment due to increased demand for MRI magnets, RF coils and much higher sales of superconducting materials for MRI. Sales were higher in the Refrigeration Products segment with the inclusion of Polycold, despite lower than expected sales of FRIGC(R) refrigerants due in part to an apparently adequate, although diminishing, supply of R-12. Gross margin rates declined slightly for Magnetic Products due to an unfavorable sales mix. Gross margin rates for Refrigeration Products were slightly lower, despite the inclusion of Polycold, due to a less favorable sales mix and continued competitive pricing pressures.

         Internal research and development expenses were 12% lower in the current quarter compared to the first quarter of fiscal 1998 as certain developmental programs were completed. Externally-funded programs continued to decline. Marketing, general and administrative expenses increased approximately 11% in the first quarter of fiscal 1999 compared to the same period in fiscal 1998 principally due to the inclusion of Polycold, which more than offset declines in expenses related to FRIGC refrigerants and IMiG-MRI systems. The Company's effective income tax rate increased to 42%, up from 39% in the first quarter of fiscal 1998, due to the effect of increased non-deductible amortization of intangible assets associated with recent acquisitions.

         Year 2000 Compliance - The "year 2000 problem" arises because many existing computer programs ("information technology," or "IT"), as well as non -IT systems that use embedded technology such as microcontrollers or "chips," only use the last two digits to refer to a year and therefore do not properly recognize that a year that ends with "00" (i.e. "2000") should follow the year that ends with "99" (i.e. "1999"). If not corrected, there is a fear that many IT and non-IT systems will fail or create errors. Generally, no one knows the extent of the potential impact of the year 2000 problem.

         The Company's management has taken a variety of steps in an effort to assess our readiness for this year 2000 situation. Management has considered whether the Company will have a year 2000 problem with regard to both IT systems as well as non-IT systems ("business systems") as follows:

         The Company has developed and is implementing an assessment and remediation plan to identify and fix potential problems that could occur because an identified IT or non-IT system cannot properly deal with the year 2000 and beyond. This plan encompasses all of the Company's business entities, business partners and all suppliers of materials and services ("vendors"). At present, management believes that its assessment and remediation plan is approximately 25% complete.

         The Company's assessment and remediation plan has identified that several of the present business systems are not year 2000 compliant. The Company has had an ongoing project to install an enterprise-wide software system designed to integrate all business entities. This project began in 1996. The software and hardware selected for this project is year 2000 compliant and is expected to be implemented during the Company's current fiscal year.

          The Company has also identified certain telephone and HVAC systems as not being year 2000 compliant. These systems are being corrected at a cost estimated at $10,000, which will be expensed as incurred.

           In addition, the Company has requested all of its business partners and vendors to describe their state of readiness. While it is difficult to predict the impact of year 2000 problems at our business partners and vendors, results to date have not indicated any significant problems. The Company intends to remediate any problems that occur in this area by qualifying new suppliers or increasing strategic inventory levels if new suppliers are not considered practical. Currently, the Company believes that it possesses adequate financial resources to provide for such additional inventory, however no assurances can be made. The Company will develop other contingency plans as other problems are encountered.

         While at present, the Company believes that the cost of completing the assessment and remediation plan will not be material, and that the risks to the Company with respect to year 2000 issues are not significant, the Company cannot, at this time, fully assess the potential impact. Management will continue to examine the year 2000 issue as it potentially impacts the Company and will develop contingency plans as necessary. We cannot predict the likelihood that year 2000 problems will cause a significant disruption in the economy as a whole.


         During the first quarter of fiscal 1999, the Company used cash of $1,260,000 to fund operating activities, principally increases in receivables, $1,020,000 in investing activities for machinery and equipment and $3,037,000 to purchase Treasury Stock. To meet these cash needs, the Company borrowed $5,000,000 under its bank line of credit.

         The Company's capital resource commitments as of August 30, 1998 consist principally of capital equipment commitments of approximately $800,000. The Company has an unsecured line of credit of $25,000,000 which expires in November, 2000, of which $5,000,000 was in use on August 30, 1998. The Company believes that it will have sufficient working capital to meet its needs for the foreseeable future. However, pursuit of large scale applications in superconductivity and new refrigerants may require the Company to seek additional financing in future years.

PART II:  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None filed during the quarter ended August 30, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTERMAGNETICS GENERAL CORPORATION



Dated:   October 9, 1998            By:  /s/Carl H. Rosner
                                         ------------------------------------
                                         Carl H. Rosner
                                         Chairman and Chief Executive Officer



Dated:   October 9, 1998            By:  /s/Michael C. Zeigler
                                         ------------------------------------
                                         Michael C. Zeigler
                                         Senior Vice President, Finance