Form 10-Q
period 1998-11-29
INTERMAGNETICS GENERAL CORP
filed 1999-01-13
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended November 29, 1998

                                       or

[   ]      Transition report pursuant to section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the transition period from ___________________ to ___________________

                         Commission file number 1-11344

                       INTERMAGNETICS GENERAL CORPORATION
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New York                                      14-1537454
-------------------------------                           --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

            450 Old Niskayuna Road, PO Box 461, Latham, NY 12110-0461
         --------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (518) 782-1122
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)



         --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

Common Stock, $.10 par value - 12,346,322 as of December 31, 1998.

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements:

         Consolidated Balance Sheets - November 29, 1998 and May 31, 1998................................3

         Consolidated Statements of Income - Three Months and Six Months Ended
           November 29, 1998 and November 23, 1997.......................................................5

         Consolidated Statements of Cash Flows - Six Months Ended November 29, 1998
         and November 23, 1997...........................................................................6

         Notes to Consolidated Financial Statements......................................................7

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................................................13

PART II - OTHER INFORMATION.............................................................................17

SIGNATURES..............................................................................................18


INTERMAGNETICS GENERAL CORPORATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                                        November 29,       May 31,
                                                                          1998               1998
                                                                     ---------------    ---------------
                                                                      (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and short-term investments                                           $ 3,550            $ 2,993
  Trade accounts receivable, less allowance
    (November 29 - $539; May 31 - $350)                                      20,112             14,802
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                         1,820              4,660
  Inventories:
    Finished products                                                           966              1,045
    Work in process                                                          15,559             18,313
    Materials and supplies                                                   11,082             13,491
                                                                     ---------------    ---------------
                                                                             27,607             32,849

  Prepaid expenses and other                                                  6,807              5,006
                                                                     ---------------    ---------------
    TOTAL CURRENT ASSETS                                                     59,896             60,310

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                       1,479              1,479
  Buildings and improvements                                                 16,619             16,604
  Machinery and equipment                                                    39,234             39,421
  Leasehold improvements                                                        650                649
                                                                     ---------------    ---------------
                                                                             57,982             58,153
  Less allowances for depreciation and amortization                          34,533             32,445
                                                                     ---------------    ---------------
                                                                             23,449             25,708
  Equipment in process of construction                                        2,873              2,231
                                                                     ---------------    ---------------
                                                                             26,322             27,939

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                               1,857              3,450
  Other investments                                                           6,290              5,178
  Investment in affiliates                                                    7,092              7,564
  Notes receivable from affiliate                                             3,090              2,476
  Excess of cost over net assets acquired, less
    accumulated amortization (November 29 - $1,840; May 31 - $1,166)         18,292             18,966
  Other assets                                                                1,568              1,893
                                                                     ---------------    ---------------

    TOTAL ASSETS                                                           $124,407           $127,776
                                                                     ===============    ===============

INTERMAGNETICS GENERAL CORPORATION


CONSOLIDATED BALANCE SHEETS, Continued
(Dollars in Thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY                                      November 29,           May 31,
                                                                              1998                 1998
                                                                       -------------------   -----------------
                                                                          (Unaudited)

CURRENT LIABILITIES
  Current portion of long-term debt                                            $  280               $  272
  Note payable                                                                  1,250                    -
  Accounts payable                                                              5,485                6,076
  Salaries, wages and related items                                             3,891                3,647
  Customer advances and deposits                                                1,563                  298
  Product warranty reserve                                                      1,092                  996
  Accrued income taxes                                                          1,212                2,411
  Other liabilities and accrued expenses                                        1,476                1,117
                                                                       --------------          -----------
    TOTAL CURRENT  LIABILITIES                                                 16,249               14,817

LONG-TERM DEBT, less current portion                                           28,745               28,833
DEFERRED INCOME TAXES                                                               -                  325

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding -                                                    6,999                6,999
    (November 29, 1998 - 69,992 shares;
    May 31, 1998 - 69,992 shares)
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      November 29, 1998 - 13,466,880 shares
      May 31, 1998 - 13,334,280 shares                                          1,347                1,334
  Additional paid-in capital                                                   81,692               81,008
  Accumulated deficit                                                          (1,525)              (1,081)
  Accumulated other comprehensive income (loss)                                  (138)                 496
                                                                       --------------          -----------
                                                                               88,375               88,756
  Less cost of Common Stock in treasury
    (November 29, 1998 - 1,037,673 shares;
    May 31, 1998 - 562,175 shares)                                             (8,962)              (4,955)
                                                                       --------------          -----------
                                                                               79,413               83,801
                                                                       --------------          -----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $124,407             $127,776
                                                                       ==============          ===========


See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                                  Three Months Ended                     Six Months Ended
                                                         ------------------------------------- ------------------------------------
                                                         November 29, 1998  November 23, 1997  November 29, 1998  November 23, 1997
                                                         -----------------  -----------------  -----------------  -----------------
Net sales                                                         $25,963             $22,215           $52,457            $43,235

Cost of products sold                                              16,630              14,445            33,343             27,417
Inventory written off in restructuring - Note D                     1,554                   -             1,554                  -
                                                         ----------------- ------------------- -----------------  -----------------
                                                                   18,184              14,445            34,897             27,417
                                                         ----------------- ------------------- -----------------  -----------------

Gross Margin                                                        7,779               7,770            17,560             15,818


Product research and development                                    1,392               1,953             3,248              4,066
Marketing, general and administrative                               5,683               4,625            11,154              9,537
Amortization of intangible assets                                     337                 163               674                326
Restructuring charges - Note D                                      2,398                   -             2,398                  -
                                                         ----------------- ------------------- -----------------  -----------------
                                                                    9,810               6,741            17,474             13,929
                                                         ----------------- ------------------- -----------------  -----------------

Operating income (loss) - Note D                                   (2,031)              1,029                86              1,889
Interest and other income                                             405                 479               777                965
Interest and other expense                                           (630)               (542)           (1,157)            (1,045)
Equity in net income (loss) of unconsolidated affiliate              (242)                  4              (472)               (83)
                                                         ----------------- ------------------- -----------------  -----------------
  Income (loss) before income taxes                                (2,498)                970              (766)             1,726
Provision (benefit) for income taxes                               (1,049)                378              (322)               673
                                                         ----------------- ------------------- -----------------  -----------------

NET INCOME (LOSS)                                                 $(1,449)           $    592            $ (444)           $ 1,053
                                                         ================= =================== =================  =================

Earnings (loss) per Common Share:
  Basic                                                           $ (0.12)            $  0.05           $ (0.04)           $  0.08
                                                         ================= =================== =================  =================
  Diluted                                                         $ (0.12)            $  0.05           $ (0.04)           $  0.08
                                                         ================= =================== =================  =================

See Note D of Notes to Financial Statements for a description of the restructuring charges included herein.
---------------------

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)                                                                                    Six Months Ended
                                                                                    ---------------------------------------
                                                                                      November 29,         November 23,
                                                                                          1998                 1997
                                                                                    ------------------   ------------------
OPERATING ACTIVITIES
Net income (loss)                                                                               ($444)             $ 1,053
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Non-cash restructuring charges                                                              3,952                    -
    Depreciation and amortization                                                               2,850                2,479
    Non-cash expense from warrants issued                                                           -                  300
    Equity in net loss of unconsolidated affiliates                                               472                   83
    Gain on sale of assets                                                                          -                  (91)
    Change in operating assets and liabilities:
      Increase in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                               (2,608)              (1,528)
      (Increase) decrease in inventories and prepaid expenses and other                         2,162               (2,486)
      Increase (decrease) in accounts payable and accrued expenses                               (748)                 158
      Change in foreign currency translation adjustments and other                                359                   44
                                                                                    ------------------   ------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    5,995                   12

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                                     (1,572)              (1,631)
Proceeds from the sale of assets                                                                    -                   93
Purchases of other investments                                                                 (1,112)                   -
Investment in and advances to unconsolidated affiliates                                          (614)              (1,219)
                                                                                    ------------------   ------------------
    NET CASH USED IN INVESTING ACTIVITIES                                                      (3,298)              (2,757)

FINANCING ACTIVITIES
Net proceeds from short-term borrowings                                                         1,250                    -
Proceeds from the sale of warrants                                                                                     120
Purchase of Treasury Stock                                                                     (3,426)              (1,108)
Proceeds from sales of Common Stock                                                               116                  504
Principal payments on note payable and long-term debt                                             (80)                 (91)
                                                                                    ------------------   ------------------
    NET CASH USED IN FINANCING ACTIVITIES                                                      (2,140)                (575)
                                                                                    ------------------   ------------------


INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                                            557               (3,320)

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                                          2,993               12,667
                                                                                    ------------------   ------------------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                               $3,550               $9,347
                                                                                    ==================   ==================


See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at November 29, 1998 and the results of operations and cash flows for the six-month periods ended November 29, 1998 and November 23, 1997. See Note D for a description of the restructuring charges included in these financial statements. The results for the three months and six months ended November 29, 1998 are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements for the year ended May 31, 1998, filed on Form 10-K on August 28, 1998.

         Certain prior year financial information has been reclassified to conform to current year presentation.

Note B - Earnings (Loss) Per Share

A summary of the shares used in the calculation of earnings (loss) per share is shown below:

(Dollars in Thousands, Except Per Share Amounts)

                                                                    Three Months Ended
                                                    ---------------------------------------------------
                                                       November 29, 1998          November 23, 1997
                                                    ------------------------   ------------------------

  Income (loss) available to common shareholders                  ($ 1,449)                     $ 592

  Weighted average shares                                        12,414,537                 12,753,644

  Plus incremental shares from assumed
          exercise of Stock options                                      -                     314,339
                                                                 ----------                -----------

  Dilutive potential common shares                                       -                           -
                                                                 ----------                -----------

  Adjusted weighted average shares                               12,414,537                 13,067,983
                                                                 ==========                ===========

  Earnings (loss) per common share:
          Basic                                                    ($ 0.12)                    $ 0.05
                                                                 ==========
                                                                                            ==========
          Diluted                                                  ($ 0.12)                    $ 0.05
                                                                 ==========                 ==========



(Dollars in Thousands, Except Per Share Amounts)

                                                                    Three Months Ended
                                                    ---------------------------------------------------
                                                       November 29, 1998          November 23, 1997
                                                    ------------------------   ------------------------


  Income (loss) available to common shareholders                  ($    444)                   $ 1,053

  Weighted average shares                                        12,515,462                 12,748,415

  Plus incremental shares from assumed
          exercise of Stock options                                       -                    339,821
                                                                 ----------                 ----------

  Dilutive potential common shares                                        -                          -
                                                                 ----------                 ----------

  Adjusted weighted average shares                               12,515,462                 13,088,236
                                                                 ==========                 ==========

  Earnings (loss) per common share:
          Basic                                                     ($ 0.04)                    $ 0.08
                                                                 ==========
                                                                                            ==========
          Diluted                                                   ($ 0.04)                    $ 0.08
                                                                 ==========                 ==========

         Diluted shares in 1997 include the potential dilutive effect of stock options. Shares issuable upon exercise of warrants and conversion of convertible subordinated debentures, and in 1998 convertible preferred stock and stock options, have been excluded from the calculation, as their effect would be antidilutive. Shares for the periods presented have been adjusted to reflect a 2% stock dividend distributed September 17, 1998 as described in Note E.

         Income (loss) available to common shareholders includes charges of $2,292,000, representing the after-tax effect of a restructuring charge for the three months and six months ended November 29, 1998. See Note D for details.

Note C - Comprehensive Income

         Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income or loss be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income or loss by their nature in annual financial statements.

         The Company's total comprehensive income (loss) was as follows:

         (Dollars in Thousands)
                                                       Three Months Ended              Six Months Ended
                                                   ---------------------------    ---------------------------
                                                   Nov 29, 1998  Nov 23, 1997     Nov 29, 1998  Nov 23, 1997

         Net income (loss)                             ($1,449)        $ 592         ($   444)       $1,053

         Other comprehensive income (loss):

            Unrealized gain (loss) on available-
               for-sale securities, net of                 (60)         (141)            (993)          720
         related taxes

            Foreign currency translation                   152          (105)             359            44
                                                       -------      --------          -------        ------
                  Total comprehensive income (loss)    ($1,357)     $    346          ($1,078)       $1,817
                                                       =======      ========          =======        ======

Note D - Restructuring

         During the second quarter, the Company received notice from Trex Medical Corporation ("Trex") that it was not prepared to continue operating under a distributor agreement under which Trex was to distribute the Company's permanent magnet-based clinical MRI systems. The Company has filed suit against Trex for breaching and repudiating the agreement. In November 1998, the Company decided to exit this business and restructured its operations through the closure of its Field Effects division, which was engaged in the manufacture and sale of clinical MRI systems. As a result, the Company recorded a total restructuring charge of $3,952,000 including liabilities recorded of $922,000, comprised of the following:

     Inventory write-down included in cost of
       products sold                                               $1,554,000

     Restructuring charges:
          Write-down of equipment to fair value                     1,104,000
          Provision for severance and lease obligations               722,000
          Write-off of other assets                                   237,000
          Other                                                       335,000
                                                                  -----------
                                                                    2,398,000
                                                                  -----------
     Total                                                         $3,952,000
                                                                  ===========

         The Company has terminated its lease, and moved existing equipment and inventory to storage near its corporate headquarters. All usable equipment has been transferred to other operations at its book value. Other equipment and inventory have been written down to estimated realizable value. The Company is actively engaged in attempting to sell such inventory and equipment. It is estimated that this would take approximately one year.

         The foregoing charges were included in operating income (loss) for the three-month and six-month periods ended November 29, 1998. Also included were the following amounts from operations of the Field Effects division:

         (Dollars in Thousands)
                                                       Three Months Ended              Six Months Ended
                                                   ---------------------------    ---------------------------
                                                   Nov 29, 1998  Nov 23, 1997     Nov 29, 1998  Nov 23, 1997
                                                   ------------  ------------     ------------  ------------

         Sales                                           $  -          $ 466             $ 35         $ 559
         Cost of products sold                              74           465              103           612
                                                       -------       -------          -------       -------
            Gross margin                                   (74)            1              (68)          (53)
         Operating expenses                                529           659            1,261         1,312
                                                       -------       -------          -------       -------
         Operating loss                                ($  603)      ($  658)         ($1,329)      ($1,365)
                                                       =======       =======          =======       =======

         Exclusive of the foregoing restructuring charges and results of operations, the operating results of the Company are as follows:


          (Dollars in Thousands)
                                                       Three Months Ended              Six Months Ended
                                                   ---------------------------    ---------------------------
                                                   Nov 29, 1998  Nov 23, 1997     Nov 29, 1998  Nov 23, 1997
                                                   ------------  ------------     ------------  ------------

         Sales                                         $25,963       $21,749          $52,422       $42,676

         Gross margin                                    9,407         7,769           19,182        15,871

         Operating income                                2,524         1,687            5,367         3,254

         No provision has been made for any possible recovery from Trex.

Note E - Stock Dividend

         On July 21, 1998, the Company declared a 2% stock dividend which was distributed on all outstanding shares, except Treasury Stock, on September 17, 1998 to all shareholders of record on August 27, 1998. The consolidated financial statements have been adjusted retroactively to reflect this stock dividend in all numbers of shares, prices per share and earnings (loss) per share.

Note F - New Accounting Pronouncements

         In June, 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders, SFAS 131 focuses on a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.

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

         In March, 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company will comply with the reporting requirements of SOP 98-1 for the fiscal year ending May 28, 2000. Management anticipates that the adoption of SOP 98-1 will not have a material effect on the Company's consolidated financial statements.

         In March, 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires the expensing of certain costs such as pre-operating expenses and organizational costs associated with a company's start-up activities. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The effect of adoption is required to be accounted for as a cumulative change in accounting principle. The Company will comply with the reporting requirements of SOP 98-5 for the fiscal year ending May 28, 2000. Management anticipates that the adoption of SOP 98-5 will not have a material effect on the Company's consolidated financial statements.

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

INTERMAGNETICS GENERAL CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, any assumptions, risks, and uncertainties set forth herein, as well as other assumptions, risks, uncertainties and factors disclosed elsewhere in this report and in the Company's press releases, shareholders' reports and filings with the Securities and Exchange Commission, including, but not limited to, the risks inherent in any litigation, the Company's ability to win greater market acceptance for FRIGC, as well as continued strength and expansion in its core wire and MRI magnet markets.

         During the first half and second quarter of fiscal 1999, net sales were 21% and 17%, respectively, higher than in the same periods of fiscal 1998. Results for the current periods include IGC Polycold Systems, Inc. ("Polycold"), which was acquired in November, 1997. Gross margin rates declined due to the write-off of inventory associated with the closing of the Company's Field Effects ("FE") division following the unilateral cancellation of a marketing agreement by the exclusive distributor of the FE permanent magnet-based clinical MRI system. See Note D of Notes to Financial Statements.

         In the first half of fiscal 1999, sales were higher in the Magnetic Products segment due to increased demand for RF coils and much higher sales of superconducting materials for MRI, but slightly lower in the second quarter due to continuing price reductions for MRI magnets. Sales were higher in the Refrigeration Products segment with the inclusion of Polycold. Exclusive of the inventory write-off discussed above, gross margin rates increased slightly for Magnetic Products. Gross margin rates for Refrigeration Products were slightly lower, despite the inclusion of Polycold, due to a less favorable sales mix and continued competitive pricing pressures. Excluding the discontinuance of FE, operating results would have improved substantially, as shown in Note D of Notes to Financial Statements contained in this report.

         Internal research and development expenses were lower in the first half and second quarter compared to the same periods of fiscal 1998, as certain developmental programs were completed and engineering efforts were devoted to marketing and manufacturing support. Externally-funded programs continued to decline. Marketing, general and administrative expenses increased in the second quarter and first half of fiscal 1999 compared to the same period in fiscal 1998 due to the inclusion of Polycold, which more than offset declines in other business units. In connection with the termination of the FE business operations, the Company recorded a charge to operations of $2,398,000 relating to costs associated with present and future expenses necessary to close out the business unit.

Year 2000 Issues

         The "year 2000 problem" arises because many existing computer programs ("information technology" or "IT"), as well as non-IT systems that use embedded technology such as microcontrollers or "chips," only use the last two digits to refer to a year and therefore do not properly recognize that a year that ends with "00" (i.e. "2000") should follow the year that ends with "99" (i.e. "1999"). If not corrected, it is possible that many IT and non-IT systems will fail or create errors. Generally, no one knows the extent of the potential impact of the year 2000 problem.

State of Readiness:

         The Company has developed and is implementing an assessment and remediation plan to identify and, if necessary, correct potential year 2000 problems in the following areas:

1. Computer Systems. The Company is evaluating all desktop and server systems for the existence of year 2000 problems using commercial evaluation software. This process is approximately 60% complete and is expected to be finished by March, 1999. A small number of systems have been identified which will require upgrade or replacement. These will be corrected before December, 1999.

2. Business Software. The Company's assessment and remediation plan has identified that several of the present business systems are not year 2000 compliant. The Company has had an ongoing project to install an enterprise-wide software system designed to integrate all business entities. This project began in 1996. The software and hardware selected for this project is year 2000 compliant and is expected to be implemented before August, 1999. This represents about a three-month delay from the originally expected implementation date of May, 1999.

3. Non-IT Systems. These include HVAC, communication and security systems, as well as tools using embedded chips used in the manufacturing process. The Company has completed its evaluation of all HVAC, communication and security systems, and has developed replacement or upgrade plans to correct the problems incurred. These plans will be completed before the end of 1999. The Company is also in the process of evaluating tools using embedded chips. This evaluation is approximately 70% complete and is expected to be finished by June, 1999. Remediation plans will be developed to the extent that problems are identified.

4. Business Partners. The Company has requested all of its business partners and vendors to describe their state of readiness. While it is difficult to predict the impact of year 2000 problems at our business partners and vendors, results to date have not indicated any significant problems. This process is approximately 50% complete and is expected to be finished by May, 1999. The Company intends to remediate any problems that occur in this area by qualifying new suppliers or increasing strategic inventory levels if new suppliers are not considered practical. Currently, the Company believes that it possesses adequate financial resources to provide for such additional inventory, however, no assurances can be made.

Costs:

         The Company estimates that the total cost of its assessment and remediation plan will amount to approximately $2.7 million, which is being funded through operating cash flows. Included in this amount is approximately $2 million for the replacement of the business systems described above, which is being capitalized because its purchase and implementation was primarily related to increases in system functionality. Approximately $1.4 million of the expected total cost has been expended to date.

Risks and Contingency Plans:

         While the Company expects to achieve full year 2000 compliance before the end of 1999, it recognizes that there are certain risks that are outside of its control. Although there have been no problems identified to date, the Company believes that the greatest risk comes from the possibility that significant suppliers of materials or services (electricity, telephone, banking, etc.) will not be year 2000 compliant and that such lack of compliance will impact delivery of those materials or services. The Company has established, as part of its year 2000 team, a group representing each business unit which is tasked with identifying areas where problems could occur, assessing the likelihood of problems and developing a list of actions which could be taken to reduce or eliminate such risks. Examples of such actions are increasing strategic inventories to enable the Company to work through a period where supply or production is disrupted, maintaining cash on hand to meet payrolls and the establishment of alternate arrangements for electric power. The Company expects this group to complete its evaluation of possible actions and report its findings to management by June, 1999. Management will then select appropriate actions based on an assessment of the likelihood of a problem and the practicality, cost and effectiveness of the proposed action.

         During the first half of fiscal 1999, the Company used cash of $3,298,000 in investing activities, $1,572,000 for machinery and equipment, a $1,112,000 investment in a refrigeration product company and a $614,000 advance to an affiliate. Also, the Company used $2,140,000 in financing activities, primarily for the repurchase of $3,426,000 of Treasury Stock offset by $1,250,000 in net proceeds provided by short-term borrowings under the Company's line of credit. These amounts were financed by cash provided from operations of $6.0 million.

         The Company's capital resource commitments as of December 31, 1998 consist principally of capital equipment commitments of approximately $1,250,000. The Company has an unsecured line of credit of $25,000,000 which expires in November, 2000, of which none was in use on December 31, 1998. The Company believes that it will have sufficient working capital to meet its needs for the foreseeable future. However, pursuit of large-scale applications in superconductivity and new refrigerants may require the Company to seek additional financing in future years.

PART II:  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

(a) The November 1998 Annual Meeting of Shareholders of the Company was held on November 10, 1998.

(b) At the Annual Meeting, the Shareholders of the Company elected to the Board of Directors all five nominees for director with the following vote:

                                                                      BROKER
DIRECTOR                  FOR          AGAINST          ABSTAIN      NON-VOTES
--------------------------------------------------------------------------------
John M. Albertine      11,702,721      280,732            --             --
Edward E. David, Jr.   11,702,405      281,048            --             --
Glenn H. Epstein       11,702,038      281,415            --             --
James S. Hyde          11,702,721      280,732            --             --
Carl H. Rosner         11,712,313      271,140            --             --


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         On November 10, 1998 the Company filed a Form 8-K announcing that it had filed suit against Trex Medical Corporation for breach of contract and the Company's decision to discontinue the operations of its Field Effects division in Tyngsboro, MA.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       INTERMAGNETICS GENERAL CORPORATION



Dated:   January 12, 1999            By:   /s/ Carl H. Rosner
                                           -------------------------------------
                                           Carl H. Rosner
                                           Chairman and Chief Executive Officer



Dated:   January 12, 1999            By:   /s/ Michael C. Zeigler
                                           -------------------------------------
                                           Michael C. Zeigler
                                           Senior Vice President, Finance