Form 10-Q
period 1999-02-28
INTERMAGNETICS GENERAL CORP
filed 1999-04-14
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1999
                                               -----------------

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



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

Common Stock, $.10 par value - 12,328,628 as of April 7, 1999.

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements:

         Consolidated Balance Sheets - February 28, 1999 and May 31, 1998..... 3

         Consolidated Statements of Income - Three Months and Nine Months
          Ended February 28, 1999 and February 22, 1998....................... 5

         Consolidated Statements of Cash Flows - Nine Months Ended February
          28, 1999 and February 22, 1998...................................... 6

         Notes to Consolidated Financial Statements........................... 7

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................12

PART II - OTHER INFORMATION...................................................17

SIGNATURES....................................................................18

INTERMAGNETICS GENERAL CORPORATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                        February 28,    May 31,
                                                            1999         1998
                                                        ------------   --------
                                                        (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and short-term investments                         $ 3,328       $ 2,993
  Trade accounts receivable, less allowance
    (February 28 - $527; May 31 - $350)                    19,773        14,802
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                       1,196         4,660
  Inventories:
    Finished products                                         439         1,045
    Work in process                                        17,519        18,313
    Materials and supplies                                 14,342        13,491
                                                          -------       -------
                                                           32,300        32,849

  Prepaid expenses and other                                5,124         5,006
                                                          -------       -------
    TOTAL CURRENT ASSETS                                   61,721        60,310

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                     1,479         1,479
  Buildings and improvements                               16,619        16,604
  Machinery and equipment                                  39,643        39,421
  Leasehold improvements                                      692           649
                                                          -------       -------
                                                           58,433        58,153
  Less allowances for depreciation and amortization        35,550        32,445
                                                          -------       -------
                                                           22,883        25,708
  Equipment in process of construction                      3,260         2,231
                                                          -------       -------
                                                           26,143        27,939

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                             1,557         3,450
  Other investments                                         6,027         5,178
  Investment in affiliates                                  6,648         7,564
  Notes receivable from affiliate                           2,709         2,476
  Excess of cost over net assets acquired, less
    accumulated amortization (February 28 - $2,181;
    May 31 - $1,166)                                       17,951        18,966
  Other assets                                              1,748         1,893
                                                          -------       -------

    TOTAL ASSETS                                         $124,504      $127,776
                                                         ========      ========


See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION

(Dollars in Thousands, Except Per Share Amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY                  February 28,     May 31,
                                                         1999           1998
                                                      ------------     -------
                                                      (Unaudited)

CURRENT LIABILITIES
  Current portion of long-term debt                      $  326        $  272
  Note payable                                            1,600
  Accounts payable                                        8,127         6,076
  Salaries, wages and related items                       3,865         3,647
  Customer advances and deposits                          1,778           298
  Product warranty reserve                                1,066           996
  Accrued income taxes                                                  2,411
  Other liabilities and accrued expenses                  2,316         1,117
                                                         ------        ------
    TOTAL CURRENT  LIABILITIES                           19,078        14,817

LONG-TERM DEBT, less current portion                     26,708        28,833
DEFERRED INCOME TAXES                                                     325

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding:                               6,999         6,999
    February 28, 1999 - 69,992 shares
    May 31, 1998 - 69,992 shares
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in
      treasury):
     February 28, 1999 - 13,466,379 shares
     May 31, 1998 - 13,334,280 shares                     1,347         1,334
  Additional paid-in capital                             81,671        81,008
  Accumulated deficit                                    (1,073)       (1,081)
  Accumulated other comprehensive income (loss)            (609)          496
                                                        -------       -------
                                                         88,335        88,756
  Less cost of Common Stock in treasury
    (February 28, 1999 - 1,160,988 shares;
    May 31, 1998 - 562,175 shares)                       (9,617)       (4,955)
                                                        -------       -------
                                                         78,718        83,801
                                                        -------       -------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $124,504     $127,776
                                                        ========     ========

See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)



                                                                  Three Months Ended               Nine Months Ended
                                                             -----------------------------   ------------------------------
                                                                February        February        February         February
                                                                28, 1999        22, 1998        28, 1999         22, 1998
                                                             -------------   -------------   -------------   --------------
Net sales                                                         $23,004         $25,235         $75,461          $68,470

Cost of products sold                                              15,245          16,177          48,588           43,594
Inventory written off in restructuring - Note D                                                     1,554
                                                             -------------   -------------   -------------   --------------
                                                                   15,245          16,177          50,142           43,594
                                                             -------------   -------------   -------------   --------------

Gross margin                                                        7,759           9,058          25,319           24,876


Product research and development                                    1,552           1,665           4,800            5,731
Marketing, general and administrative                               4,735           5,357          15,889           14,894
Amortization of intangible assets                                     341             334           1,015              660
Restructuring charges - Note D                                                                      2,398
                                                             -------------   -------------   -------------   --------------
                                                                    6,628           7,356          24,102           21,285
                                                             -------------   -------------   -------------   --------------

Operating income                                                    1,131           1,702           1,217            3,591
Interest and other income                                             681             507           1,458            1,472
Interest and other expense                                           (465)           (555)         (1,622)          (1,600)
Equity in net loss of unconsolidated affiliates                      (444)           (317)           (916)            (400)
                                                             -------------   -------------   -------------   --------------
  Income before income taxes                                          903           1,337             137            3,063
Provision for income taxes                                            451             522             129            1,195
                                                             -------------   -------------   -------------   --------------

NET INCOME                                                          $ 452           $ 815           $   8           $1,868
                                                             =============   =============   =============   ==============

Earnings per Common Share:
  Basic                                                            $ 0.04          $ 0.06          $ 0.00           $ 0.15
                                                             =============   =============   =============   ==============
  Diluted                                                          $ 0.03          $ 0.06          $ 0.00           $ 0.14
                                                             =============   =============   =============   ==============


See notes to consolidated financial statements.

See Note D of Notes to Financial Statements for a description of the restructuring charges included herein.

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)


                                                                                         Nine Months Ended
                                                                                -------------------------------------
                                                                                  February 28,        February 22,
                                                                                      1999                1998
                                                                                -----------------   -----------------
OPERATING ACTIVITIES
Net income                                                                           $     8            $  1,868
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Non-cash restructuring charges                                                     3,952
    Depreciation and amortization                                                      4,468               3,857
    Non-cash expense from warrants issued                                                                    450
    Equity in net loss of unconsolidated affiliates                                      916                 400
    Gain on sale of assets                                                                                   (91)
    Gain on debt redemption                                                             (275)
    Change in operating assets and liabilities:
      Increase in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                      (1,645)               (408)
      Increase in inventories and prepaid expenses and other                          (1,122)             (3,123)
      Increase (decrease) in accounts payable and accrued expenses                     1,684                (449)
      Change in foreign currency translation adjustments and other                       177                 (62)
                                                                                   ---------          ----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                           8,163               2,442

INVESTING ACTIVITIES
Cash acquired in acquisition                                                                               3,706
Purchases of property, plant and equipment                                            (2,410)             (2,059)
Proceeds from the sale of assets                                                                              93
Purchases of other investments                                                        (1,038)
Investment in and advances to unconsolidated affiliates                                 (614)             (1,427)
Repayments of advances by unconsolidated affiliate                                       381
                                                                                   ---------          ----------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               (3,681)                313

FINANCING ACTIVITIES
Net proceeds from short-term borrowings                                                1,600
Proceeds from the sale of warrants                                                                           120
Purchase of Treasury Stock                                                            (4,182)             (3,962)
Proceeds from sales of Common Stock                                                      196                 621
Early debt redemption                                                                 (1,550)
Principal payments on note payable and long-term debt                                   (211)               (212)
                                                                                   ---------          ----------
    NET CASH USED IN FINANCING ACTIVITIES                                             (4,147)             (3,433)
                                                                                   ---------          ----------


INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                                   335                (678)

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                                 2,993              12,667
                                                                                   ---------          ----------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                   $   3,328           $  11,989
                                                                                   =========          ==========



See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at February 28, 1999 and the results of operations and cash flows for the nine-month periods ended February 28, 1999 and February 22, 1998. See Note D for a description of the restructuring charges included in these financial statements. The results for the three months and nine months ended February 28, 1999 are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements for the year ended May 31, 1998, filed on Form 10-K on August 28, 1998.

         Certain prior year financial information has been reclassified to conform to current year presentation.

Note B - Earnings Per Share

A summary of the shares used in the calculation of earnings per share is shown below:

(Dollars in Thousands, Except Per Share Amounts)




                                                                 Three Months Ended
                                                 ---------------------------------------------------
                                                    February 28, 1999          February 22, 1998
                                                 ------------------------   ------------------------


  Income available to common shareholders                          $ 452                      $ 815

  Weighted average shares                                     12,349,960                 12,753,799

  Dilutive Potential Common Shares:
     Convertible Preferred Stock                 1,269,696                   679,593
     Stock options                                  66,668                   248,520
                                                 ---------                 ---------
                                                               1,336,364                    928,113
                                                              ----------                -----------
  Adjusted weighted average shares                            13,686,324                 13,681,912
                                                              ==========                ===========

  Earnings per common share:
          Basic                                                   $ 0.04                     $ 0.06
                                                               =========                ===========
          Diluted                                                 $ 0.03                     $ 0.06
                                                               =========                ===========


(Dollars in Thousands, Except Per Share Amounts)




                                                                 Nine Months Ended
                                                 ---------------------------------------------------
                                                    February 28, 1999          February 22, 1998
                                                 ------------------------   ------------------------
  Income available to common shareholders                           $  8                    $ 1,868

  Weighted average shares                                     12,460,295                 12,750,210

  Dilutive Potential Common Shares:
     Convertible Preferred Stock                  1,269,696                   226,559
     Stock options                                  124,723                   325,324
                                                 ----------                  --------
                                                               1,394,419                    551,883
                                                              ----------                 ----------
  Adjusted weighted average shares                            13,854,714                 13,302,093
                                                              ==========                 ==========

  Earnings per common share:
          Basic                                                   $ 0.00                     $ 0.15
                                                              ==========                 ==========
          Diluted                                                 $ 0.00                     $ 0.14
                                                              ==========                 ==========


         Diluted shares include the potential dilutive effect of Convertible Preferred Stock (which has increased dramatically due to the recent decline in the Company's stock price) and stock options. Shares issuable upon conversion of convertible subordinated debentures have been excluded from the calculation, as their effect would be antidilutive. Shares for the periods presented have been adjusted to reflect a 2% stock dividend distributed September 17, 1998 as described in Note E.

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

         The Company's total comprehensive income (loss) was as follows:

         (Dollars in Thousands)


                                                            Three Months Ended             Nine Months Ended
                                                        ---------------------------    ---------------------------
                                                        Feb 28, 1999  Feb 22, 1998     Feb 28, 1999  Feb 22, 1998
                                                        ------------  ------------     ------------  ------------
         Net income                                         $ 452         $ 815             $  8        $1,868

         Other comprehensive income (loss):

            Unrealized gain (loss) on available-
               for-sale securities, net of related taxes     (289)          204           (1,282)          924

            Foreign currency translation                     (182)          (40)             177             4
                                                            -----         -----           ------        ------

                  Total comprehensive income (loss)         $ (19)        $ 979          ($1,097)       $2,796
                                                           ======         =====          =======        ======


Note D - Restructuring

         During the second quarter, the Company received notice from Trex Medical Corporation ("Trex") that it was not prepared to continue operating under a distributor agreement under which Trex was to distribute the Company's permanent magnet-based clinical MRI systems. The Company has filed suit against Trex for breaching and repudiating the agreement. In November 1998, the Company decided to exit this business and restructured its operations through the closure of its Field Effects division, which was engaged in the manufacture and sale of clinical MRI systems. As a result, the Company recorded a total restructuring charge of $3,952,000, including liabilities recorded of $919,000, comprised of the following:

     Inventory write-down included in cost of
       products sold                                                $1,554,000

     Restructuring charges:
          Write-down of equipment to fair value                      1,104,000
          Provision for severance and lease obligations                722,000
          Write-off of other assets                                    237,000
          Other                                                        335,000
                                                                     ---------
                                                                     2,398,000
                                                                     ---------

     Total                                                          $3,952,000
                                                                    ==========

         The Company vacated its premises, and moved existing equipment and inventory to storage near its corporate headquarters. All usable equipment has been transferred to other operations at its book value. Other equipment and inventory have been written down to estimated realizable value. The Company is actively engaged in attempting to sell such inventory and equipment. It is estimated that this will take approximately one year.

         The Company made a total of $433,000 in payments on liabilities resulting from the business restructuring, as follows:

                                 Beginning                        Ending
                                  Balance         Payments        Balance
                                 ----------      ----------     ----------
     Lease payments              $475,000        $ 52,000         $423,000
     Payroll related              226,000         226,000
     Other                        218,000         155,000           63,000
                                 ========        ========         ========
          Total                  $919,000        $433,000         $486,000
                                 ========        ========         ========


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

INTERMAGNETICS GENERAL CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ------------------------------------------------------------

Safe Harbor Statement
---------------------

         The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, any assumptions, risks, and uncertainties set forth herein, as well as other assumptions, risks, uncertainties and factors disclosed elsewhere in this report and in the Company's press releases, shareholders' reports and filings with the Securities and Exchange Commission, including, but not limited to, the risks inherent in any litigation, the Company's ability to win greater market acceptance for FRIGC, resolution of production problems and expanded product sales for IGC-APD, continued strength and expansion in its core wire and MRI magnet markets, as well as the Company's ability to identify and mitigate risks associated with the year 2000 problem.

Results of Operations
---------------------

         During the first nine months of fiscal 1999, net sales were 10% higher, but were 9% lower in the third quarter than in the same periods of fiscal 1998. Results for the current periods include IGC Polycold Systems, Inc. ("Polycold"), which was acquired in November, 1997. Gross margin rates declined in the third quarter due to increased manufacturing variances in the Refrigeration Products segment and for the nine months due primarily to the write-off in November, 1998 of inventory associated with the closing of the Company's Field Effects ("FE") division. See Note D of Notes to Financial Statements.

         In the first nine months of fiscal 1999, sales were slightly higher in the Magnetic Products segment due to increased demand for RF coils and much higher sales of superconducting materials for MRI, but lower in the third quarter due to the timing of shipments of, and continuing price reductions for, MRI magnets. Sales were higher in the Refrigeration Products segment during the first nine months with the inclusion of Polycold, but lower in the third quarter due to the effect of the economic situation in Asia. Exclusive of the inventory write-off discussed above, gross margin rates increased for Magnetic Products. Gross margin rates for Refrigeration Products were lower, despite the inclusion of Polycold, due to reduced sales, a less favorable sales mix, continued competitive pricing pressures, and manufacturing variances.

         Internal research and development expenses were lower in the first nine months and third quarter compared to the same periods of fiscal 1998, as certain developmental programs were completed and engineering efforts were devoted to marketing and manufacturing support. Externally-funded programs continued to decline. Marketing, general and administrative expenses decreased in the third quarter, but increased in the first nine months of fiscal 1999 compared to the same period in fiscal 1998 due to the inclusion of Polycold, which more than offset declines in other business units. In connection with the termination of the FE business operations in the second quarter of fiscal 1999, the Company recorded a charge to operations of $2,398,000 relating to costs associated with present and future expenses necessary to close out the business unit. During the third quarter the Company recorded a pre-tax gain of approximately $275,000 resulting from the early redemption of $1,860,000 of the outstanding 5 3/4% Convertible Subordinated Debentures due 2003, which is included in Interest and other income.

         Interest expense was lower in the third quarter of fiscal 1999 than in the same period of fiscal 1998, due to the repayment of the short-term note issued last year in the acquisition of Polycold. The Company's tax rate increased in fiscal 1999 due to the increase in amortization of intangible assets arising from the Polycold acquisition in fiscal 1998. This amortization expense, along with amortization associated with intangibles acquired in the acquisition of Medical Advances, Inc., must be recorded on the Company's books, but is not allowed as a deduction on the Company's tax return, resulting in a much higher provision for income taxes than one would expect based on the current level of pre-tax income.

Year 2000 Issues
----------------

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

State of Readiness:

         The Company has developed and is implementing an assessment and remediation plan to identify and, if necessary, correct potential year 2000 problems in the following areas:

1. Computer Systems. The Company has evaluated all desktop and server systems for the existence of year 2000 problems using commercial evaluation software. A small number of systems will require upgrade or replacement. These should be corrected before November, 1999.

2. Business Software. The Company's assessment and remediation plan has identified that several of the present business systems are not year 2000 compliant. The Company has had an ongoing project to install an enterprise-wide software system designed to integrate all business entities. This project began in 1996. Both the software and hardware selected for this project are year 2000 compliant and are expected to be implemented before August, 1999. This represents about a three-month delay from the originally expected implementation date of May, 1999.

3. Non-IT Systems. These include heating and air conditioning (HVAC), communication and security systems, as well as tools using embedded chips used in the manufacturing process. The Company has completed its evaluation of all HVAC, communication and security systems, and has developed replacement or upgrade plans to correct the problems encountered. These plans will be completed before the end of 1999. The Company has also completed the evaluation of tools using embedded chips. A small number of non-IT systems used as test systems require upgrade. These systems should be corrected before September, 1999.

4. Business Partners. The Company has requested all of its customers and vendors to describe their state of readiness. While it is difficult to predict the impact of year 2000 problems at our customers and vendors, results to date have not indicated any significant problems. This process is approximately 75% complete and is expected to be finished by the end of May, 1999. The Company intends to remediate any problems that occur in this area by qualifying new suppliers or increasing strategic inventory levels if new suppliers are not considered practical. Currently, the Company believes that it possesses adequate financial resources to provide for such additional inventory, however, no assurances can be made.

Costs:

         The Company estimates that the total cost of its assessment and remediation plan will amount to approximately $2.7 million, which is being funded through operating cash flows. Included in this amount is approximately $2 million for the replacement of the business systems described above, which is being capitalized because its purchase and implementation was primarily related to increases in system functionality. Approximately $1.7 million of the expected total cost has been incurred to date.

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

Liquidity and Capital Commitments
---------------------------------

         During the first nine months of fiscal 1999, the Company generated cash of $8,163,000 from operating activities of which $3,681,000 was used in investing activities, principally for machinery and equipment in the amount of $2,410,000 and a $1,000,000 investment in a refrigeration product company. Also, the Company used $4,147,000 in financing activities, primarily for the repurchase of $4,182,000 of Treasury Stock and $1,550,000 for the early retirement of $1,860,000 5 3/4% Convertible Subordinated Debentures due in September, 2003, offset by $1,600,000 in net proceeds provided by short-term borrowings under the Company's line of credit.

         Recently the Company confirmed that it is negotiating with its French joint venture partner, Alstom S.A., to assume the Alstom-Intermagnetics ("AISA") magnetic resonance imaging (MRI) magnet production operations currently located in Belfort, France. Production would move to Intermagnetics' New York facility early in the Year 2000. Alstom S.A. currently has a 55% interest in AISA, which produces a total of more than $15 million in annual revenue. The final agreement is subject to the approval of both Companies' Boards of Directors and will require the Company to make a cash payment for the purchase, of which $4,250,000 was advanced to Alstom S.A. in the fourth quarter. The Company expects to utilize its existing line of credit to finance these payments.

         The Company's capital resource commitments as of February 28, 1999 consist principally of capital equipment commitments of approximately $1,600,000. The Company has an unsecured line of credit of $25,000,000 which expires in November, 2000, of which $1,600,000 was in use on February 28, 1999. The Company believes that it will have sufficient working capital to meet its needs for the foreseeable future. However, pursuit of large-scale applications in superconductivity and new refrigerants may require the Company to seek additional financing in future years.

PART II:  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None filed during the quarter ended February 28, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTERMAGNETICS GENERAL CORPORATION



Dated:   April 13, 1999              By: /s/Carl H. Rosner
                                         -----------------------------------
                                         Carl H. Rosner
                                         Chairman and Chief Executive Officer



Dated:   April 13, 1999              By: /s/Michael C. Zeigler
                                         -----------------------------------
                                         Michael C. Zeigler
                                         Senior Vice President, Finance