Form 10-K
period 1999-05-30
INTERMAGNETICS GENERAL CORP
filed 1999-08-30
CIK 351012

CONFIDENTIAL


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended May 30, 1999
                                               ------------
                                       or
[   ] Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from _________ to _________

                         Commission File Number 1-11344
                                                --------

                       INTERMAGNETICS GENERAL CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

                 New York                                14-1537454
      -------------------------------                -------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

          450 Old Niskayuna Road,
             Latham, New York                              12110
    --------------------------------------              ---------
   (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code (518) 782-1122

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered

    Common Stock - $.10 par value               American Stock Exchange
-------------------------------------  -----------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $66,000,000. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the American Stock Exchange on August 16, 1999. It assumes that all directors and officers of the registrant are affiliates. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares of the registrant's Common Stock outstanding, net of Treasury shares, as of August 16, 1999 was 12,382,807.


                       DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III hereof is incorporated by reference from the registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed within 120 days after the end of the registrant's fiscal year.

                                TABLE OF CONTENTS

PART I............................................................................................................1

ITEM 1. BUSINESS DESCRIPTION......................................................................................1
   ELECTROMAGNETICS SEGMENT.......................................................................................1
   SUPERCONDUCTING MATERIALS SEGMENT..............................................................................8
   REFRIGERATION SEGMENT.........................................................................................10
   RESEARCH AND DEVELOPMENT......................................................................................13
   INVESTMENTS...................................................................................................15
   PERSONNEL.....................................................................................................17
   EXECUTIVE OFFICERS OF THE REGISTRANT..........................................................................17

ITEM 2. PROPERTIES...............................................................................................19

ITEM 3. LEGAL PROCEEDINGS........................................................................................19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................20


PART II..........................................................................................................20

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....................................20

ITEM 6. SELECTED FINANCIAL DATA..................................................................................21

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................22

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK..............................................29

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................................29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................29


PART III.........................................................................................................29

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................................29

ITEM 11. EXECUTIVE COMPENSATION..................................................................................29

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................................30

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................30


PART IV..........................................................................................................30

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........................................30
   (a)       FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS........................................................30
   (b)       REPORTS ON FORM 8-K.................................................................................33


SIGNATURES.......................................................................................................34

                                      iii

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Intermagnetics General Corporation ("Intermagnetics" or "Company") makes forward-looking statements in this document. Typically, we identify forward-looking statements with words like "believe," "anticipate," "perceive," "expect," "estimate" and similar expressions. Unless a passage describes an historical event, it should be considered a forward-looking statement. These forward-looking statements are not guarantees of future performance and involve various important assumptions, risks, uncertainties and other factors that could cause the Company's actual results for fiscal year 2000 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other assumptions, risks, uncertainties and factors disclosed throughout this report.


                                     PART I

ITEM 1. BUSINESS DESCRIPTION

         Intermagnetics is a leading developer of superconducting materials and related products. Superconductivity is the phenomenon in which certain materials lose all resistance to the flow of electrical current when cooled below a critical temperature. Devices made with superconductive materials require special refrigeration equipment, known as cryogenic systems, to maintain materials at the very cold temperatures at which superconductivity occurs. Superconductors offer advantages over conventional conductors, such as copper, by carrying electricity with virtually no energy loss, and generating comparatively more powerful magnetic fields.

         The Company designs, develops, manufactures and sells products in three significant segments: Electromagnetics, Superconducting Materials and Refrigeration. Electromagnetics consists primarily of low temperature superconducting ("LTS") magnets, and radio frequency ("RF") coils. These products are developed and sold through a corporate division, the IGC-Magnet Business Group ("IGC-MBG"), and through IGC-Medical Advances Inc. ("IGC-MAI"), a wholly-owned subsidiary. The Electromagnetics segment also includes development of high temperature superconducting ("HTS") products and industrial magnetic resonance ("MR") systems through the Company's Technology Development division ("IGC-TD"). Superconducting Materials consist of wire and cable manufactured and sold by the Company's IGC-Advanced Superconductors division ("IGC-AS"). Three wholly-owned subsidiaries make up the Company's Refrigeration segment. IGC-APD Cryogenics Inc. ("IGC-APD") and IGC-Polycold Systems Inc. ("IGC-Polycold") design, develop, manufacture and sell low and very low temperature refrigeration equipment, and InterCool Energy Corporation ("ICE") designs, develops and sells refrigerants for mobile and stationary applications. Prior to its fiscal year 1999, the Company divided its business into two industry segments for reporting purposes: Magnetic Products and Refrigeration Products. In fiscal year 1999, the Company adopted the "management approach" to segment disclosure required by Statement of Financial Accounting Standards No. 131 effective for fiscal years beginning after December 15, 1997. As a result, the Company now discusses its business using the three segments listed above.


                            ELECTROMAGNETICS SEGMENT
                            -------------------------

A. Introduction

         1. About MRI and other magnets generally

         The single largest existing commercial application for superconductivity is the magnetic resonance imaging medical diagnostic system ("MRI System"). MRI Systems are used in hospitals and clinics for non-invasive, diagnostic imaging of organs within a patient's body. At the core of an MRI System is a large, highly engineered magnet system. The magnet system can be based upon a conventional resistive electro-magnet, a permanent magnet or a more sophisticated superconductive magnet. Superconductive magnets offer far more powerful, high-quality magnetic fields (measured in Tesla) with virtually no power loss. Higher magnetic field strengths correlate with improved "signal-to-noise" ratios which can in turn lead to higher quality images in shorter acquisition times. The annual commercial market for new MRI Systems in calendar year 1999 is estimated at approximately $2 billion worldwide. The MRI industry is dominated by a small number of system integrators who sell MRI Systems to end-users. The General Electric Company ("GE"), Siemens Corporation ("Siemens"), Philips Medical Systems Nederlands B.V. ("Philips"), Hitachi Medical Corporation ("Hitachi"), Toshiba Corporation ("Toshiba") and Picker International Ltd. are the major MRI System integrators. The Company is a supplier of key components to a number of these integrators. (See "Principal Products" below.)

         Other existing applications for superconductivity include nuclear magnetic resonance ("NMR") spectroscopy, used in biological and chemical research and testing of the composition and structure of non-ferrous materials, and other scientific, defense and research applications. (See "Principal Products - Other Superconductive Magnet Systems" below.)

          2. About MRI Radio Frequency (RF) Coils Generally

         An RF coil is a necessary component of an MRI System. An RF coil is placed inside the bore of the magnet of an MRI System, or more generally placed onto the patient. The RF coil acts as an antenna to receive, or transmit and receive, radio frequency signals from the human body as it lies inside the strong magnetic field of the MRI System. These radio frequency signals are transferred electronically to the MRI System computer where they are reconstructed into a clinically useful diagnostic image.

         Specialized RF coils -- those dedicated to imaging particular parts of the human anatomy, such as the knee, neck, wrist, foot, etc. -- increase the number of diagnostic applications for which an MRI System can be used. The increased number of applications increases the potential utilization rate of a given MRI System, which typically helps to justify economically the acquisition of that system. In addition, specialized RF coils designed to image a specific part of the human body will yield a sharper, more detailed image that typically is more clinically useful than a similar image produced with a multi-purpose RF coil. The Company believes each MRI System could benefit from an array of six to nine separate specialized RF coils.

         An RF coil must work very closely with the MRI system in which it is used. Consequently, RF coils are designed for a specific manufacturer's system configuration and its related characteristics. Hence, RF coils may not be moved easily between MRI Systems manufactured by different companies, from one field strength magnet to another, or even among different models manufactured by a single company. Consequently, the market opportunity for any particular RF coil model usually is limited to the specific system for which it is designed and built.

B. Principal Products

         The Company derived approximately 58% and 63% of its net sales in fiscal years 1999 and 1998, respectively, from the sale of products in its Electromagnetics segment. Those sales consisted primarily of MRI-related products, including superconductive MRI magnet systems, and RF coils. Within its Electromagnetics segment, the Company produces the following:

o Superconductive MRI Magnet Systems. Through IGC-MBG, the Company manufactures and sells superconductive MRI magnet systems to MRI System integrators for use in stationary and mobile applications. During fiscal years 1999, 1998 and 1997, MRI magnet systems accounted for 45%, 52% and 58%, respectively, of the Company's net sales. The Company's latest generation of superconductive MRI magnet systems consists of three types of systems with field strengths of 0.5,
  1.0 and 1.5 Tesla ("T").

  The Company's MRI magnet systems are made with wire from IGC-AS and fitted with cryogenic refrigerators (shield coolers) supplied by IGC-APD. In fact, the Company is the only vertically integrated manufacturer of superconductive MRI magnet systems, which the Company believes is an important source of competitive strength.

o Other Superconductive Magnet Systems. Through IGC-MBG, the Company also designs and builds superconductive magnet systems for various scientific and defense applications. These usually are one-of-a-kind, custom-built systems. For example, in fiscal year 1999, the Company manufactured and delivered an 8T magnet for Fourier Transform Ion Cyclotron Resonance (FTICR) mass spectrometry, which is used by research chemists to examine the structure of large molecules. In addition, the Company is working with the National High Magnetic Field Laboratory at Florida State University, to design and manufacture a technology-leading superconductive magnet for a 900 MHz NMR system. Systems with higher operating frequencies offer better sensitivity and discrimination in the analysis of complex molecules.

o RF Coils for MRI Systems. Through IGC-MAI, the Company manufactures and sells RF coils for use in MRI Systems. IGC-MAI's current product line includes ten anatomical applications with more than fifty product groups available in magnetic field strengths from 0.2T to 3.0T, for a total of more than 150 products. Typical RF coils have a selling price between $5,000 and $30,000, although some custom or high end coils may sell for substantially more. In fiscal years 1999 and 1998, RF coils accounted for 13% and 11%, respectively, of the Company's net sales. Because the Company acquired IGC-MAI in March, 1997, RF coils accounted for substantially less than 5% of net sales in fiscal year 1997.

C. Marketing

         The Company markets its magnet systems through its own personnel. In addition, it licenses the manufacture and marketing of superconductive MRI magnet systems to its European joint venture. That license will expire on December 31, 1999. (See "European Joint Venture" below.) The Company also has a wholly-owned European marketing and service subsidiary in the U.K., as well as a foreign sales corporation located in Barbados. IGC-MAI markets its RF coils through a direct sales force to domestic MRI System integrators and end-users, such as hospitals, clinics and research facilities. IGC-MAI markets its RF coils internationally to foreign-based MRI System integrators through direct sales and to end-users through a distributor network.

         Export Sales. Products sold to foreign-based companies, such as Philips in the Netherlands, or Hitachi and Toshiba in Japan, were accounted for as export sales even if some of the products sold were installed in the U.S. On that basis, the Company's net export sales (including the Refrigeration segment) for fiscal years 1999, 1998 and 1997 totaled $61.1, $57.3 and $53.1 million, respectively, most of which were to European customers.

         Principal Customers. Sales to customers accounting for more than 10% of the Company's net sales aggregated approximately 54% of net sales in fiscal 1999, 55% of net sales in fiscal 1998 and 50% of net sales in fiscal 1997. (See Note K of Notes to Consolidated Financial Statements included in response to
Item 8.)

         A substantial portion of the Company's sales to the MRI industry are to four customers, two of which are significant. Philips is the principal customer for the Company's MRI magnet systems. The Company sells Philips certain superconductive MRI magnet systems of various field strengths for incorporation into Philips' proprietary MRI Systems. In fiscal year 1999, Intermagnetics and Philips executed a new sales agreement with an initial five-year term. The term is extended each year such that the agreement will continue in effect on a rolling five-year basis, unless otherwise terminated in accordance with certain provisions of the agreement. Under the new agreement, which will cover all sales to Philips beginning on January 1, 2000, Intermagnetics will be the sole supplier of certain MRI magnet systems to Philips. Sales prior to that date are covered by a pre-existing supply agreement among Intermagnetics, Philips and Intermagnetics' joint venture. (See "European Joint Venture" below.) Sales to Philips (including sales by the Refrigeration segment) amounted to approximately 41%, 44% and 50% of the Company's net sales for fiscal 1999, 1998 and 1997, respectively.

         The Company's second principal customer for MRI products is GE. The Company sells LTS wire to GE for use in GE's MRI magnet systems, as well as RF coils for use with GE's MRI Systems. Under the Company's current arrangement with GE, GE places orders for LTS wire and RF coils from time to time with the Company. Sales to GE (including sales by the Superconducting Materials segment) accounted for approximately 13%, 11% and 9% of the Company's net sales for fiscal 1999, 1998 and 1997, respectively.

D. European Joint Venture

         In 1987, the Company and Alstom Energy, S.A. ("Alstom"), a leading French industrial group in the areas of electrical and electromechanical equipment, created a joint venture named Alstom Intermagnetics ("AISA") located in France. AISA manufactures superconductive MRI magnet systems under a license from the Company. AISA pays a royalty to the Company for the licensed technology, and the Company shares in AISA's profits in proportion to its ownership interest (45%). The Company accounts for its investment in AISA using the equity method of accounting. AISA is party to a supply agreement with Philips, and supplies a portion of Philips' requirements for superconductive MRI magnet systems. That supply agreement will expire on December 31, 1999, and AISA is not a party to any subsequent supply agreements.

         On May 28, 1999, Intermagnetics, Alstom and AISA signed an agreement terminating their joint venture. Effective May 30, 1999, the Company sold its interest in AISA to Alstom for three hundred thousand dollars ($300,000 U.S. currency). Effective December 31, 1999, AISA's magnet production will be consolidated in the Company's Latham, New York facility, and AISA will cease production of superconductive MRI magnet systems. In consideration of the obligations of AISA and Alstom under the termination agreement, Intermagnetics agreed to pay AISA nine million dollars ($9,000,000 U.S. currency) (the "Payment"). The Company paid four million two hundred fifty thousand dollars ($4,250,000 U.S. currency) of the Payment to AISA in fiscal year 1999; the remainder is due on or before March 31, 2000.

E. Competition/Market

         U.S. demand for MRI Systems recovered from flat sales recorded in 1995 and 1996 and rose to new highs in 1997 and 1998. The Company believes that worldwide sales of MRI Systems in calendar 1999 should be about the same as the strong sales in calendar 1998. The Company's growth in this segment is dependent on its customers' ability to grow their respective businesses, and on the Company's ability to attract new customers. There are no assurances that such growth will occur. In addition, while the economic slowdown in Asia and Latin America was offset by strong MRI System sales in the U.S., there are no assurances that the slowdown will not adversely impact overall growth in sales of MRI Systems over the next year.

         MRI Systems compete indirectly with other diagnostic imaging methods such as conventional and digital X-ray systems, nuclear medical systems, ultrasound and X-ray CT scanners. Most large MRI Systems suppliers perceive higher field strength imaging systems (1.0T or greater) based upon superconductive magnets to have technical advantages over MRI Systems that use resistive electromagnets and permanent magnets, which are limited in field strength either by high power consumption or by basic material properties. Lower field strength systems generally produce lower quality images, although rapid gains in computer technology have offset some of this quality loss. In addition, "open" magnet configurations based on permanent and resistive magnets have enjoyed rapid growth in market share over the past four years.

o Superconductive MRI Magnet Systems. Within the market for superconductive MRI magnet systems, the Company's competitors fall into two categories: (1) magnet manufacturers that make MRI magnet systems for sale to MRI System integrators; and (2) MRI System integrators that manufacture superconductive magnet systems for their own use.

  The Company considers Oxford Magnet Technology Limited ("OMT") its principal competitor in the first category. OMT is a joint-venture between Siemens (51%) and Oxford Instruments Group, plc ("Oxford") (49%). OMT supplies MRI magnet systems to Siemens, a leading MRI System integrator. OMT has sold substantially more superconductive MRI magnet systems, has greater production capacity and greater financial resources than the Company; however, the Company believes it can compete effectively against OMT on the basis of technology and price.

  Competitors in the second category include companies like GE and Toshiba that manufacture MRI magnet systems for use in their own MRI Systems. Historically, such integrators have been unavailable to the Company as customers for its MRI magnet systems. The Company has instead treated these companies as customers or potential customers for component products, such as superconductive wire, cryogenic systems and RF coils.

  Within the market for superconductive MRI magnet systems, the Company also has seen increased competition from low-field "open" MRI magnet systems. These systems are designed to reduce the feeling of claustrophobia in a patient undergoing imaging, and may give medical personnel greater access to the patient during imaging. While the Company does not currently manufacture an "open" MRI magnet system, such magnet systems have represented one of the fastest growing segments of the market. The Company does manufacture a magnet system for another rapidly growing segment of the market: compact high field MRI systems. Philips is the Company's primary customer for this magnet system.

o Other Superconductive Magnet Systems. Historically, the Company has competed against many different companies domestically and internationally (including Oxford, which dominates the worldwide market for NMR systems) for the opportunity to design and build non-MRI superconductive magnet systems. To date, the Company's sales of such systems have not been significant.

o RF Coils for MRI Systems. The Company believes that the market for RF coils will grow faster than the market for MRI Systems because: (i) the number of MRI applications using specialized RF coils is increasing, requiring that additional, and more technically sophisticated RF coils be purchased for each new and existing MRI System; (ii) RF coil technology is being improved continuously, and with an average technology obsolescence rate of approximately three years, existing coils need to be upgraded to later-generation products; and (iii) an increasing number of existing MRI Systems are being upgraded by MRI System integrators at a much lower cost than replacing an entire MRI System. An added set of RF coils typically is needed in connection with each upgrade.

  The Company's primary RF coil competitors consist of independent manufacturers that make RF coils for sale to MRI System integrators and end-users. The Company also experiences competition from MRI System integrators that manufacture RF coils for sale with their MRI Systems.

  Most MRI System integrators outsource RF coil development and manufacture to companies such as IGC-MAI, although, the Company believes Siemens and Philips have maintained the most extensive in-house coil development activities of the major MRI System integrators. If the MRI System integrators decide to pull RF coil development in-house, access to the market for independent RF coil manufacturers could be limited. The Company believes this risk is remote, however, because outsourcing specialized RF coils generally results in lower cost and faster time-to-market than with in-house resources.

  There are several independent RF coil manufacturers of various size. The Company believes that, of these companies, two compete with IGC-MAI against its full product range. The other competitors offer limited product lines and generally lack an organizational infrastructure and extensive product development capabilities to compete across IGC-MAI's broad product line at this time. Competition generally is based upon price and diagnostic image quality. To remain competitive, the Company must continue to offer high quality, technically advanced products while reducing costs. As competition increases, however, price pressures grow and there are no assurances that IGC-MAI can remain competitive in the marketplace.

F. Patents

         The Company believes at the present time that patents are not a significant competitive factor in the conduct of its business in the Electromagnetics segment. The Company directly or indirectly either owns, or is a licensee under a number of patents relating to RF coils and permanent magnet systems. There are no assurances that changing technology and/or emerging patents will not adversely impact the Company's current patent position or its competitiveness. In addition, the Company's patent protection for emerging technologies will have commercial value only to the extent the associated technologies become commercially significant, of which there can be no assurance.

G. Backlog

         The Company does not consider backlog material to an understanding of the Electromagnetics segment for two main reasons: (1) the manufacturing cycle for magnet products has shortened significantly and the Company believes this trend will continue and (2) because of short manufacturing lead times, backlog is not a factor in the Company's RF coil business.

H. Raw Materials and Inventory

         Most materials and parts used in the manufacturing process for superconducting magnet systems are ordered for delivery based on production needs. The Company's investment in inventories for production of MRI magnet systems is based primarily on production schedules required to fill existing and anticipated customer orders.

         IGC-MAI believes that there are alternative suppliers at competitive prices for most of the parts, materials and components that it purchases for the manufacture of its RF coils. There are, however, discrete electrical components and mechanical housings that are sole sourced because of the uniqueness of their specifications. In the event that a sole source supplier cannot meet demand, a re-engineering or re-tooling of the sourced component would be required.

I. Warranty

         The expense to the Company to date for performance of its warranty obligations in the Electromagnetics segment has not been significant.

                       SUPERCONDUCTING MATERIALS SEGMENT
                       ---------------------------------

A. Introduction

         There are two broad classes of superconductive materials. LTS materials are metals and alloys that become superconductive when cooled to temperatures near absolute zero (4.2 Kelvin or minus 452 F). Because of their superior ductile characteristics, LTS materials generally are used in the form of flexible wire or cable (LTS cable is made up of bundles of LTS wire). HTS materials are composed of ceramic-like compounds that become superconductive when cooled to temperatures close to that of liquid nitrogen (77 Kelvin or minus 321 F) and primarily are manufactured in the form of tape (basically, flat wire). Although currently available HTS materials are economically viable only in a rather narrow range of existing applications, the Company is working to develop practical applications for HTS technology. (See "Research and Development - New Products" below.)

        LTS wire is used today mainly in the manufacture of MRI magnet systems and for large sized accelerators. Emerging areas for application of LTS wire/cable and HTS tape/wire include fault current limiters, transformers and other electric power equipment. (See "New Product Development: HTS Materials & Devices" below.)

B. Principal Products

         Through IGC-AS, the Company manufactures and sells the two principal LTS materials that are commercially available for the construction of superconductive magnets: niobium-titanium ("NbTi") wire, and niobium-tin ("Nb3Sn") wire. In contrast to the relatively large market for NbTi wire, Nb3Sn multi-filamentary wire, which has been under development for many years, is sold only in limited quantities. This is because NbTi wire is more cost effective for MRI magnet systems, which is the leading market for superconductive wire. The Company has seen a significant increase in government-sponsored work for non-MRI applications through its participation in the Large Hadron Collider project for the European Organization for Nuclear Research ("CERN") in Switzerland, and the Superconducting Tokamak Advanced Research Project in Korea. These multi-year programs offer potential for increased non-MRI wire and cable orders. During each of fiscal years 1999, 1998 and 1997, sales of superconductive wire and cable (excluding intercompany sales) accounted for approximately 12% of the Company's net sales.

C. Marketing

         The Company markets its wire/cable through its own personnel. (See "Electromagnetics Segment - Marketing" for information about principal customers.)

D. Competition/Market

         The single largest commercial market for superconductive wire is MRI. In fact, most of the superconductive wire manufactured by the Company is used for superconductive MRI magnet systems (either internally by IGC-MBG, or externally by other customers). The Company believes that it, Oxford Superconducting Technology and VACUUMSCHMELZE, A.G. are the major suppliers of NbTi wire for the MRI market. While there are several other foreign and domestic manufacturers of NbTi superconductive wire, none of them have been a significant factor in the worldwide MRI market.

         The Company has a contract to supply nearly 100 tons of superconductive cable to CERN for the Large Hadron Collider Project, a European government-sponsored program. An additional 1,400 tons of cable will be supplied to CERN by European companies (Alstom, VACUUMSCHMELZE and Europa Metalli) and 100 tons of cable will be supplied by Furukawa Electric, a Japanese company. The Company believes that the quantity of wire required for this project exceeds that required for the global MRI market. Even with this significant project, industry capacity for NbTi wire is greater than current demand, and the Company has seen substantial pressure on prices. The Company's prices for superconductive wire/cable currently are competitive, and the Company believes that product quality and the ability to meet delivery schedules are factors important to its market position. There are no assurances, however, that the Company can remain competitive without future price reductions, or that the Company can find means to offset price reductions with further cost reductions.

         The Company is also a major U.S. supplier of Nb3Sn superconducting wire. Oxford Superconducting Technology also participates in the domestic market, and there are a number of manufacturers of Nb3Sn wire in Japan and Europe. Nb3Sn wire is used in the commercial nuclear magnetic resonance and high field magnet markets, as well as in government-sponsored programs. The Company believes that it and one other Company in Japan, Mitsubishi Electric, are the only companies supplying substantial quantities of Nb3Sn material needed for the Superconducting Tokamak Advanced Research Project in Korea.

         In the area of LTS wire/cable, practical and more cost-effective HTS materials developed by the Company and others could eventually reduce the market for the Company's current LTS products, although the Company does not, at this time, believe this is likely to happen in the near future. (See "Research and Development - New Product Development: HTS Materials & Devices" below.)

E. Patents

         The Company believes at the present time that patents are not a significant competitive factor in the conduct of its business in the Superconducting Materials segment. The Company directly or indirectly either owns, or is a licensee under a number of patents relating to superconducting materials and the manufacture thereof. There are no assurances that changing technology and/or emerging patents will not adversely impact the Company's current patent position or its competitiveness. In addition, the Company's patent protection for emerging technologies will have commercial value only to the extent the associated technologies become commercially significant, of which there can be no assurance.

F. Backlog

         The Company does not consider backlog material to an understanding of the Superconducting Materials segment because the manufacturing cycle for such material has shortened significantly and the Company believes this trend will continue.

G. Raw Materials and Inventory

         The number of sources for NbTi raw material required for production of NbTi superconductive wire is declining. While the Company has not experienced substantial difficulty in obtaining such materials, fluctuation in demand caused by large projects such as the Large Hadron Collider being constructed by CERN in Switzerland, could create temporary imbalances in supply and demand and thus adversely impact the price of such raw material. The Company has negotiated a multi-year contract with a key supplier in order to reduce this risk and stabilize supply and price.

H. Warranty

         The expense to the Company to date for performance of its warranty obligations in the Superconducting Materials segment has not been significant.

                              REFRIGERATION SEGMENT
                              ---------------------

A. Introduction

         Three wholly-owned subsidiaries comprise the Company's Refrigeration segment: IGC-APD and IGC-Polycold, which design, manufacture and sell low temperature (semi-cryogenic) and very low temperature (cryogenic) refrigeration equipment; and ICE, which designs, develops and sells refrigerants, and is developing refrigeration equipment. (See "New Product Development: Refrigerants and Refrigeration Equipment" below.)

         The Company derived approximately 30% and 25% of its net sales in fiscal years 1999 and 1998, respectively, from the sale of products in its Refrigeration segment.

B. Principal Products

         IGC-APD's product line includes shield coolers (refrigerators) used in the production of MRI magnet systems, a specialized cryogenic refrigeration system sold under the registered tradename CRYOTIGER and specialized water pump systems and cryopumps sold under the registered tradenames AquaTrap and Marathon that are used primarily in the manufacture of semiconductors. Shield coolers make up IGC-APD's largest product line.

         IGC-Polycold manufactures and sells a line of low temperature refrigeration systems in the -40 to -90 Celsius range. The Company acquired IGC-Polycold in fiscal year 1998. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Commitments" included in response to Item 7.) IGC-Polycold's refrigeration systems are used in several markets, including optical coating, semiconductor manufacturing, magnetic media, decorative coating, plastic coating and roll/web coating. Sales to the optical coating industry made up the largest single market for IGC-Polycold's products.

         ICE sells a family of environmentally acceptable refrigerants under the registered tradename of FRIGC. These products are marketed to replace ozone-depleting chlorofluorocarbons ("CFC's"). CFC's are being phased out of use globally under the Montreal Protocol, an international treaty signed by the U.S. and ninety-three other nations. ICE's core product, FRIGC FR-12 (sold under ASHRAE designation R-416A), is an EPA-approved replacement for R-12 (the leading CFC refrigerant) in mobile and certain stationary air conditioning systems.

         IGC-APD, IGC-Polycold and ICE also license certain mixed gas refrigerant technology to third parties for use in markets in which the Company does not otherwise participate.

C. Marketing

         IGC-APD markets its shield coolers through a direct sales force located in its Allentown, Pennsylvania headquarters, its office in Sunnyvale, California and its European office in the U.K. IGC-APD's other cryogenic and semi-cryogenic products are marketed worldwide through its direct sales force and through scientific and vacuum equipment sales representatives and distributors. In addition, IGC-APD has a worldwide partnership with Daikin Industries, Ltd. ("Daikin"), a Japanese company, pursuant to which the parties sell common cryopumps under the "Marathon" trademark in well-defined territories. In fiscal year 1999, IGC-APD licensed a non-core portion of its laboratory systems business to a third party, which now markets and sells IGC-APD's laboratory systems on an exclusive basis.

         IGC-Polycold markets its line of refrigeration systems through a direct sales force based in its San Rafael, California headquarters, and through a worldwide network of sales representatives and two key distributors located in Japan and Germany. In addition, IGC-APD and IGC-Polycold share common direct sales and marketing teams.

         ICE employs a direct sales force based in the Company's corporate headquarters, and also continues to pursue a strategy of securing distributors, nationally and internationally. In the North American market, ICE successfully integrated the former market coverage of Pennzoil Products Company ("Pennzoil"), into ICE's internal operations. Pennzoil withdrew from the refrigerant distribution market at the end of calendar year 1998. In addition, in fiscal year 1999, ICE successfully added a number of regional and national FRIGC FR-12 distribution outlets in North America. Internationally, ICE continues to explore distribution opportunities in the Asian-Pacific markets. While Sumitomo Corporation of America ("SCOA") is no longer an exclusive distributor of FRIGC FR-12 in that region, ICE has developed strong relationships with a number of other distributors in the market. ICE's lead distributor in Australia has been particularly successful, making FRIGC FR-12 refrigerant the number one alternative to R-12 in mobile applications during the 1998-1999 Australian summer.

D. Competition/Market

         IGC-APD supplies shield coolers to IGC-MBG for its superconductive MRI magnet systems. In addition, IGC-APD sells these refrigerators to other manufacturers of superconducting MRI magnet systems. IGC-APD licenses Daikin to produce shield coolers and other cryogenic products for the Japanese market. Daikin has captured a significant portion of that market for shield coolers. The Company considers its principal competitor in the manufacture of shield coolers to be Leybold AG ("Leybold"). Leybold has greater production capacity and financial resources than the Company, and has successfully locked up many of IGC-APD's potential customers in multi-year supply agreements. In addition, Sumitomo Heavy Industries supplies shield coolers to a major MRI System integrator.

         IGC-APD's principal competitors in its other markets include Helix Technology Corporation ("Helix") (which markets its products under the names "CTI Cryogenics" and "CTI") and Ebara Technologies, Inc. Helix is believed to control 80% or more of the world market for cryopumps. Notwithstanding Helix's market predominance, the Company believes that it can retain its position in the market on the basis of technology and equipment performance. In addition, IGC-APD's CRYOTIGER refrigeration system competes against machines known as Stirling refrigerators (which the Company believes are more costly and less reliable than CRYOTIGER), and against open-cycle coolers that rely on reservoirs of liquid nitrogen which must be replenished periodically. Although the initial purchase price for a CRYOTIGER refrigerator may exceed the price of a comparable liquid nitrogen cooler, this higher initial cost is offset by lower operating and maintenance costs and greater ease of use. The Company believes there is a significant opportunity for this product in the marketplace, however, there are no assurances it will achieve widespread commercial success.

         IGC-Polycold's major competitors include Sanyo and Shin Meiwa in Japan, and Helix domestically. IGC-Polycold also competes with the use of liquid nitrogen as an alternative to IGC-Polycold's low temperature refrigeration systems. The Company generally competes in this area on the basis of price, availability and product quality. In addition, with respect to both IGC-APD and IGC-Polycold, there are no assurances that emerging technology will not adversely impact their competitiveness.

         In its mobile application, FRIGC FR-12 refrigerant is a substitute for R-12 in automobile, truck and bus air conditioning systems. Since 1994, new mobile air conditioning systems have been designed to use R-134a (an HFC offered by DuPont) and FRIGC FR-12 does not compete in the new car market. Mobile air conditioning systems manufactured before 1994 relied on R-12. ICE believes that FRIGC FR-12 refrigerant is the most cost-effective alternative refrigerant for these systems because its use does not require equipment changes. By contrast, the use of R-134a refrigerant entails, in most cases, substantial equipment changes to deliver effective and reliable cooling. There are several other alternative refrigerants offered by competitors including some that sell at lower prices than FRIGC FR-12. The Company believes that FRIGC FR-12's superior technical performance and safety record give it a strategic advantage. Within the mobile market, the Company believes that its biggest competitive challenges come from the continuing availability of R-12, lower cost alternatives and low cost (incomplete or "dirty") retrofit kits to adapt R-12 systems to the use of R-134a.

         ICE also markets FRIGC FR-12 as a direct substitute for R-12 in certain stationary applications, such as building air conditioning systems, refrigeration systems and food chillers. The stationary market employs a wide variety of refrigerants. R-12 sales in the stationary market accounted for approximately 12 million pounds of refrigerant sold nationally in calendar 1998. Since 1994, vendors and end-users have been looking for alternative refrigerants that provide effective, cost-efficient cooling. The Company believes that end-users with R-12-based equipment who wish to end their use of ozone-depleting R-12 face three choices: (1) make an expensive hardware purchase of either new equipment (that uses other refrigerants) or major new components that convert existing systems to R-134a refrigerant; (2) purchase an R-22-based alternative blended refrigerant, such as R-401A offered by DuPont, R-409A or R-414B; or (3) purchase FRIGC FR-12. The Company believes that FRIGC FR-12 refrigerant provides a superior alternative to items (1) and (2) above. With respect to item (1) above, FRIGC FR-12 requires little to no investment in hardware upgrades. This is particularly true for medium temperature refrigeration applications such as vending and ice machines. With respect to item (2) above, FRIGC FR-12 provides superior operating performance relative to R-22-based refrigerant blends, primarily in the form of ease of installation, leak tolerance and potentially less wear and tear on refrigeration equipment. R-409A and R-401A are marketed by companies with significantly greater resources and access to better-established distribution systems than those currently available to ICE, and R-414B gained significant market acceptance in fiscal year 1999 based on price and aggressive marketing. Nonetheless, the Company believes that the technical and operating advantages of FRIGC FR-12 refrigerant are such that it can compete effectively against these alternative refrigerants.

         The Company believes that ICE's FRIGC refrigerants still face significant challenges ahead, and there are no assurances they will win wide-spread acceptance. In addition, notwithstanding the phase-out of domestic production of R-12 refrigerant at the end of 1996, there remain substantially greater stocks of such refrigerant today than previously anticipated. Relatively easy access to R-12 has had an adverse impact on the near-term ability of ICE to market FRIGC FR-12 refrigerant in both the mobile and stationary markets.

E. Patents

         Patents are a significant competitive factor for the Company's Refrigeration segment. The formula for FRIGC FR-12 is protected by a U.S. patent and foreign patents are pending for certain countries targeted by ICE as potentially viable markets. IGC-APD's CRYOTIGER line is based upon its patented proprietary technology. IGC-APD's AquaTrap systems are based principally on IGC-APD's proprietary CRYOTIGER technology. While IGC-Polycold does have some patent protection for its products, patents currently are not a significant competitive factor for IGC-Polycold. Patents may become more significant in the future, however, as IGC-Polycold develops new products. The Company's success in marketing its Refrigerant Products will depend on its continued ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of others. No assurance can be given that any additional patents will issue with respect to patent applications filed or to be filed by the Company. Furthermore, even if such patents issue, there can be no assurance that any issued patents will protect against competitive products or otherwise be commercially valuable. No patents that the Company considers significant expire during the next five years.

F. Backlog

         Due to the relatively short production cycle for products in this segment, the Company does not consider backlog to be material to an understanding of the Refrigeration business.

G. Raw Materials and Inventory

         IGC-APD purchases certain major components from single sources, but the Company believes alternate sources are available. IGC-APD generally maintains a sufficient inventory of raw materials, assembled parts, and partially and fully assembled major components to meet production requirements.

         IGC-Polycold purchases certain major standard components for its products from a single source. While alternative sources are available, an unplanned loss or severe reduction in supply from this source could result in added cost and temporary production delays. IGC-Polycold generally maintains a sufficient inventory of raw materials, assembled parts and partially and fully assembled major components to meet production requirements.

         With respect to its refrigerant products, ICE has an agreement with Schenectady International, Inc. ("SII") for the purchase of FRIGC FR-12 refrigerant for the domestic market. SII's ability to supply commercial quantities of FRIGC FR-12 refrigerant, however, will depend on the availability of certain raw materials, which are manufactured by a small number of companies.

H. Warranty

         In fiscal year 1999, IGC-APD experienced significant warranty obligations which adversely affected its overall financial performance. IGC-APD has addressed the warranty issue and does not believe performance of warranty obligations will be significant in fiscal year 2000. The expense to the Company in fiscal 1999 for IGC-APD's warranty obligations was $1,205,000.

                            RESEARCH AND DEVELOPMENT
                            ------------------------

A. General Research and Development

         The Company believes its research and development activities are important to its continued success in new and existing markets. Externally funded development programs have directly increased sales of design services and products and, at the same time, assisted in expanding the Company's technical capabilities without burdening operating expenses. Under many of the Company's government contracts, it must share any new technology resulting from such contracts with the government, which includes the right to transfer such technology to other government contractors; however, the Company currently does not expect such rights to have a material adverse effect on it.

         Previously, a substantial portion of the Company's research and development expenditures had been covered by external funding, principally from the U.S. government. In fiscal 1999, approximately 43% of total research and development activities were paid by such external programs compared to approximately 37% and 47% in fiscal years 1998 and 1997, respectively. During fiscal years 1999, 1998 and 1997, product research and development expenses in all segments were $10,886,000, $13,072,000 and $13,012,000, respectively. The decline in fiscal year 1999 primarily resulted from the closure of the Company's Field Effects division in December 1998, and the completion of certain internally-funded programs.

         The Company believes that, apart from continued reductions in federal spending on research and development, three other factors will reduce external funding from U.S. government sources. First, and especially in the context of HTS technology, government contracts are emphasizing cost-sharing, which requires the awardee to contribute 20% to 50% of the total cost of the development effort. This cost-sharing requirement may limit the Company's reliance on the government as a significant source of research and development funds. Second, because the Company has more than 500 employees, it is not eligible for certain government-sponsored research and development programs for small businesses (defined as fewer than 500 employees). Third, the Company expects in the future only to solicit government funding for programs of direct strategic importance.

         The Company can experience, in any given year, significant increases or decreases in external funding depending on its success in obtaining funded contracts.

B. New Product Development: HTS Materials & Devices

         The Company believes that HTS materials in the form of tape (and to a lesser extent wire) may, in the future, have a substantial impact on commercial markets and applications for superconductors. In particular, the Company believes HTS materials could be suitable for larger scale, specialized electric power applications and high field magnets in five to ten years, depending upon further advances. The Company's activities in this area have been funded in part through government-supported research and development programs, including joint research agreements.

         The Company's activities in HTS include: (1) converting HTS materials into usable tape/wire with acceptable electrical current densities and competitive pricing levels; and (2) creating devices and equipment based upon HTS tape/wire. The Company has focused primarily on bismuth-based HTS materials, but it also is investigating tape using yttrium-based materials, which show promise of even higher superconducting performance than their bismuth-based counterparts. Currently, the Company does not participate in the costly and highly competitive endeavor of identifying new HTS materials.

         The Company has continued to develop applications of HTS materials and advanced devices in partnership with various utilities, manufacturers and government laboratories, including a 5/10 MVA HTS transformer, a 15-kV HTS Fault Current Limiter, HTS RF coils for low field MRI systems, and HTS current leads. All of these products are in the development stage, and as yet remain technologically and economically unproven. The Company has established a dedicated facility for the manufacture of bismuth-based HTS tape for use in sufficient quantities to develop certain of these prototype devices.

         The Company does not believe its current operations depend upon successful market acceptance of HTS-based products or devices, nor are the Company's continued operations necessarily dependent on its success in the HTS marketplace, even if HTS-based products or devices do become commercially viable. However, if technical problems are solved and HTS materials become economically feasible for commercial applications in fields in which the Company competes, then the Company could be adversely affected unless it is able to develop products or devices using HTS materials. Accordingly, while representing a relatively high-risk, long-term investment of its resources, the Company perceives HTS technology as being of important strategic interest.

         Because of the perceived high commercial potential of HTS materials, HTS research is a highly competitive field, and currently involves many commercial and academic institutions around the world that may have more substantial economic and human resources to devote to HTS research and development than the Company. There can be no assurances that the Company will have sufficient resources to bring HTS products to market or that emerging patents will not adversely impact the Company's competitiveness.

C. New Product Development: Industrial Applications of Magnetic Resonance (MR)

         In the area of specialty MR applications, the Company's principal activity focuses on determining the commercial and technological feasibility of using MR in industrial manufacturing -- specifically, for the automated sensing and control of manufacturing processes and/or for testing the quality of in-process or manufactured goods.

         In principle, many fundamental properties of liquids and solids are amenable to analysis by MR. In the industrial context referred to here, it has been employed thus far primarily on a research basis and primarily by academic research groups in the analysis of foods and beverages, plastics and rubbers, petrochemicals, ceramics, explosives and narcotics, fuel propellants and even timber.

         Commercial sales of such products currently represent an insignificant portion of the Company's total sales. The Company's sole commercial sales have been two customized MR systems for the automated, on-line detection of the presence of bacterial spoilage in aseptically packaged foods. The Company's MR system performs a 100% non-destructive detection of spoilage in finished packages. The method is sensitive to many types of contamination, is rapid (throughput rates of several hundred containers per minute are typical) and is non-contact -- indeed, multiple containers within a sealed shipping carton can be inspected simultaneously but independently.

         The Company's efforts currently are directed towards determining applications that are technically and commercially viable, as well as further exploiting the above-described spoilage detection application. There can be no assurances that such efforts will be successful, or, if technically feasible, that such applications will be cost-effective. An additional risk is that commercialization of such products requires the Company to enter markets in which it has little or no involvement. Finally, the Company expects to outsource certain key technology components (e.g., MR systems electronics and software) from third parties. Historically, the Company has obtained such services and products from its strategic partner, SMIS Limited (See "Investments: SMIS Limited" below.) There can be no assurance that the Company will be able to secure such third party services and products, or that such services and products will be available at the prices required to make the Company's proposed products commercially attractive.

D. New Product Development: Refrigerants and Refrigeration Equipment

         ICE currently expects that in the future it will introduce other refrigerants from its FRIGC family of refrigerants for other carefully targeted market opportunities. ICE believes that its refrigerant technology -- which is an outgrowth of its expertise in cryogenic technology -- may give it a superior insight into refrigerant design and more flexibility in designing refrigerating hardware. Nonetheless, many other companies and research facilities currently are working to identify environmentally acceptable alternatives to the existing CFC- and HCFC-based refrigerants. Many of these companies are larger, better financed, better staffed and more experienced in the refrigerant business than ICE. There can be no assurances that ICE's future refrigerants will win market acceptance.

         In fiscal year 1998, ICE obtained a patent for an advanced subcooler device. ICE is in the process of Beta Site testing this device for the stationary market. This hardware could dramatically increase the energy efficiency of existing and new stationary refrigeration systems, such as display case systems (typically found in supermarkets), refrigerated warehouses and ice rinks. ICE will be competing in this market with other larger companies with potentially greater resources, and there are no assurances that the Company can create a device with sufficient technical and cost advantages to compete in the market.

E. New Product Development: Superconducting Magnetic Energy Storage ("SMES")

         A SMES system acts as an electro-magnetic storage system that can protect critical electrical power loads from interruptions, spikes and sags. The Company has developed an advanced prototype micro-SMES unit for the U.S. Air Force. That system was delivered and installed in fiscal year 1998 and field testing was carried out in fiscal year 1999. At this time, the Company has no additional orders for SMES systems, and does not anticipate investing in additional development.

         While SMES may become commercially viable in the future, at this time the cost of SMES is significantly higher than for other energy storage systems. Additionally, the Company faces other competitors interested in the SMES market, some of which may have superior resources and patent positions.

F. New Product Development: Low-cost, Permanent Magnet-Based MRI Systems

         The Company ceased production of this product in November, 1998 and closed its Field Effects division, which previously had manufactured this system. (See Note C of the Notes to Consolidated Financial Statements included in response to Item 8.)


                                   INVESTMENTS
                                   -----------

A. ULTRALIFE BATTERIES, INC.

         The Company owns 975,753 shares of the common stock (approximately 9.3% of the outstanding common stock) of Ultralife Batteries, Inc. ("Ultralife"), acquired at a cost of $7,015,000. Headquartered in Newark, N.Y., Ultralife focuses on markets that require increased energy density and extended shelf life. Ultralife produces lithium batteries that are the same size and voltage as standard batteries, but have double the operating life and a longer shelf life (up to 10 years) than alkaline or zinc carbon batteries. These batteries currently command a premium price in the market for long-life batteries. In addition, Ultralife produces advanced rechargeable batteries that are being commercialized for notebook computers, cellular telephones and other portable electronic products.

         The Company is represented on Ultralife's Board of Directors. Ultralife's common stock is traded on the NASDAQ National Market System under the symbol ULBI. The market value of the Company's total investment in Ultralife, the sale of which is restricted under U.S. securities laws, was $4,452,000 and $11,221,000 at May 30, 1999 and May 31, 1998, respectively. The
Company believes the current decline in Ultralife's market value is temporary. The Company sold no shares of its Ultralife holdings in its fiscal years 1999, 1998 and 1997; however, it may in the future sell Ultralife shares as market conditions warrant.

B. SMIS LIMITED

         As of May 30, 1999, the Company owned 354,223 of the outstanding ordinary shares (approximately 23%) of SMIS, Limited, acquired at a cost of $3,530,000, and 980,000 redeemable preference shares of SMIS purchased at a cost of $1,511,000. The Company also has provided additional loans to SMIS which are convertible into capital stock of SMIS. (See Note D to the Notes of Consolidated Financial Statement included in response to Item 8.) During the year ended May 31, 1998, SMIS obtained a line of credit in the amount of 2,500,000 British Pounds Sterling ("Pounds") (approximately $4,025,000 as of May 30, 1999). The Company guaranteed repayment of one half of the outstanding balance up to 1,250,000 Pounds (approximately $2,000,000 as of May 30, 1999) in the event of default by SMIS. As of May 30, 1999, SMIS had drawn approximately 2,250,000 Pounds (approximately $3,622,000) against the line.

         During the Company's fiscal year 1999, SMIS experienced cash flow problems, and in the second half of the fiscal year, also experienced declining sales and operating losses as a result of its inability to achieve the anticipated improvements in its business plan, including new product orders, improved manufacturing results and cost reductions. In March, 1999, it was determined by SMIS management that additional funds would be required to sustain operations based on projected cash flows and the deterioration in its backlog. Based on the Company's evaluation of SMIS' past performance and projections for future results it was determined by Intermagnetics' management in the fourth quarter of fiscal 1999 that it would not provide additional funding to SMIS. Additionally, during July, 1999, SMIS management agreed in principle to sell the majority of its operations for a price which will result in no return to the Company. The Company, therefore, has written off its investment in, and advances to, SMIS and provided for the estimated amount of guaranteed debt it will be required to re-pay on SMIS' behalf. The total amount of this charge was $7.3 million, of which approximately $2 million related to guaranteed debt. (See Note D of the Notes to Consolidated Financial Statements included in response to Item 8.)

C. KRYOTECH, INC.

         On March 23, 1998, the Company acquired 1,172,840 shares (the "B Shares") of the Series B Convertible Preferred Stock, $.01 par value per share (the "Series B Stock"), of KryoTech, Inc. a privately-held, South Carolina corporation, and a warrant (the "Warrant") to purchase an additional 237,416 shares (the "Warrant Shares") of Series B Stock. The Company paid $4,750,000 for the B Shares. The Warrant may be exercised, in whole or in part, at any time before it expires on March 23, 2008. The Warrant may be exercised at a price equal to $1.053 per Warrant Share. On an as-converted basis, the Company's holdings represent 20.7% of the outstanding equity of KryoTech.

         KryoTech was formed on March 15, 1996 for the purpose of developing, marketing, manufacturing and selling thermal management products which are designed specifically for the computer industry. More specifically, KryoTech has successfully demonstrated that active cooling of computer chips can improve chip performance.

         As partial consideration for the Warrant, Intermagnetics granted to KryoTech an exclusive, worldwide, fully paid up, irrevocable right (the "Right") to represent and sell products for application to, and use in, computer chip cooling, based upon IGC-APD's and IGC-Polycold's refrigeration technology (including mixed gas technology). Unless otherwise renewed or extended by agreement of the parties, the Right has a term ending on the later of (1) March 28, 2005, or (2) the date on which Intermagnetics' equity ownership interest in KryoTech falls below 15% on a fully diluted basis. KryoTech may not sublicense, sell or transfer the Right. The scope of the Right expressly excludes the cryo-cooling of other electronic devices, such as communications equipment of any type. The Company's equity ownership interest may be diluted in fiscal year 2000 as a result of a direct public offering being made by KryoTech in calendar year 1999; however, the Company does not expect that offering to cause its ownership interest to fall below 15%.

D. POWERCOLD CORPORATION

         In September 1998, the Company acquired 1,250,000 shares of the Series A Preferred Stock of PowerCold Corporation ("PowerCold") for approximately $1,000,000. PowerCold is a solution provider of energy-efficient products in the refrigeration, air-conditioning and power industries and has strong ties to the supermarket refrigeration industry. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Commitments" included in response to Item 7 hereto.)


                                    PERSONNEL
                                    ---------

         On May 30, 1999, the Company employed 583 people.

         Within the Superconducting Materials segment, the production and maintenance employees of IGC-AS, in Waterbury, Connecticut, are represented by the United Steelworkers of America ("United Steelworkers"). The Company and the United Steelworkers have a five-year collective bargaining agreement effective June 1, 1998. Within the Refrigeration segment, the production employees at IGC-APD in Allentown, Pennsylvania, are represented by the International Association of Machinists and Aerospace Workers ("IAMAW"). The Company and IAMAW have a three-year collective bargaining agreement effective August 23, 1997.

         There is great demand for trained scientific and technical personnel, and the Company's growth and success will require it to attract and retain such personnel. Many of the prospective employers of such personnel are larger and have greater financial resources than the Company and may be in a better position to compete with the Company for prospective employees.


                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

         As of the date of this report, the executive officers of the Company were:


Name                                        Position                                             Age
----                                        --------                                             ---
Carl H. Rosner                              Chairman of the Board of Directors                   70
                                            and Chief Executive Officer (Retired as
                                            Chief Executive Officer effective May 31, 1999)

Glenn H. Epstein                            President and Chief Operating Officer                41
                                            (Appointed Chief Executive Officer
                                            effective June 1, 1999)

Michael C. Zeigler                          Senior Vice President -- Finance                     53
                                            & Chief Financial Officer

Leo Blecher                                 Vice President and General Manager --                53
                                            IGC-Magnet Business Group

David Dedman                                Vice President and General Manager --                45
                                            IGC-APD Cryogenics Inc.
                                            and IGC-Polycold Systems Inc.

                                       17


Name                                        Position                                             Age
----                                        --------                                             ---
Ian L. Pykett                               Vice President -- IGC-Technology                     46
                                            Development

Robert S. Sokolowski                        Vice President and General Manager --                46
                                            IGC-Advanced Superconductors
                                            (Transferred to Vice President of
                                            Market Development, a non-officer position,
                                            effective June 1, 1999)

Richard J. Stevens                          Vice President and General Manager --                57
                                            IGC-Medical Advances Inc.

         Carl H. Rosner is a principal founder of the Company and has been Chairman of the Board of Directors of the Company since the Company's formation in 1971. Before that Mr. Rosner headed the Superconductive Products Operation of the General Electric Company. Mr. Rosner retired as the Company's Chief Executive Officer effective May 31, 1999.

         Glenn H. Epstein was named President and Chief Operating Officer on May 5, 1997. Effective June 1, 1999, he was appointed Chief Executive Officer. Prior to joining the Company, Mr. Epstein worked for Oxford Instruments Group, plc in various capacities between 1986 and April, 1997, and most recently held the position of President of the Nuclear Measurements Group, Inc., a wholly-owned subsidiary of Oxford Instruments, plc. Mr. Epstein also worked for the General Electric Company between 1981 and 1986.

         Michael C. Zeigler was appointed Senior Vice President -- Finance and Chief Financial Officer of the Company in September, 1993. He previously served as Vice President-Finance and Chief Financial Officer of the Company from June, 1987 until his appointment as a Senior Vice President, and served as the Company's Controller from June, 1985 through June, 1987.

         Leo Blecher was appointed Vice President and General Manager of IGC-MBG in April, 1997. He previously held the title of Deputy Manager of IGC-MBG. He originally joined the Company in 1988 as Manager of Technology Projects. Prior to joining the Company, Mr. Blecher held various positions of responsibility with Israel Aircraft Industry, holding the title of Manager Engineering and Project Manager, for the Space Technology Division.

         David Dedman was appointed Vice President and General Manager of IGC-APD and IGC-Polycold in September, 1998. Prior to joining the Company, Mr. Dedman served as Executive Vice President, Global Business Development for SubMicron Systems Corporation and has held various executive management positions in a range of technology companies including EI DuPont de Nemours, Emerson Electric and Tylan General.

         Ian L. Pykett, Ph.D., was appointed Vice President of IGC-TD in 1991. Prior to joining the Company, Dr. Pykett had been President and Chief Executive Officer of Advanced NMR Systems, Inc., a diagnostic imaging company he co-founded in 1983.

         Robert S. Sokolowski, Ph.D., was appointed Vice President and General Manager of IGC-AS in February, 1996. Dr. Sokolowski served as the Company's Manager of High Temperature Superconductor Operations between November, 1992 and February, 1996. Effective June 1, 1999, Dr. Sokolowski was named Vice President of Market Development, a new, non-officer position within the Company.

         Richard J. Stevens became Vice President and General Manager - IGC-MAI upon its acquisition by the Company in March, 1997. An original founder of Medical Advances, Inc., Mr. Stevens had been its President since 1985. Prior to that, Mr. Stevens was a marketing and advertising executive for seventeen years with the General Electric Company. He spent twelve years of his career at the General Electric Company in the Medical Systems Group and five years in materials technologies businesses, and held the title of Manager of Computed Tomography Marketing in the Medical Systems Group from 1981 to 1985.

ITEM 2. PROPERTIES

         The Company's corporate offices, IGC-MBG, IGC-TD and ICE offices are located in approximately 146,000 square feet of space located in Latham, New York (the "Latham Facility"). The Company owns the Latham Facility, which is subject to a mortgage. (See Note E of the Notes to Consolidated Financial Statements included in response to Item 8 hereto.) In fiscal year 1999, the Company entered into a lease agreement for up to 65,000 square feet of office and manufacturing space in nearby Schenectady, New York. Approximately 32,600 square feet of that space is expected to be available for occupancy in fiscal year 2000, and is expected to become the future home of ICE and certain R&D activities related to HTS manufacturing. The lease has a 20 year term beginning on the date the premises are available for occupancy.

         The Company's HTS facility is located in approximately 19,000 square feet of leased space located in Cohoes, New York. The three-year lease expires on January 31, 2000, with two consecutive three year renewal terms. The Company plans to move some or all of this activity to the manufacturing space it is renting in Schenectady (see above).

         IGC-AS' offices and production facilities are located in Waterbury, Connecticut in premises of approximately 212,700 square feet (of which 57,900 square feet are presently being used) pursuant to a thirty-year prepaid lease that expires in December, 2021. The facility's equipment includes a drawbench with a pulling force of up to 150,000 pounds and a length of approximately 400 feet. The Company believes that this drawbench is one of the largest in the world.

         The former IGC Field Effects division operated out of premises totaling approximately 21,900 square feet in Tyngsboro, Massachusetts. The facility is subject to a five-year lease expiring in July of 2001.

         IGC-APD operates out of a building, which it owns, in Allentown, Pennsylvania totaling approximately 56,550 square feet.

         IGC-MAI leases approximately 19,650 square feet in a multi-tenant building located in the Milwaukee County Research Park's Technology Innovation Center (the "Research Park"). Approximately 9,000 square feet are used for office space with the remaining space dedicated to lab, assembly, shipping and material storage. The lease expires in August, 1999, and may be renewed for a successive one-year term. While the Company currently believes that it will be able to renew this lease, the Research Park expects that IGC-MAI eventually will purchase or lease property within the Park for the purpose of building a new facility. IGC-MAI is studying the possibility of building or moving to a new facility.

         IGC-Polycold Systems Inc. leases approximately 27,900 square feet of manufacturing and office space in three buildings located in San Rafael, California. The lease for one building expires in 1999 and is in the process of being renewed. Leases for the two other buildings expire in 2002.

         The Company believes its facilities are adequate and suitable for its current and near-term needs.


ITEM 3. LEGAL PROCEEDINGS

         Neither the Company nor any of its subsidiaries is a party to any material legal proceeding. The Company is, from time to time, a party to litigation arising in the normal course of its business.

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


                                                       Closing Prices(1)
                                                      -----------------
Fiscal Year 1998                                   High                  Low
----------------                                   ----                  ---
Quarter Ended August 24, 1997                    $13  7/16            $ 9 15/16
Quarter Ended November 23, 1997                   11 7/8                8 7/16
Quarter Ended February 22, 1998                    9 3/16               7 3/4
Quarter Ended May 31, 1998                        11 1/2                9

Fiscal Year 1999
----------------
Quarter Ended August 30, 1998                    $ 9 15/16           $  6 3/4
Quarter Ended November 29, 1998                    7 3/4                5 7/16
Quarter Ended February 28, 1999                    6 1/2                5 5/16
Quarter Ended May 30, 1999                        12 1/4                5 9/16

------
 (1) The closing prices have been adjusted to reflect a two percent stock dividend distributed on September 17, 1998, to stockholders of record on August 27, 1998.

         There were 1,941 holders of record of Common Stock as of August 16, 1999. The Company has not paid cash dividends in the past ten years, and it does not anticipate that it will pay cash dividends or adopt a cash dividend policy in the near future. The Board of Directors of the Company has declared a policy of granting annual stock dividends where, and to the extent that, the performance of the Company warrants such a declaration. The Company did not declare any stock dividend for fiscal year 1999. Under the Company's bank agreements, prior bank approval is required for cash dividends in excess of the Company's net income for the year to which the dividend pertains.

ITEM 6. SELECTED FINANCIAL DATA

                  The following selected financial information has been taken from the consolidated financial statements of the Company. The selected statement of operations data and the selected balance sheet data set forth below should be read in conjunction with, and is qualified in its entirety by, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes included in response to Items 7 and 8.


                                                        (Dollars in Thousands Except Per Share Amounts)
                                     ---------------- ----------------- ---------------- ----------------- ---------------
For the Fiscal Year Ended               May 30, 1999      May 31, 1998     May 25, 1997      May 26, 1996    May 28, 1995
                                        ------------      ------------     ------------      ------------    ------------
Net sales                                   $102,871           $95,894          $87,052           $88,467         $83,877
Gross Margin                                  32,739            35,685           26,200            22,279          23,703


Income (loss) before
  income taxes                                (8,241)            4,744            4,035             6,882           6,512
Net income (loss)                             (7,029)            2,753            2,615             4,427           4,007

Per common share                               (0.57)             0.21             0.20              0.35            0.33




At End of Fiscal Year                           1999              1998             1997              1996            1995
                                                ----              ----             ----              ----            ----

Working capital                              $34,389          $45, 493          $49,346           $53,642         $52,655
Total assets                                 125,458           127,776          115,889           112,397         103,706
Long-term debt
 (net of current maturities)                  26,631            28,833           29,105            29,364          39,807
Accumulated deficit                           (8,061)           (1,081)          (1,643)           (1,727)         (2,495)
Shareholders' equity                          72,173            83,801           73,087            67,296          53,305

------
(a) Income (loss) per common share has been computed during each period based on the weighted average number of shares of Common Stock outstanding plus dilutive potential common shares (where applicable).

(b) The Company did not pay a cash dividend on its Common Stock during any of the periods indicated.

(c) Net income (loss) per common share has been restated to give effect to the 2% stock dividend distributed in September 1998, September, 1997 and August, 1996 and the 3% stock dividend distributed in June, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
-------

         The following tables set forth, for the periods indicated, the percentages which certain items reflected in the financial data bear to net sales of the Company and the percentage change of such items from period to period. See the Consolidated Financial Statements, located elsewhere in this report, for financial information to which the percentages set forth below relate.

                                                                                               Period to Period
                                                  Relationship to Net Sales                   Increase (Decrease)
                                    ------------------------------------------------------   ----------------------
                                                      Fiscal Year Ended                          Fiscal Years
                                    ------------------------------------------------------   ----------------------
                                      May 30,         May 31,        May 25,         1998-          1997-
                                      1999            1998           1997            1999           1998
                                    ------------    -----------    ------------    -----------    -----------
Net sales                               100.0%          100.0%         100.0%           7.3%          10.2%
Cost of products sold                    66.4            62.8           69.9            13.5          (1.1)
Inventory written off in
  restructuring                           1.8            --             --               **           **
                                      -------        --------       --------

Gross margin                             31.8            37.2           30.1           (8.3)          36.2

Product research and
  development                             6.0             8.4            7.8          (23.5)          19.9
Marketing, general and
  administrative                         20.9            21.7           18.2            3.0           31.6
Amortization of
  intangible assets                       1.3             1.3            0.4           12.1          261.3
Restructuring charges                     2.8            --             --              **             **
                                      -------        --------       --------

                                         31.0            31.4           26.4            5.9           31.5
                                      -------        --------       --------

Operating income                          0.8             5.8            3.7          (85.9)          69.6
Interest and other
  income                                  1.9             2.5            3.4          (17.9)         (20.2)
Interest and other
  expense                               (2.1)           (2.2)          (2.3)            2.2            6.5
Write-off of investment in
  unconsolidated affiliate              (7.1)            --           --               **             **
Equity in net loss of
  unconsolidated affiliates             (1.5)          (1.1)           (0.2)           47.8          454.4
                                     --------       --------        --------

     Income (loss) before
       income taxes                      (8.0)            5.0            4.6         (273.7)          17.6
Provision for income
  taxes (benefit)                        (1.2)            2.1            1.6         (160.9)          40.2
                                      --------        -------        -------

Net income (loss)                       (6.8%)           2.9%            3.0%       (355.3%)          5.3%
                                     =========       ========        ========

-------

** Not applicable for purposes of this table.

         The statements contained in this annual report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results for fiscal year 2000 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth herein, as well as other assumptions, risks, uncertainties and factors disclosed elsewhere in this report and in the Company's press releases, shareholders' reports and filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS -- FISCAL 1999 and FISCAL 1998

Consolidated

         Net sales increased 7.3% in fiscal 1999 compared to an increase of 10.2% in fiscal 1998. Sales for fiscal 1999 grew mainly due to the inclusion of full year results from the acquisition of IGC-Polycold Systems Inc. ("IGC-Polycold"), which was added to the Refrigeration segment in November, 1997. Sales for fiscal 1998 increased because of the IGC-Polycold acquisition and the inclusion of a full years results of IGC-Medical Advances Inc. ("IGC-MAI"), which was added to the Electromagnetics segment in March, 1997.

         As a percentage of net sales, gross margins declined in fiscal 1999 due mainly to inventory write-offs, production problems, and an unfavorable sales mix in certain business groups. Gross margins had improved in fiscal 1998 due to cost-reduction efforts and a favorable product mix, including the acquisition of IGC-MAI and IGC-Polycold.

         Looking forward, the Company expects greater sales and earnings in fiscal 2000. This expectation is based on the following assumptions, among others:
         -the market for MRI systems continues to grow;
         -the Company can successfully contend with continued competitive pressure on selling prices in the MRI marketplace for magnets and materials;
         -anticipated sales of refrigerants occur;
         -sales of refrigeration products to Asian customers increase; -reductions in production costs in the operating segments continue, including resolution of production problems at IGC-APD Cryogenics Inc. ("IGC-APD");
         -no adverse consequences of the "Year 2000 Problem" or any litigation occur; and,
         -unconsolidated affiliate improves operating performance.

Also, the Company expects future sales growth due to:
         -the signing of a five-year agreement with Philips Medical Systems to be the exclusive developer and supplier of advanced superconductive magnet systems, with a total value estimated to exceed $350,000,000; -the purchase of manufacturing rights from the Company's European joint venture partner, as described below; and -the signing of a $16,400,000 agreement to supply over four years superconducting materials for the Large Haldron Collider (which will be, when completed, the world's most powerful particle accelerator), at the European Laboratory for Particle Physics located near Geneva, Switzerland.

         Company-funded product research and development expenses decreased in fiscal 1999 by 23.5% compared to an increase of 19.9% in fiscal 1998, almost all of which was due to acquisitions. The decline in 1999 resulted from the completion of certain internal programs and the termination of the Field Effects Division business.

         Marketing, general and administrative expenses increased 3.0% in fiscal 1999 compared with an increase of 31.6% in fiscal 1998. The modest increase in 1999 was due to the inclusion of IGC-Polycold for a full year, offset by reductions in other refrigeration products and the termination of Field Effects. The 1998 increase was due primarily to acquisitions, increased marketing expenses for IGC-APD, and a non-cash charge of $600,000 associated with the issuance of a warrant to Sumitomo Corporation of America in connection with a distribution agreement.

         In November, 1998 the Company decided to close the Field Effects Division after the unilateral cancellation of a marketing agreement by the exclusive distributor of the Field Effects' permanent magnet-based clinical MRI system. As a result, the Company wrote off $1,820,000 of inventory and recorded a charge to operations of $2,919,000 relating to the costs associated with the expenses necessary to close out the business unit.

         In fiscal 1998 the Company began to separately report the amortization of intangible assets due to the significance of such expense resulting from acquisitions. The excess of the purchase price over the fair market value of net assets acquired for these acquisitions and investments is being written off over 15 years.

         In fiscal 1999 the Company froze all pension benefits as of December 31, 1998 (with the exception of approximately 50 bargaining union members at IGC-APD Inc.). Therefore, no additional benefits were accrued after that date. Since prior Company contributions were intended to fund both benefits earned and those expected to be earned in the future, the freezing of the benefits generated a "curtailment gain" of $1,465,000, which has been credited to the appropriate operating expenses containing salary and wages expense. The Company has been advised that the pension plan has sufficient assets to permit termination of the plan and has begun the required steps to do so in accordance with statutory requirements. The actual termination date depends on economic conditions and receiving regulatory approval and may require the Company to recognize additional pension expense to provide full funding of vested benefits upon termination.

         Interest expense was slightly higher in fiscal 1999 due to utilization of short-term borrowings, and in 1998 principally due to the issuance of a short-term note as part of the IGC-Polycold acquisition.

         During the Company's fiscal year 1999, SMIS experienced cash flow problems and continued operating losses as a result of its inability to achieve the anticipated improvements in its business plan, including new product orders, improved manufacturing results and cost reductions. In March, 1999, it was determined by SMIS management that additional funds would be required to sustain operations based on projected cash flows and the deterioration in its backlog. Based on the Company's evaluation of SMIS' past performance and projections for future results it was determined by Intermagnetics' management in the fourth quarter of fiscal 1999 that it would not provide additional funding to SMIS. Subsequent to the close of the Company's fiscal year, SMIS agreed in principle to sell the majority of its business at a price that will not result in any return to its shareholders. Accordingly, the Company recorded a impairment charge of $7.3 million to write off its investment in and advances to SMIS, consisting of ordinary and redeemable preference shares in the amount of $2,337,000 and notes receivable in the amount of $2,924,000, and to provide for the estimated $2 million that will be required to settle third-party debt of SMIS guaranteed by the Company.

         In fiscal 1999 the Company incurred a net loss and recognized a tax benefit of $1,212,000 relating to the portion of the loss which can be reflected on income tax returns. During fiscal year 1999, the Company recognized approximately $5,583,000 of capital losses for income tax purposes, including approximately $5,056,000 in connection with the write off of SMIS. Under current tax law, only $1,683,000 can be carried back against previously recognized capital gains. The Company's effective income tax rate increased in fiscal 1998 to 42%, up from 35% in fiscal 1997, due mainly to the effect of non-deductible amortization of intangible assets associated with the acquisitions. See Note H of Notes to Consolidated Financial Statements, located elsewhere in this report, for detailed information regarding income taxes.

         In May, 1997, the Company entered into a distributorship agreement with Sumitomo Corporation of America to market FR-12 refrigerant in the Asia-Pacific market. In June, 1997, the Company entered into a Warrant Agreement with Sumitomo under which Sumitomo could purchase up to 1,200,000 shares of Common Stock. Sumitomo paid $120,000 for the rights to the warrants. The Company issued an initial warrant to purchase 500,000 shares at $12.50 per share. In connection with the initial Warrant, the Company incurred a non-cash charge of $600,000 in fiscal 1998. The Warrant expired unexercised in November 1998.

         In December, 1998, Pennzoil Products Company announced that it was merging with Quaker State and, as a consequence, was discontinuing the distribution of FRIGC refrigerants to concentrate on its core businesses. Pennzoil turned over to the Company their FRIGC related mobile air-conditioning refrigerant business and the Company repurchased Pennzoil's FRIGC refrigerant inventory. The Company is servicing the former Pennzoil customers through direct sales and wholesale distributors.

Segment Discussion
------------------

         Electromagnetics Segment. This segment consists of the design, development, manufacture and sale of superconductive magnets, RF coils, and other magnetic products. Sales for the segment decreased 1.6% in fiscal 1999 compared to an increase of 14.6% in fiscal 1998. The 1999 decrease was due decreased sales by IGC-MBG and decreased sales as a result of the closing of the Field Effects Division, offset by increased sales from IGC-MAI. The 1998 increase was principally due to the inclusion of IGC-MAI for the full year. Magnet system sales decreased by 6.3% in fiscal 1999 compared to an decrease of 2.0% in fiscal 1998, whereas RF Coil sales increased 20.3% and 442.5% in fiscal 1999 and fiscal 1998, respectively. The increase in fiscal 1998 sales is due to the inclusion of IGC-MAI's full year results. In fiscal 1999, gross profit margins declined for electromagnetic products, principally because of the write-off of the Field Effects Division and an unfavorable sales mix. In fiscal 1998, gross profit margins increased for electromagnetic products due to continued cost improvements, higher sales and improved product mix, including IGC-MAI's impact on the full year. Operating profit increased in this segment during the past two years, mainly due to the acquisition of IGC-MAI. The fiscal 1999 results were adversely affected by the termination of the Field
         Effects Division.

         Superconducting Materials Segment. This segment consists of the design, development, manufacture and sale of Superconducting wire and cable. Superconducting Material sales increased 9.2% in fiscal 1999 compared to an increase of 4.0% in fiscal 1999; these increases were principally due to substantially higher superconducting material sales to a major customer who had previously decided not to renew a long-term supply agreement. Gross margins in this segment increased in fiscal 1999 and fiscal 1998 due mainly to increased sales. Operating profit has increased for the past two years due to increased sales and improved cost controls.

         Refrigeration Segment. This segment, which consists of the design, development, manufacture and sale of refrigeration equipment and refrigerants, had increased sales of 28.7% in fiscal 1999 and 2.8% in fiscal 1998. The increase in fiscal 1999 was due to the inclusion of IGC-Polycold for a full year, which more than offset the decline in sales for IGC-APD. Fiscal 1998 includes IGC-Polycold's sales for six months, which slightly exceeded the reduction in sales of FRIGC refrigerants and IGC-APD's refrigeration equipment due to reduced demand for both product lines. Gross margin, as a percentage of net sales, declined substantially in fiscal 1999 after having increased slightly in fiscal 1998. The fiscal 1999 decline was due to production problems, manufacturing variances, inventory write-offs, and lower sales for cryogenic refrigeration equipment, principally in the IGC-APD business. This segment has experienced operating losses during the past two years, despite the acquisition of IGC-Polycold. In fiscal 1999, this segment experienced significant inventory write-downs together with continuing higher than normal warranty expenses. In fiscal 1998 this segment recorded a $600,000 non-cash charge to operations for the issuance of a warrant.

         See Note K of Notes to Consolidated Financial Statements, located elsewhere in this report, for financial information by reportable operating segment.

Year 2000 Compliance

         The transition to the Year 2000 could potentially affect any computer system or software application that uses date data. The "Year 2000 Problem" (sometimes called the "year 2000 bug" or "millennium bug") refers to the fact that some computer systems store the year portion of dates in two-digit form identifying 1999 as "99," for example.

State of Readiness:

         The Company recognizes the importance of providing customers with products that will continue to function correctly during the year 2000 and beyond. We continue to assess the potential impact of the year 2000 on our internal business systems, products, and operations. Our year 2000 initiatives include testing and upgrading significant information technology systems and facilities; testing and developing upgrades; contacting key vendors to determine their year 2000 compliance status; and developing contingency plans. The Company has developed and is implementing a remediation plan to identify and, if necessary, correct potential year 2000 problems in the following areas:

1. Products. The Company has implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company has determined that all material products (superconducting magnets, radio frequency imaging coils, superconducting wire and cable, cryogenic equipment, and refrigeration systems) are year 2000 compliant. However, as many of the Company's products are complex, interact with or incorporate third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products.

2. Computer Systems. The Company has completed the evaluation of all desktop and server systems for the existence of year 2000 problems using commercial evaluation software. The majority of our non-compliant desktop and server systems have been replaced or upgraded to become year 2000 compliant. The small number of remaining non-compliant desktop and server systems will be corrected and tested before the end of October, 1999.

3. Business Software. The Company's assessment and remediation plan has identified that several of the present business systems are not year 2000 compliant. The Company has had an ongoing project to install an enterprise-wide resource planning system designed to integrate all business entities. This project began in 1996. The software and hardware selected for this project is year 2000 compliant and is expected to be implemented by the end of October, 1999. This represents a five-month delay from the originally expected implementation date of May, 1999. One of our business units has rendered its existing business system year 2000 compliant and will be implementing the corporate-wide enterprise resource planning system in fiscal 2000.

4. Non-Information Technology Systems. Non-information technology systems include facilities and communications systems such as HVAC, telephone, voice-mail, and security systems, as well as machine tools and controls used in the manufacturing process. The Company has completed its evaluation of these systems and has developed replacement or upgrade plans to correct the problems incurred. Non-compliant phone and voice-mail systems at two of our locations will be replaced by the end of October 1999.

5. Business Partners. The Company is in the process of identifying and assessing the year 2000 readiness of key vendors that are believed to be significant to the Company's business operations. Beginning in 1998, the Company requested year 2000 readiness information from all its vendors. The Company is now in the process of performing year 2000 risk assessments for all critical suppliers. For our most critical vendors, contingency plans have been developed, and in some cases implemented, to mitigate year 2000 risks. The Company believes that its major customers have substantially mitigated their year 2000 risks.

Costs:

         The Company estimates that the total cost of its assessment and remediation plan will amount to approximately $2.2 million, which is being funded through operating cash flows. Included in this amount is approximately $2 million for the replacement of the business systems described above, which is being capitalized because its purchase and implementation was primarily related to increases in system functionality. Approximately $1.8 million of the expected total cost has been expended as of July 31, 1999.

Contingency Plans:

         The Company is performing year 2000 risk assessments for all its critical suppliers to ensure the uninterrupted flow of good and services into the year 2000. As part of risk mitigation, the Company is developing contingency plans that will allow its primary business operations to continue despite disruptions due to year 2000 problems. These plans include identifying and securing alternate suppliers, increasing inventories, and modifying production facilities and schedules. The Company expects to complete the year 2000 risk assessment of all critical suppliers and to implement contingency plans, where deemed appropriate, by the end of September 1999.

Risks of the Company's Year 2000 Issues:

         While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. If any of the Company's significant vendors experience business disruptions due to year 2000 issues, there may also be a material adverse effect on the Company. There can be no assurance that the Company will not incur material costs in defending or bringing lawsuits related to year 2000 issues. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

LIQUIDITY AND CAPITAL COMMITMENTS
---------------------------------

         In fiscal 1999 the Company generated net cash of $8,713,000 from operating activities, which, together with available cash and short-term borrowings, was used to purchase property, plant and equipment, to make an advance payment for the purchase of the production rights of a joint venture as described below, to purchase Treasury Stock, repay debt and to make additional investments.

         On November 24, 1997, the Company acquired IGC-Polycold of San Rafael, CA., a manufacturer of low-temperature refrigeration systems including water vapor cryopumps, cryocoolers, cold trap chillers and gas chillers, for an aggregate consideration of approximately $16,500,000, consisting of a 90-day promissory note for $6,821,000 (paid in March 1998), 281,568 shares of the Company's Common Stock and 69,992 shares of Series A Preferred Stock, which is redeemable in cash or Common Stock at the option of the Company. The $10,175,000 excess of purchase price over the fair market value of net assets acquired is being amortized over 15 years. The Preferred Stock is redeemable in cash by the Company at any time at $102 per share. Also, the Company may convert some or all of the Preferred Stock into Common Stock at any time after December 11, 1998, but before December 1, 1999. If any of the Preferred Stock is not so converted by the Company, it shall automatically convert into Common Stock as of December 1, 1999. The conversion shall be effected by dividing the conversion price ($102 per share) by the average of the closing prices of the Common Stock on the ten trading days preceding the date of conversion.

         In fiscal 1999, the Company entered into an agreement to purchase, from its European joint venture partner, all of the manufacturing rights and licenses, as well as certain other assets of the joint venture, for a total consideration of $9,000,000. The joint venture will cease operating about the beginning of the year 2000 when increased shipments will begin from the Company's Latham, NY factory. In fiscal 1999, the Company made an initial payment of $4,250,000 of the purchase price with the balance scheduled for payment in March, 2000. It is expected that this transaction will result in up to a 50% increase in the Company's MRI magnet shipments, as well as a similar increase in the manufacture of superconducting wire by IGC-Advanced Superconductors beginning in mid-2001. It is not expected that these increased production rates will require substantial investments in additional capital equipment.

         During fiscal 1999, under the Company's stock buy-back program, the Company repurchased a total of 530,500 shares of Common Stock for $4,046,000. Also in fiscal 1999, the Company paid $1,550,000 for the early retirement of $1,860,000 5.75% Convertible Subordinated Debentures due September 2003 and recorded a pre-tax gain of $275,000, which is included in interest and other income.

         During the year ended May 31, 1998, SMIS obtained line of credit financing in the amount of 2,500,000 Pounds ($4,025,000) as of May 30, 1999. The Company has guaranteed (by issuing a letter of credit) repayment of one half of the outstanding balance, up to 1,250,000 Pounds, approximately $2,000,000, as of May 30, 1999 in the event of default by SMIS. The Company has included the expected cost of honoring this guarantee in the amount written off restricted with the impairment loss recorded on investment in and advanced to SMIS.

         In September 1998, the Company acquired 1,250,000 shares of the Series A Preferred Stock, of PowerCold Corporation, a publicly held corporation ("PowerCold") for approximately $1,000,000. PowerCold has strong ties with the supermarket refrigeration industry and is a solution provider of energy-efficient products for refrigeration, air-conditioning and power industries. The Series A Preferred Stock is convertible by the Company at any time until September 14, 2002 when it will automatically be converted into shares of PowerCold common stock. The conversion price (subject to adjustments) will be based on a percentage of the thirty-day average closing bid price for the PowerCold common stock on the OTC Bulletin Board prior to conversion or, if lower, prior to September 14, 1998.

         See the Consolidated Statements of Cash Flows in the Consolidated Financial Statements, located elsewhere in this report, for a detailed description of the sources and uses of cash during fiscal 1999 as well as the two preceding years.

         The Company's capital resource commitments as of August 1, 1999 consisted principally of capital equipment commitments of approximately $1,500,000, approximately $2,000,000 for the SMIS loan guarantee and the balance due on the purchase of rights from the European joint venture.

         The Company has an unsecured line of credit of $25,000,000, which expires in November 2000, of which $4,850,000 was in use at May 30, 1999 and none at May 31, 1998. The Company may elect to apply interest rates to borrowings under the line which relate to either the London Interbank Offered Rate (LIBOR) or prime, whichever is the most favorable. The weighted average interest rate with respect to borrowings at May 30, 1999 was 5.4134%. The line of credit agreement provides for various covenants, including requirements that the Company maintain specified financial ratios. The Company was not in compliance with its minimum tangible net worth and interest coverage ratios for the fiscal year ended May 30, 1999. The Company has received a waiver dated August 30, 1999 from the financial institutions related specifically to these events of default as of May 30, 1999 and a commitment from the financial institutions to amend the aforementioned financial ratios. The Company has issued letters of credit in the aggregate amount of 1,250,000 pounds (approximately $2,000,000 at May 30, 1999) in support of guarantees of indebtedness for SMIS and the performance of a contract.

         The Company believes that it will have sufficient working capital to meet its needs for the short term by using internally generated funds and existing credit facilities. However, on a longer-term basis with substantial increases in sales volume and/or unusually large expenditure requirements to commercialize the FRIGC family of refrigerants or high temperature superconducting materials and devices, the Company may be required to obtain additional lines of credit for working capital purposes and possibly make periodic public offerings or private placements in order to meet the liquidity needs of such growth. While the Company does not believe it will be restricted in financing such growth, there can be no assurances that such sources of financing will be available to the Company in sufficient amounts or on acceptable terms. Under such circumstances, the Company would expect to manage its growth within the financing available.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

         The Company's exposure to market risk through derivative financial instruments and other financial instruments such as investments in short-term marketable securities and long-term debt, is not material. The financial instruments of the Company that are interest rate dependent are revenue bonds issued in connection with the acquisition of certain land, building and equipment, an unsecured line of credit and a mortgage payable. The Company manages interest rates through various methods within contracts. For the revenue bonds, the Company negotiated variable rates with the option to set fixed rates. On its mortgage payable, the Company negotiated an "interest rate swap" agreement that, in effect, fixes the rate at 6.88%. With respect to its unsecured line of credit, the Company may elect to apply interest rates to borrowings under the line which relate to either the London Interbank Offered Rate or prime, whichever is most favorable. (See Note E of the Notes to Consolidated Financial Statements included in response to Item 8 for more details regarding these instruments.) The Company's objective in managing its exposure to changes in interest rates is to limit the impact of changing rates on earnings and cash flow and to lower its borrowing costs.

         The Company does not believe that its exposure to commodity and foreign exchange risk are material.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Attached hereto and filed as part of this report are the consolidated financial statements and supplementary data listed in the list of Financial Statements and Schedules included in response to Item 14 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors called for by Item 10 of Form 10-K will be set forth under the heading "Election of Directors" in the Company's definitive proxy statement relating to the 1999 Annual Meeting of Shareholders (the "Proxy Statement"), and is hereby incorporated herein by reference.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                (a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Attached hereto and filed as part of this report are the financial statements, schedules and the exhibits listed below.

1.       Financial Statements
         --------------------

         Independent Auditors Report

         Consolidated Balance Sheets as of May 30, 1999 and May 31, 1998

         Consolidated Statements of Operations for fiscal years ended May 30, 1999, May 31, 1998 and May 25, 1997

         Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) for fiscal years ended May 30, 1999, May 31, 1998 and May 25, 1997

         Consolidated Statements of Cash Flows for the fiscal years ended May 30, 1999, May 31, 1998 and May 25, 1997

         Notes to Consolidated Financial Statements

2.       Schedule
         --------

         II       Valuation and Qualifying Accounts

         All other schedules are not required or are inapplicable and, therefore, have been omitted.

3.       Exhibits
         --------

Articles of Incorporation and By-laws

         3(i)              Restated Certificate of Incorporation (11) (Exhibit
                           3)

         3(ii)             By-laws, as amended (3) (Exhibit 3.2)

Instruments defining the rights of security holders, including indentures

         4.1               Form of Common Stock certificate (5) (Exhibit 4.1)

         4.2 Intermagnetics General Corporation Indenture dated as of September 15, 1993 (11) (Exhibit 4.1)

         4.3 Second Amended and Restated Loan and Agency Agreement dated as of October 23, 1997 among Corestates Bank, N.A. and Intermagnetics General Corporation, APD Cryogenics Inc., Magstream Corporation, Medical Advances, Inc. and InterCool Energy Corporation (11) (Exhibit 4.2)

         4.4 First Amendment dated as of May 18, 1998 to the Second Amended and Restated Loan Agreement dated as of October 23, 1997 among Corestates Bank, N.A. and Intermagnetics General Corporation, APD Cryogenics Inc., Magstream Corporation, Medical Advances, Inc. and InterCool Energy Corporation (11) (Exhibit 4.3)

Material Contracts

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

#        10.7              Agreements dated April 29, 1999 between Philips
                           Medical Systems Nederlands B.V. and Intermagnetics
                           General Corporation for sales of magnet systems

+        10.8              Employment Agreement dated April 20, 1998 between
                           Intermagnetics General Corporation and Carl H. Rosner
                           (11) (Exhibit 10.1)

+*       10.9              Employment Agreement dated June 1, 1999 between
                           Intermagnetics General Corporation and Glenn H.
                           Epstein

+        10.10             Employment Agreement dated March 10, 1997 between
                           Intermagnetics General Corporation and Richard J.
                           Stevens (9) (Exhibit 10.1)

+        10.11             Employment Agreement dated November 24, 1997 between
                           Intermagnetics General Corporation and Ronald W.
                           Sykes (10) (Exhibit 10.1)

         10.12 Share Purchase Agreement, dated January 23, 1992, by and between Ultralife Batteries, Inc. and Intermagnetics General Corporation (6) (Exhibit 10.1)


Subsidiaries of the registrant

*        21                Subsidiaries of the Company

Consents of experts and counsel

*        23                Consent of KPMG LLP with respect to the Registration
                           Statements Numbers 2-80041, 2-94701, 33-2517,
                           33-12762, 33-12763, 33-38145, 33-44693, 33-50598,
                           33-55092, 33-72160, 333-10553, 333-42163 and
                           333-75269 on Form S-8.

----------------------------------------------------------

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

         (9) Exhibit incorporated herein by reference to the Current Report on Form 8-K filed by the Company on March 10, 1997.

         (10) Exhibit incorporated herein by reference to the Current Report on Form 8-K filed by the Company on November 24, 1997.

         (11) Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company on August 28, 1998.


* Filed with the Annual Report on Form 10-K for the fiscal year ended May 30, 1999.

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

                                  INTERMAGNETICS GENERAL CORPORATION


Date: August 30, 1999             By: /s/ Glenn H. Epstein
                                      ------------------------------------------
                                           Glenn H. Epstein
                                           President and Chief Executive Officer


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Each person in so signing also makes, constitutes and appoints Glenn H. Epstein, President and Chief Executive Officer, Michael C. Zeigler, Senior Vice President - Finance and Chief Financial Officer, and each of them, his true and lawful attorneys-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.


Name                                        Capacity                                    Date
--------------------------------------------------------------------------------------------------------
/s/ Glenn H. Epstein
---------------------------                 President and                               August 30, 1999
   Glenn H. Epstein                         Chief Executive Officer
                                            (principal executive
                                            officer) and Director

/s/ Michael C. Zeigler
---------------------------                 Senior Vice President-                      August 30, 1999
   Michael C. Zeigler                       Finance; Chief Financial
                                            Officer (principal financial
                                            and accounting officer)


/s/ Carl H. Rosner                          Chairman of the Board                       August 30, 1999
---------------------------                 of Directors
   Carl H. Rosner

/s/ Joseph C. Abeles
---------------------------                 Director                                    August 30, 1999
   Joseph C. Abeles

/s/ John M. Albertine
---------------------------                 Director                                    August 30, 1999
   John M. Albertine

                                       34

/s/ Edward E. David, Jr.
---------------------------                 Director                                    August 30, 1999
   Edward E. David, Jr.

/s/ James S. Hyde
---------------------------                 Director                                    August 30, 1999
   James S. Hyde

/s/ Thomas L. Kempner
---------------------------                 Director                                    August 30, 1999
   Thomas L. Kempner

/s/ Stuart A. Shikiar
---------------------------                 Director                                    August 30, 1999
   Stuart A. Shikiar

/s/ Sheldon Weinig
---------------------------                 Director                                    August 30, 1999
   Sheldon Weinig

                                       35

                             1. Financial Statements

                          Independent Auditors' Report
                          ----------------------------


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermagnetics General Corporation and subsidiaries as of May 30, 1999 and May 31, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended May 30, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                              /s/ KPMG LLP
                                              ----------------------------------


Albany, New York
July 16, 1999, except as to Note E
  which is as of August 30, 1999.

CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                                      May 30,       May 31,
                                                                                       1999          1998
                                                                                    ---------     ---------
ASSETS
CURRENT ASSETS
  Cash and short-term investments                                                    $ 2,283       $ 2,993
  Trade accounts receivable, less allowance
    (1999 - $432; 1998 - $350)                                                        22,275        14,802
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                                  1,788         4,660
  Inventories:
    Finished products                                                                  1,106         1,045
    Work in process                                                                   15,725        18,313
    Materials and supplies                                                             9,748        13,491
                                                                                   ---------     ---------
                                                                                      26,579        32,849
  Income tax refund receivable                                                         1,717
  Deferred income taxes                                                                4,069         3,583
  Prepaid expenses and other                                                           2,020         1,423
                                                                                   ---------     ---------
    TOTAL CURRENT ASSETS                                                              60,731        60,310

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                                1,479         1,479
  Buildings and improvements                                                          16,639        16,604
  Machinery and equipment                                                             38,500        39,421
  Leasehold improvements                                                                 649           649
                                                                                   ---------     ---------
                                                                                      57,267        58,153
  Less allowances for depreciation and amortization                                   33,090        32,445
                                                                                   ---------     ---------
                                                                                      24,177        25,708
  Equipment in process of construction                                                 1,798         2,231
                                                                                   ---------     ---------
                                                                                      25,975        27,939

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                                        1,366         3,450
  Other investments                                                                    5,904         5,178
  Investment in affiliate                                                              3,736         7,564
  Notes receivable from affiliate                                                                    2,476
  Excess of cost over net assets acquired, less
    accumulated amortization (1999 - $2,514; 1998 - $1,166)                           17,618        18,966
  Other intangibles                                                                    8,750
  Other assets                                                                         1,378         1,893
                                                                                   ---------     ---------

    TOTAL ASSETS                                                                    $125,458      $127,776
                                                                                   =========     =========

                                                                                               (Continued)

                                       38



                                                                                     May 30,      May 31,
                                                                                      1999         1998
                                                                                    --------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                                  $  317       $  272
  Borrowings under line of credit                                                     4,850
  Accounts payable                                                                    5,641        6,076
  Salaries, wages and related items                                                   3,396        3,647
  Customer advances and deposits                                                      2,065          298
  Product warranty reserve                                                            1,577          996
  Accrued income taxes                                                                             2,411
  Accrued termination payment                                                         4,750
  Accrual for affiliate financial guarantee                                           2,000
  Other liabilities and accrued expenses                                              1,746        1,117
                                                                                   --------     --------
    TOTAL CURRENT  LIABILITIES                                                       26,342       14,817

LONG-TERM DEBT, less current portion                                                 26,631       28,833
DEFERRED INCOME TAXES                                                                   312          325

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - 69,992 shares                                            6,999        6,999
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      1999 - 13,522,900 shares
      1998 - 13,334,280 shares                                                        1,352        1,334
  Additional paid-in capital                                                         82,175       81,008
  Accumulated deficit                                                                (8,061)      (1,081)
  Accumulated other comprehensive income (loss)                                        (668)         496
                                                                                   --------     --------
                                                                                     81,797       88,756
  Less cost of Common Stock in treasury
    (1999 - 1,161,690 shares; 1998 - 562,175 shares)                                 (9,624)      (4,955)
                                                                                   --------     --------
                                                                                     72,173       83,801
                                                                                   --------     --------

TOTAL LIABILITIES AND SHAREH0LDERS' EQUITY                                         $125,458     $127,776
                                                                                   ========     ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                                        Fiscal Year Ended
                                                                        ---------------------------------------------
                                                                          May 30,            May 31,          May 25,
                                                                           1999               1998             1997
                                                                         --------           -------          -------
Net sales                                                                $102,871           $95,894          $87,052
Cost of products sold                                                      68,312            60,209           60,852
Inventory written off in restructuring                                      1,820                --               --
                                                                         --------           -------          -------
        Total cost of products sold                                        70,132            60,209           60,852
                                                                         --------           -------          -------

Gross margin                                                               32,739            35,685           26,200

Product research and development                                            6,220             8,128            6,779
Marketing, general and administrative                                      21,472            20,840           15,836
Amortization of intangible assets                                           1,348             1,203              333
Restructuring charges                                                       2,919                --               --
                                                                         --------           -------          -------
                                                                           31,959            30,171           22,948
                                                                         --------           -------          -------

Operating income                                                              780             5,514            3,252
Interest and other income                                                   1,942             2,364            2,961
Interest and other expense                                                 (2,172)           (2,125)          (1,996)
Write off of investment in unconsolidated affiliate                        (7,300)               --               --
Equity in net loss of unconsolidated affiliates                            (1,491)           (1,009)            (182)
                                                                         --------           -------          -------
  Income (loss) before income taxes                                        (8,241)            4,744            4,035
Provision for income taxes (benefit)                                       (1,212)            1,991            1,420
                                                                         --------           -------          -------

NET INCOME (LOSS)                                                        $ (7,029)          $ 2,753          $ 2,615
                                                                         ========           =======          =======

Earnings (loss) per Common Share:
  Basic                                                                    $(0.57)           $  .22           $  .21
                                                                         ========           =======          =======
  Diluted                                                                  $(0.57)           $  .21           $  .20
                                                                         ========           =======          =======

See notes to consolidated financial statemetns.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
INTERMAGNETICS GENERAL CORPORATION
Fiscal Years Ended May 30, 1999, May 31, 1998, May 25, 1997
(Dollars in Thousands)


                                                                                            Accumulated
                                                              Additional                       Other
                                                   Common      Paid-in      Accumulated    Comprehensive  Treasury     Comprehensive
                                                   Stock       Capital        Deficit      Income (Loss)    Stock      Income (Loss)
                                                   --------   ----------    -----------    ------------   ----------   -------------
Balances at May 26, 1996                            $1,208      $69,040        $(1,727)         $2,250      $(3,475)
Comprehensive income:
   Net income                                                                    2,615                                       $2,615
   Unrealized loss on available for
      sale securities, net                                                                      (1,733)                      (1,733)
   Unrealized gain on foreign currency
      translation                                                                                   80                           80
                                                                                                                       =============
         Total comprehensive income                                                                                            $962
                                                                                                                       =============
Tax benefit from exercise of stock options                          412
Sale of 133,024 shares of Common Stock,
  including receipt of 15,644 shares of
  Treasury Stock, upon exercise of stock
  options                                               13          669                                        (185)
Sale of 8,356 shares of Common Stock
  to IGC Savings Trust                                   1          116
Stock dividends and payments for
  fractional shares                                     23        2,495         (2,531)
Purchase of 291,100 shares of Treasury Stock                                                                 (3,358)
Issuance of 678,517 shares of Common Stock,
  including 474,895 Treasury Shares in
  payment for acquisition                               19        1,646                                       5,509
                                                   --------   ----------    -----------    ------------   ----------

Balances at May 25, 1997                             1,264       74,378         (1,643)            597       (1,509)
Comprehensive income:
   Net income                                                                    2,753                                       $2,753
   Unrealized gain on available for
      sale securities, net                                                                         237                          237
   Unrealized loss on foreign currency
      translation                                                                                 (338)                        (338)
                                                                                                                       -------------
         Total comprehensive income                                                                                          $2,652
                                                                                                                       =============


Tax benefit from exercise of stock options                          177
Sale of 132,214 shares of Common Stock,
  including receipt of 21,843 shares of
  Treasury Stock, upon exercise of stock
  options                                               13          739                                        (226)
Sale of 7,023 shares of Common Stock
  to IGC Savings Trust                                   1           69
Stock dividends and payments for
  fractional shares                                     25        2,157         (2,191)
Purchase of 465,650 shares of Treasury Stock                                                                 (4,065)
Issuance of 312,650 shares of Common Stock
  and 69,992 shares of Series A Preferred Stock
  in payment for acquisitions                           31        2,719
Issuance of 89,018 shares of Treasury Stock
  for purchase of inventory                                          25                                         845
Issuance of warrant to acquire 500,000
  shares of Common Stock                                            720
Option based compensation                                            24
                                                   --------   ----------    -----------    ------------   ----------
Balances at May 31, 1998                             1,334       81,008         (1,081)            496       (4,955)
Comprehensive income:
   Net loss                                                                     (7,029)                                     $(7,029)
   Unrealized loss on available for
      sale securities, net                                                                      (1,358)                      (1,358)
   Unrealized gain on foreign currency
      translation                                                                                  194                          194
                                                                                                                       -------------
         Total  comprehensive loss                                                                                          $(8,193)
                                                                                                                       =============
Tax benefit from exercise of stock options                          185
Sale of 188,556 shares of Common Stock,
  including receipt of 69,015 shares of
  Treasury Stock, upon exercise of stock
  options                                               19          911                                        (623)
Sale of 8,741 shares of Common Stock
  to IGC Savings Trust                                               58
Stock dividend adjustment of 8,677 shares and
    payments for fractional shares                      (1)         (48)            49
Option based compensation                                            61
Purchase of 530,500 shares of Treasury Stock                                                                 (4,046)
                                                   --------   ----------    -----------    ------------   ----------

Balances at May 30, 1999                            $1,352      $82,175        $(8,061)          $(668)     $(9,624)
                                                   ========   ==========    ===========    ============   ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)

                                                                                                Fiscal Year Ended
                                                                                  --------------------------------------------------
                                                                                     May 30,            May 31,          May 25,
                                                                                       1999              1998             1997
                                                                                  ---------------    --------------   --------------
OPERATING ACTIVITIES
Net income (loss)                                                                      $(7,029)          $ 2,753          $ 2,615
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                        5,636             5,424            3,964
    Non-cash restructuring charges                                                       4,739
    Write off of investment in unconsolidated affiliate                                  7,300
    Gain on debt redemption                                                               (275)
    Provision for deferred taxes                                                           227            (1,028)            (589)
    Equity in net loss of unconsolidated affiliates                                      1,491             1,009              182
    Loss (gain) on sale and disposal of assets                                             306                60             (374)
    Non-cash expense from warrants issued                                                                    600
    Gain on sale of joint venture                                                         (300)
    Other non-cash activity                                                                 61                               (118)
    Change in operating assets and liabilities, net of effects of acquisitions:
      (Increase) decrease in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                        (4,858)            3,494            3,299
      (Increase) decrease in inventories and prepaid expenses and other                  2,583            (5,579)          (1,447)
      (Decrease) increase in accounts payable and accrued expenses                      (1,362)               27              919
      Change in foreign currency translation adjustments                                   194              (338)              80
                                                                                      --------           -------          -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                             8,713             6,422            8,531
                                                                                      --------           -------          -------
INVESTING ACTIVITIES
Purchases of property, plant and equipment                                              (3,139)           (3,146)          (5,446)
Proceeds from sale of assets                                                                51                92              935
Advance on purchase of production rights                                                (4,250)
Acquisitions, net of cash acquired                                                                        (3,115)          (4,139)
Purchase of other investments                                                           (1,043)
Investment in and advances to unconsolidated affiliates                                 (1,015)           (6,855)            (972)
Repayment of advances by unconsolidated affiliate                                          611               470
Decrease in other assets                                                                    41                66               83
                                                                                      --------           -------          -------
    NET CASH USED IN INVESTING ACTIVITIES                                               (8,744)          (12,488)          (9,539)
                                                                                      --------           -------          -------

FINANCING ACTIVITIES
Net proceeds from short term borrowings                                                  4,850
Early debt redemption                                                                   (1,550)
Proceeds from sale of warrants                                                                               120
Purchase of Treasury Stock                                                              (4,046)           (4,065)          (3,358)
Proceeds from sales of Common Stock                                                        365               596              614
Principal payments on note payable and long-term debt                                     (298)             (259)          (2,277)
                                                                                      --------           -------          -------
    NET CASH USED IN FINANCING ACTIVITIES                                                 (679)           (3,608)          (5,021)
                                                                                      --------           -------          -------

DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                               (710)           (9,674)          (6,029)

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                                   2,993            12,667           18,696
                                                                                      --------           -------          -------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                       $ 2,283           $ 2,993          $12,667
                                                                                      ========           =======          =======

SUPPLEMENTAL  SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Exchange of Common Stock in partial payment of exercise
  price on options                                                                       $ 623             $ 226            $ 185
                                                                                      ========           =======          =======

Tax benefit from exercise of stock options                                               $ 185             $ 177            $ 412
                                                                                      ========           =======          =======

Accrual of termination payment                                                        $  4,750
                                                                                      ========
Issuance of Common Stock, Preferred Stock, and Treasury Stock
  for acquisitions                                                                                       $ 9,749          $ 7,174
                                                                                                         =======          =======

Issuance of Treasury Stock for purchase of inventory                                                     $   870
                                                                                                         =======

Stock dividends                                                                                          $ 2,191          $ 2,531
                                                                                                         =======          =======

                                       42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INTERMAGNETICS GENERAL CORPORATION

NOTE A - ACCOUNTING POLICIES

Description of Business:

Intermagnetics General Corporation (the "Company") operates in three reportable operating segments: Electromagnetics, Superconducting Materials and Refrigeration. The Electromagnetics segment consists primarily of the manufacture and sale of magnets and radio frequency coils and the Superconducting Materials segment consists primarily of the manufacture and sale of superconducting wire and cable, all of which are used mainly in Magnetic Resonance Imaging ("MRI") for medical diagnostics. The majority of the Company's sales in these two segments are to US and European customers. The Refrigeration segment consists of refrigeration equipment produced by two subsidiaries, IGC-APD Cryogenics (IGC-APD) and IGC-Polycold Systems Inc., (IGC-Polycold) and refrigerants which are sold by another subsidiary, InterCool Energy Corporation
(ICE). Refrigeration equipment is used in the vacuum deposition industry, the semiconductor manufacturing process, MRI, and in a variety of research applications. Refrigerants consist of a family of environmentally friendly refrigerants designed to replace recently banned CFC refrigerants. Sales of this segment are primarily to US, Asian and European customers. The Company operates on a 52/53 week fiscal year ending the last Sunday during the month of May. See Note K for further discussion regarding segment and related information.

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company's 45% investment in ALSTOM Intermagnetics, 23% investment in SMIS Limited ("SMIS"), and 21% investment in KryoTech, Inc. ("KryoTech") are accounted for using the equity method of accounting. See notes B and D for additional information regarding ALSTOM Intermagnetics and SMIS.

The Company is presenting its consolidated statements of operations in a multi-step format and, accordingly, certain reclassifications of fiscal 1997 amounts have been made to conform to this presentation. In addition, it is the Company's policy to reclassify prior year consolidated financial statements to conform to the current year presentation.

Cash Equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Short-term investments ($139,000 at May 30, 1999 and $68,000 at May 31, 1998) consist primarily of US Government and Agency obligations, commercial paper, and other corporate obligations and are stated at market. The Company considers these short-term investments to be cash equivalents for purposes of the Consolidated Statements of Cash Flows.

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

              Land improvements                          25 years
              Buildings and improvements             7 - 40 years
              Machinery and equipment                3 - 15 years
              Leasehold improvements                 2 - 15 years

Investments:

Certain investments are categorized as available for sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available for sale securities are reported at fair value, with unrealized gains and losses included in shareholders' equity.

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

Foreign Currency Translation:

Foreign currency translation adjustments arise from conversion of the Company's foreign subsidiary's financial statements to US currency for reporting purposes, and are reflected in shareholders' equity in the accompanying consolidated balance sheets. Realized foreign currency transaction gains and losses are included in interest and other expense in the accompanying consolidated statements of operations.

Pension Plan:

On June 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the method of accounting for such plans.

Excess of Cost Over Net Assets Acquired and Other Intangibles:

Excess of cost over the fair value of net assets acquired in acquisitions is being amortized on a straight-line basis over 15 years. Other intangibles, as discussed further in Note B, will be amortized on a straight-line basis over 5 years. The Company periodically assesses recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur.

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

Per Share Amounts:

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as stock options).

Comprehensive Income:

On June 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) consists of net income,net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments and is presented in the consolidated statements of changes in shareholders' equity and comprehensive income (loss). SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Derivative Financial Instruments:

The Company enters into interest rate hedge agreements which involve the exchange of fixed and floating rate interest payments periodically over the life of the agreement, without the exchange of underlying principle amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense.

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

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 has subsequently been amended by SFAS No. 137, issued in June, 1999, which delays the effective date for implementation of SFAS No. 133 until fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of SFAS No. 133 on the Company's consolidated financial statements.

NOTE B - ACQUISITIONS

Polycold Systems International, Inc.

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

Medical Advances, Inc.
On March 11, 1997, the Company paid $4,139,000 in cash, net of cash acquired, and issued 678,517 shares of Common Stock, valued at $10.573 per share, including 474,895 shares of Treasury Stock, for all of the outstanding shares of Medical Advances, Inc. ("MAI") Common Stock. The acquisition agreement provided for the issuance of up to 101,777 additional shares as part of the purchase price if the average of the Company's closing price on the American Stock Exchange during the ninety calendar day period following the release of earnings for fiscal 1997 was less than $11.053. During fiscal 1998 this contingency was resolved and the Company issued 31,082 additional Common Shares.

The acquisition has been accounted for using the purchase method of accounting, and the results of operations of MAI have been included in the consolidated financial statements since March 11, 1997, the date of acquisition. The excess of cost over the fair value of net assets acquired of approximately $9,700,000 is being amortized on a straight-line basis over 15 years.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company, Polycold and MAI as if the acquisitions had occurred at the beginning of fiscal year 1998, with pro forma adjustments to give effect to amortization of the excess of cost over the fair value of net assets acquired and interest income on short-term investments, together with related income tax effects.

(Dollars in Thousands, Except Per Share Amounts)
                                                         Fiscal Year Ended
                                                           May 31, 1998
                                                      -------------------------

  Total revenue                                             $107,518
  Net income                                                   2,900
  Earnings per Common Share:
     Basic                                                       .22
     Diluted                                                     .21

Total amortization of excess of cost over the fair value of net assets acquired for the fiscal years ended May 30, 1999, May 31, 1998, and May 25, 1997 amounted to $1,348,000, $997,000, and $169,000, respectively.

ALSTOM Intermagnetics
---------------------

Effective May 30, 1999, the Company completed an agreement with Alstom, S.A. ("Alstom") to terminate the parties' joint venture, ALSTOM Intermagnetics ("AISA"). AISA, a previously 45% owned unconsolidated joint venture located in Belfort, France, was created for the manufacture and sale of superconductive MRI magnet systems under license from the Company. Effective December 31, 1999, AISA's magnet production will be consolidated in the Company's Latham, New York facility, and AISA will cease production of superconductive MRI magnet systems. Under the termination agreement, the Company sold its interest in AISA to Alstom for $300,000, payment of which was outstanding at May 30, 1999 and is included in "Prepaid expenses and other" in the consolidated balance sheet. In consideration of the contractual rights of AISA and Alstom under the termination agreement, the Company agreed to pay AISA $9,000,000 ("Termination Payment") for the purchase of certain assets with an approximate fair value of $250,000, and other intangibles, primarily comprised of future production rights, as well as technology and a covenant not to compete, with a total value of $8,750,000. During fiscal 1999, the Company paid $4,250,000 of the "Termination Payment" to AISA, while the remainder, $4,750,000, is due on or before March 31, 2000.

NOTE C - RESTRUCTURING

In October, 1998, the Company received notice from Trex Medical Corporation ("Trex") that it was not prepared to continue operating under a distributor agreement under which Trex was to distribute the Company's permanent magnet-based clinical MRI systems. The Company has filed suit against Trex for breaching and repudiating the agreement. In November 1998, the Company decided to exit this business and restructured its operations through the closure of its Field Effects division, which was engaged in the manufacture and sale of clinical MRI systems. As a result, the Company recorded a total restructuring charge, as adjusted in the fourth quarter, of $4,739,000, including liabilities of $1,277,000, comprised of the following:

(Dollars in Thousands)

Inventory write-down included in cost of products sold                    $1,820

Restructuring charges:
      Write-down of equipment to net realizable value        $ 1,267
      Write-off of accounts receivable and other assets          375       1,642
                                                                ----

Liabilities for:
      Severance and lease obligations                            750
      Other                                                      527       1,277
                                                                ----     -------
                                                                           2,919
                                                                         -------
   Total                                                                 $ 4,739
                                                                         =======

The Company vacated the premises and moved existing equipment and inventory to storage near its corporate headquarters. All usable equipment has been transferred to other operations at its book value. Other equipment and inventory were initially held for sale and written down to estimated realizable value, however, these assets have been subsequently adjusted to zero based on unsuccessful attempts by the Company to sell the associated equipment and inventory. It is estimated that the remaining activities under the plan, with the exception of the Company's existing lease commitment that expires in July, 2001, will be completed by November, 1999.

The Company made a total of $603,000 in payments on liabilities recorded in the restructuring, as follows:

(Dollars in Thousands)
                            Initial                             Balances as of
                           Accruals    Adjustments   Payments    May 30, 1999
                           --------    -----------   --------   --------------
Lease obligation            $ 492        $  33        $(120)        $ 405
Severance                     226         --           (226)         --
Product liability            --            304         --             304
Other                         201           21         (222)         --
                            -----        -----        -----         -----

    Totals                  $ 919        $ 358        $(568)        $ 709
                            =====        =====        =====         =====

NOTE D - INVESTMENTS AND NOTES RECEIVABLE

Available for Sale Securities:

As of May 30, 1999 and May 31, 1998, the Company owned 975,753 shares (approximately 9%) of the common stock of Ultralife Batteries, Inc. ("Ultralife"), a manufacturer of lithium batteries, acquired at a cost of $7,015,000. The market value of the Company's total investment in Ultralife, the sale of which is restricted under US Securities laws, was $4,452,000 and $11,221,000 at May 30, 1999 and May 31, 1998, respectively. The cost and market value of "Available for Sale" securities, representing those shares saleable under Securities laws, were as shown below:

(Dollars in Thousands)

                                              May 30, 1999      May 31, 1998
                                              ------------      ------------

   Cost                                           $2,154            $2,154
   Gross unrealized holding gain (loss)             (788)            1,296
                                                  ------            ------
   Market value                                   $1,366            $3,450
                                                  ======            ======

The balance of the Ultralife investment is included at cost in other investments.

Other Investments:

Investments in other securities at May 30, 1999 and May 31, 1998 consist of:

(Dollars in Thousands)
                                                1999                1998
                                                ----                ----


           Ultralife                           $4,861              $4,861
           PowerCold                            1,043                  --
           Other                                   --                 317
                                               ------              ------
                                               $5,904              $5,178
                                               ======              ======

In September 1998, the Company acquired 1,250,000 shares of Series A Convertible Preferred Stock of PowerCold Corporation ("PowerCold"), a publicly held corporation, for approximately $1,000,000. PowerCold is a provider of energy-efficient products for refrigeration, air conditioning and power industries. The Series A Convertible Preferred Stock is entitled to a number of votes per share equal to the number of shares of PowerCold common stock into which each such share of Series A Convertible Preferred Stock is convertible at the time of such vote. As of May 30, 1999, the Company's voting interest in PowerCold was approximately 15%. The Company accounts for its investment in PowerCold at cost.

Investments in Affiliates:
--------------------------

Investments in affiliates at May 30, 1999 and May 31, 1998 consist of:

(Dollars in Thousands)
                                                  1999              1998
                                                 ------            ------
   KryoTech preferred stock                      $3,736            $4,710
   SMIS ordinary and preferred stock                -               2,854
                                                 ------            ------
                                                 $3,736            $7,564
                                                 ======            ======

KryoTech:
---------

On March 23, 1998, the Company acquired 1,172,840 shares of the Series B Convertible Preferred Stock, $.01 par value per share, of KryoTech, a privately-held, South Carolina corporation, and a warrant to purchase an additional 237,416 shares, at a cost of $4,750,000. The warrant may be exercised, in whole or in part, at any time on or before March 23, 2008 at a price equal to $1.053 per share. On an as-converted basis, the Company's holdings represent approximately 20.7% of the outstanding voting securities of KryoTech.

KryoTech was formed on March 15, 1996 for the purpose of developing, marketing, manufacturing and selling thermal management products, which are designed specifically for the computer industry. The preferred shares have the same voting rights as common stock. Accordingly, the Company is accounting for its investment in KryoTech using the equity method of accounting. The acquisition cost exceeded the underlying equity in net assets by $3,645,000, which is being amortized over a period of 15 years. Accumulated amortization at May 30, 1999 and May 31, 1998 was $283,000 and $40,000, respectively. During the year ended May 30, 1999, the Company recorded $974,000 as its share of KryoTech's losses. As KryoTech is privately held, the market value of this investment is not readily determinable.

SMIS:
-----

As of May 30, 1999 and May 31, 1998, the Company owned 354,223 ordinary shares (approximately 23%) of SMIS acquired at a cost of $3,530,000, and 980,000 redeemable preference shares acquired at a cost of $1,511,000. The preference shares are convertible into ordinary equity of SMIS. The Company has recorded its investment using the equity method of accounting, and, accordingly, has reduced its investment by amortizing the excess of the cost of its investment in the ordinary shares over the underlying equity over a period of 40 years and by recording its proportionate share of SMIS' losses. The total amount written off amounted to $2,674,000 at May 30, 1999, and $2,156,000 at May 31, 1998. Also, as
of May 31, 1998, the Company had made advances to SMIS of approximately $2,476,000 in the form of loans which are convertible into ordinary equity of SMIS. In May, 1998, the Company guaranteed repayment of one half of the outstanding balance of borrowings under a line of credit obtained by SMIS at that time. The maximum amount guaranteed is 1,250,000 pounds (approximately $2,000,000 at May 30, 1999). During the year ended May 30, 1999, the Company advanced a total of $1,015,000 to SMIS, of which $611,000 was repaid.

As a result of SMIS' inability to achieve the anticipated improvements in its business plan, including new product orders, improved manufacturing results and cost reductions, SMIS continued operating at a loss in 1999. In March, 1999, it was determined by SMIS management that additional funds would be required to sustain operations based on projected cash flows and the deterioration in its backlog. Based on the Company's evaluation of SMIS' past performance and projections for future results it was determined by management in the fourth quarter of fiscal 1999 that it would not provide additional funding to SMIS. Additionally, during July 1999, SMIS management agreed in principle to sell the majority of its operations at a price that will not result in any return to its shareholders. Accordingly, the Company wrote off its remaining investment in and advances to SMIS and provided for the estimated amount that it will be required to pay as a result of the financial guarantee discussed above. The total amount written off was $7,300,000, consisting of the write off of the ordinary and redeemable preference shares in the amount of $2,337,000, notes receivable in the amount of $2,924,000 and the accrual of approximately $2,000,000 related to the financial guarantee. The write off is shown as "Write off of investment in unconsolidated affiliate" in the accompanying consolidated statement of operations.


NOTE E - NOTES PAYABLE AND LONG-TERM DEBT

The Company has an unsecured line of credit of $25,000,000, which expires in November 2000, of which $4,850,000 was in use at May 30, 1999 and none at May 31, 1998. The Company may elect to apply interest rates to borrowings under the line which relate to either the London Interbank Offered Rate (LIBOR) or prime, whichever is the most favorable. The weighted average interest rate with respect to borrowings at May 30, 1999 was 5.4134%. The line of credit agreement provides for various covenants, including requirements that the Company maintain specified financial ratios. The Company was not in compliance with its minimum tangible net worth and interest coverage ratios for the fiscal year ended May 30, 1999. The Company has received a waiver dated August 30, 1999 from the financial institutions related specifically to these events of default as of May 30, 1999 and a commitment from the financial institutions to amend the aforementioned financial ratios. The Company has issued letters of credit in the aggregate amount of 1,250,000 pounds (approximately $2,000,000 at May 30, 1999) in support of guarantees of indebtedness for SMIS and the performance of a contract.

Long-term debt consists of the following:

(Dollars in Thousands)                   May 30,                May 31,
                                          1999                   1998
                                        --------               --------
Revenue bonds                            $1,550                $ 1,650
Mortgage payable                          5,633                  5,830
Convertible debentures                   19,765                 21,625
                                        -------                -------
                                         26,948                 29,105
Less current portion                        317                    272
                                        -------                -------
Long-term debt                          $26,631                $28,833
                                        =======                =======

Revenue bonds consist of a subsidiary's obligation under an agreement with an Economic Development Authority with respect to revenue bonds issued in connection with the acquisition of certain land, building and equipment acquired at a total cost of $2,408,000. The bonds bear interest at a weekly adjustable annual rate (convertible to fixed rate at the option of the Company) which averaged 3.68% for the year ended May 30, 1999 (4.04% for the year ended May 31, 1998). The bonds mature serially in amounts ranging from $100,000 in December, 1999 to $200,000 in December, 2009. In the event of default or upon the occurrence of certain conditions, the bonds are subject to mandatory redemption at prices ranging from 100% to 103% of face value. As long as the interest rate on the bonds is adjustable weekly, the bonds are redeemable at the option of the Company at face value. The Company makes monthly advance payments to restricted cash accounts in amounts sufficient to meet the interest and principal payments on the bonds when due. The balances of these accounts, included in "Cash and Short-Term Investments" on the accompanying consolidated balance sheets, were $52,000 at May 30, 1999 and $51,000 at May 31, 1998.

The mortgage payable bears interest at the rate of LIBOR plus 0.9% and is payable in monthly installments of $50,000, including principal and interest, through October 2005 with a final payment of $3,943,000 due in November 2005. The loan is secured by land and buildings and certain equipment acquired at a cost of approximately $10,800,000. The Company has entered into an interest rate swap agreement, the effect of which is to fix the rate on this loan at 6.88%.

Convertible debentures at May 30, 1999 consist of $19,765,000 of 5.75% convertible subordinated debentures due September, 2003, issued in a private placement. The debentures are convertible into Common Stock at approximately $14.272 per share. Interest on the debentures is payable semi-annually. The debentures are redeemable, in whole or in part, at the option of the Company at any time at prices ranging from 103.450% to 100.575%. The debentures also provide for redemption at the option of the holder upon a change in control of the Company, as defined, and are subordinated to senior indebtedness, as defined.

In February 1999, the Company paid $1,550,000 for the early retirement of Convertible Subordinated Debentures with a carrying value of $1,860,000. As a result of the early retirement of debt, the Company recognized a gain of approximately $275,000 in fiscal year 1999.

Aggregate maturities of long-term debt for the next five fiscal years are: 2000
- $317,000; 2001 - $332,000; 2002 - $349,000; 2003 - $392,000; and 2004 -
$20,174,000.

Interest paid for the years ended May 30, 1999, May 31, 1998, and May 25, 1997 amounted to $1,961,000, $1,910,000, and $1,800,000, respectively.

NOTE F - SHAREHOLDERS' EQUITY

In July, 1998, the Company declared a 2% stock dividend to be distributed on all outstanding shares, except Treasury Stock, on September 17, 1998. The consolidated financial statements have been adjusted retroactively to reflect this stock dividend in all numbers of shares, prices per share and earnings per share.

The Company has established two stock option plans: the 1981 Stock Option Plan and the 1990 Stock Option Plan. Shares and prices per share have been adjusted to reflect the 2% stock dividends declared in July, 1998 and July, 1997, respectively. The total shares authorized for grant under the 1981 and 1990 plans are 1,492,996 and 3,042,208, respectively.

Option activity under these plans was as follows:


                                                                 Fiscal Year Ended
                          ------------------------------------------------------------------------------------------------
                                    May 30, 1999                     May 31, 1998                    May 25, 1997
                          ------------------------------------------------------------------ -----------------------------
                                              Weighted                          Weighted                       Weighted
                                               Average                           Average                        Average
                              Number          Exercise          Number          Exercise         Number        Exercise
                            of Shares           Price          of Shares          Price        of Shares         Price
                          ------------------------------------------------------------------------------------------------
Outstanding,
  beginning of year          1,802,704        $ 9.477          1,687,977        $ 9.319         1,552,307       $ 8.656
Granted                        480,897          6.766            353,485          9.567           365,221        10.785
Exercised                     (188,556)         5.000           (132,214)         5.684          (133,024)        5.124
Forfeited                     (171,414)        12.445           (106,544)        11.953           (96,527)        9.993
                             ---------                         ---------                        ---------
Outstanding,
  end of year                1,923,631          8.975          1,802,704          9.477         1,687,977         9.319
                             =========                         =========                        =========

Exercisable,
  end of year                1,042,355        $ 9.543          1,060,485        $ 8.648           870,331       $ 7.842
                             =========                         =========                        =========

                                                                            May 30, 1999
                            --------------------------------------------------------------------------------------------
                                             Options Outstanding                             Options Exercisable
                            ------------------------------------------------------    ----------------------------------
                                                                      Weighted
                                                    Weighted          Average                                 Weighted
                                                     Average         Remaining                                 Average
Range of Option  Exercise            Number         Exercise         Contractual              Number          Exercise
Prices                            Outstanding         Price            Life                Exercisable          Price
                               ----------------- ---------------- -----------------    ------------------- ---------------
$3.265 to $5.875                     325,289          $ 4.767          3.1 years               309,637         $ 4.711
$6.125 to $7.000                     461,322            6.511          8.0 years                32,949           6.277
$7.782 to $10.813                    541,465            9.237          5.9 years               227,348           9.574
$11.253 to $12.900                   400,979           11.670          3.5 years               321,924          11.673
$13.096 to $20.142                   194,576           15.563          4.1 years               150,497          15.594
                                   ---------                                                 ---------
                                   1,923,631          $ 8.975          5.2 years             1,042,355         $ 9.543
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

The following pro forma net income (loss) and earnings (loss) per share information has been determined as if the Company had accounted for stock-based compensation awarded under the 1990 Stock Option Plan using the fair value-based method. Under the fair value-based method, the estimated fair value of awards would be charged against income ratably by installments over the vesting period. The pro forma effect on net income for fiscal years 1999, 1998 and 1997 is not representative of the pro forma effect on net income in future years because, as required by SFAS No. 123, "Accounting for Stock Based Compensation," no consideration has been given to awards granted prior to fiscal 1996.

(Dollars in Thousands, Except Per Share Amounts)

                                                                          Fiscal Year Ended
                             ----------------------------------------------------------------------------------------
                                   May 30, 1999                   May 31, 1998                      May 25, 1997
                             --------------------------    ---------------------------     --------------------------
                                  As                              As                            As
                               Reported      Pro Forma         Reported     Pro Forma         Reported    Pro Forma
                             ------------- -------------    ------------- -------------    ------------- -------------
Net income (loss)               $(7,029)      $(8,359)          $2,753        $1,816           $2,615        $1,886
Earnings (loss) per Common
   Share:
   Basic                       $  (0.57)     $  (0.67)         $  0.22       $  0.14          $  0.21       $  0.15
                               =========     =========         =======       =======          =======       =======
   Diluted                     $  (0.57)     $  (0.67)         $  0.21       $  0.14          $  0.20       $  0.15
                               =========     =========         =======       =======          =======       =======

The weighted average fair value of each option granted under the 1990 Stock Option Plan during fiscal years 1999, 1998 and 1997 was $3.808, $5.446 and $6.550, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes Model with the following weighted average assumptions. The risk-free interest rates for fiscal years 1999, 1998 and 1997 were 5.1%, 5.9% and 6.3%, respectively. The expected volatility of the market price of the Company's Common Stock for fiscal years 1999, 1998 and 1997 grants was 51.3%, 55.3% and 58.4%, respectively. The expected average term of the granted options for fiscal years 1999, 1998 and 1997 was 6.6 years, 5.9 years and 6.4 years, respectively. There was no expected dividend yield for the options granted for fiscal years 1999, 1998 and 1997.

Following are the shares of Common Stock reserved for issuance and the related exercise prices for the outstanding stock options, convertible subordinated debentures, Preferred Stock, and Warrants at May 30, 1999:

                                              Number           Exercise Price
                                            of Shares             Per Share
                                            ---------          -----------------

1981 Stock Option Plan                          28,565                    $3.265
1990 Stock Option Plan                       1,895,066         $4.103 to $20.142
Convertible subordinated debentures          1,384,879                   $14.272
Preferred Stock                                883,431
Warrants                                       700,000
                                             ---------
Shares reserved for issuance                 4,891,941
                                             =========

In June 1997, the Company, as part of a long-term strategic alliance, entered into a Warrant Agreement with a distributor under which the distributor could purchase up to 1,200,000 shares of Common Stock. The distributor paid $120,000 for the rights to the warrants and an initial warrant (which expired on November 16, 1998) to purchase 500,000 shares at $12.50 per share was issued. Future warrants are conditioned on the distributor meeting specified performance levels and would be issued at market prices at that time. No additional warrants have been issued. In connection with the initial warrant, the Company incurred a non-cash charge of $600,000 in fiscal 1998 which was included as marketing, general and administrative expense in the accompanying consolidated statement of operations.

During the year ended May 31, 1998, the Company issued 69,992 shares of Series A Preferred Stock, valued at $100 per share, in connection with its acquisition of Polycold. These shares are redeemable, at the option of the Company, at any time, for cash of $102 per share, or after the first anniversary of their issuance, for Common Stock valued at $102 per share. In the event the shares have not been redeemed by November 30, 1999, or upon the occurrence of certain change of control events, they will automatically convert to Common Stock. The price of Common Stock used for redemption or conversion is based on the average trading price for a specified ten-day period preceding the redemption or conversion.

The Series A Preferred Stock issued by the Company is non-voting, and has no dividend or liquidation preference, but is entitled to participate in any cash dividend or liquidation distribution, on an "as converted" basis, with the Company's Common Stock.

During the year ended May 30, 1999 and May 31, 1998, in connection with the grant of stock options to consultants, the Company has recognized compensation cost in the amount of $61,000 and $24,000, respectively. In addition, during the year ended May 31, 1998, the Company issued 89,018 shares of Treasury Stock at fair market value in connection with the purchase of inventory from a supplier.

NOTE G - RETIREMENT PLANS

The Company has a non-contributory, defined benefit plan covering all eligible employees. Benefits under the plan are based on years of service and employees' career average compensation. The Company's funding policy is to contribute annually an amount sufficient to meet or exceed the minimum funding standard contained in the Internal Revenue Code. Contributions are intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future. As of December 31, 1998 the Company froze all pension benefits except for approximately 50 bargaining unit employees at a subsidiary. Since prior Company contributions were intended to fund both benefits earned and those expected to be earned in the future, the freezing of the benefits generated a "curtailment gain" of $1,465,000, which has been credited to the appropriate operating expenses containing salary and wages expense. The Company has been advised that the pension plan has sufficient assets to permit termination of the plan and has begun the required steps to do so in accordance with statutory requirements.

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at May 30, 1999 and May 31, 1998:

                                                                                        Fiscal year ended
                                                                                        -----------------
                                                                               May 30, 1999            May 31, 1998
                                                                             ----------------        --------------
Change in benefit obligation during year:
  Benefit obligation at beginning of year                                          $9,399                  $7,065
  Service cost                                                                        393                     590
  Interest cost                                                                       645                     571
  Benefit payments                                                                   (221)                   (221)
  Administrative expenses                                                             (98)                    (78)
  Actuarial (gain) or loss                                                           (507)                    845
  Plan amendments                                                                                             627
  Curtailments                                                                     (1,465)
                                                                                  -------                 -------
  Benefit obligation at end of year                                                $8,146                  $9,399
                                                                                  =======                 =======

Change in plan assets during year:
  Fair value of plan assets at beginning of year                                   $9,583                  $7,114
  Employer contributions                                                                                      398
  Benefit payments                                                                   (221)                   (221)
  Administrative expenses                                                             (98)                    (78)
  Actual return on plan assets                                                      1,692                   2,370
                                                                                  -------                 -------
  Fair value of plan assets at end of year                                         10,956                   9,583

Reconciliation of funded status at end of year:
  Funded status                                                                     2,810                     184
  Unrecognized net transition obligation                                               22                      28
  Unrecognized prior service cost                                                     598                     649
  Unrecognized net (gain)                                                          (2,895)                 (1,454)
                                                                                  -------                 -------
  Net amount recognized                                                            $  535                  $ (593)
                                                                                  -------                 -------

Amounts recognized in the consolidated balance sheet at end of year:
  Prepaid benefit cost                                                             $  535
  Accrued benefit liability                                                                                $ (593)
                                                                                  -------                 -------
  Net amount recognized                                                            $  535                  $ (593)
                                                                                  =======                 =======
Net periodic benefit cost recognized for year
  Service cost                                                                     $  392                  $  590
  Interest cost                                                                       645                     571
  Expected return on plan assets                                                     (752)                   (577)
  Amortization of net transition obligation                                             6                       6
  Amortization of prior service cost                                                   51                      51
  Amortization of net (gain)                                                           (6)
                                                                                  -------                 -------
  Net periodic benefit cost                                                        $  336                  $  641
                                                                                  =======                 =======
Additional amounts recognized for year
  Curtailment (gain)                                                              $(1,465)
Weighted-average assumptions for year
  Discount rate                                                                      7.00%                   7.50%
  Rate of compensation increases                                                     4.50%                   4.50%
  Expected long-term rate of return on plan assets                                   8.00%                   8.00%

Weighted-average assumptions at end of year
  Discount rate                                                                      7.50%                   7.00%
  Rate of compensation increases                                                     4.50%                   4.50%

The Company also maintains an employee savings plan, covering substantially all employees, under Section 401(k) of the Internal Revenue Code. Under this plan, the Company matches a portion of employees' contributions. Expenses under the plan during the fiscal years ended May 30, 1999, May 31, 1998 and May 25, 1997 aggregated $348,000, $252,000 and $277,000, respectively.

The Company also maintains supplemental retirement and disability plans for certain of its executive officers. These plans utilize life insurance contracts for funding purposes. Expenses under these plans were $56,000, $67,000 and $22,000 for the fiscal years ended May 30, 1999, May 31, 1998 and May 25, 1997, respectively.

NOTE H - INCOME TAXES

The components of the provision for income taxes (benefit) are as follows:


(Dollars in Thousands)                                                         Fiscal Year Ended
                                               ------------------------------------------------------------------------
                                                    May 30, 1999              May 31, 1998             May 25, 1997
                                               ---------------------    ----------------------    ---------------------
Current
  Federal                                             $(1,727)                  $2,487                    $1,513
  State                                                   176                      352                       280
  Foreign                                                 112                      180                       216
                                                      -------                  -------                    ------
    Total current                                      (1,439)                   3,019                     2,009
Deferred
  Federal                                                (57)                    (920)                      (527)
  State                                                   284                    (108)                       (62)
                                                      -------                  -------                    ------
    Total deferred                                        227                  (1,028)                      (589)
                                                      -------                  -------                    ------

Provision for income taxes (benefit)                  $(1,212)                 $1,991                     $1,420
                                                      =======                  =======                    ======


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:


(Dollars in Thousands)
                                                                    May 30, 1999               May 31, 1998
                                                                    ------------               ------------
Deferred tax assets:
  Inventory reserves                                                  $2,766                     $2,264
  Non-deductible accruals                                                863                      1,161
  Product warranty reserve                                               560                        431
  Foreign subsidiaries                                                    -                         317
  Equity in net loss of unconsolidated
    affiliate                                                            368                        736
  Restructuring and other accruals                                     1,600                         -
  Capital loss carryforward                                            1,329                         -
  Unrealized loss on available for sale securities                       280                         -
                                                                      ------                     ------
    Total gross deferred tax assets                                    7,766                      4,909
  Less valuation allowance                                            (1,520)                      (604)
                                                                      ------                     ------
    Deferred tax assets                                                6,246                      4,305

Deferred tax liabilities:
  Unrealized gain on available for sale securities                        -                        (446)
  Depreciation and amortization differences                             (452)                      (446)
  Intangibles                                                         (1,475)                        -
  Pension curtailment gain                                              (538)                        -
  Other, net                                                             (24)                      (155)
                                                                      ------                     ------
    Total gross deferred tax liabilities                              (2,489)                    (1,047)
                                                                      ------                     ------

  Net deferred tax assets                                             $3,757                     $3,258
                                                                      ======                     ======

The foregoing assets and liabilities are classified in the accompanying consolidated balance sheets as follows:


(Dollars in Thousands)
                                              May 30, 1999         May 31, 1998
                                              ------------         ------------

  Net current deferred tax assets               $4,069               $3,583
  Net long-term deferred tax liabilities           312                  325
                                                ------               ------
                                                $3,757               $3,258
                                                ======               ======

During fiscal 1998, in connection with the acquisition of Polycold, the Company recorded $123,000 of deferred tax assets.

During fiscal 1999 the Company increased the valuation allowance to an amount it believes is necessary to reduce deferred taxes to an amount which is more than likely not to be realized.


Changes made to the valuation allowance during fiscal 1999 and 1998 were an increase of $916,000 and a decrease of $230,000, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and capital gains during the periods in which those temporary differences become deductible. Management considers projected future taxable income, the character of such income, and tax planning strategies in making this assessment. The Company had Federal taxable income (loss) of approximately ($3,250,000) in fiscal 1999, $7,000,000 in fiscal 1998, and $3,700,000 in fiscal 1997. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of the remaining deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.


The reasons for the differences between the provision for income taxes (benefit) and the amount of income tax (benefit) determined by applying the applicable statutory Federal tax rate to income (loss) before income taxes are as follows:


(Dollars in Thousands)                                                               Fiscal Year Ended
                                                        -------------------------------------------------------------------
                                                             May 30, 1999            May 31, 1998          May 25, 1997
                                                        --------------------    --------------------    -------------------
Pre-tax income (loss) at statutory tax rate (34%)               $(2,802)                $1,613                  $1,372
State taxes, net of Federal benefit                                 304                    161                     200
Benefit of Foreign Sales Corporation                               (210)                  (288)                   (186)
Non-deductible distribution expense                                                        204
Amortization of intangibles                                         539                    392                     110
Non-deductible loss on IMiG LLC                                                             36                     151
Benefit of tax credits                                              (45)                                          (257)
Change in valuation allowance                                       916                   (230)
Other, net                                                           86                    103                      30
                                                                -------                 ------                  ------
Provision for income taxes                                      $(1,212)                $1,991                  $1,420
                                                                =======                 ======                  ======

The Company paid income taxes, net of cash refunds received, of $2,504,000, $1,815,000, and $1,347,000 during the years ended May 30, 1999, May 31, 1998, and May 25, 1997, respectively.


NOTE I - PER SHARE INFORMATION

The following table provides calculations of basic and diluted earnings per share:

(Dollars in Thousands, Except Per Share Amounts)

                                                                          Fiscal Year Ended

                                                   May 30, 1999            May 31, 1998              May 25, 1997
                                                   ------------            ------------              ------------
Income (loss) available to
  common stockholders                               $   (7,029)            $     2,753               $     2,615
                                                    ==========             ===========               ===========

Weighted average shares                             12,429,039              12,755,733                12,325,001

Dilutive potential Common
  Shares:
    Convertible Preferred Stock                                                325,925
    Stock options                                                              327,302                   468,935
                                                    ----------               ----------                ----------
Adjusted weighted average
  shares                                            12,429,039              13,408,960                12,793,936
                                                    ==========             ===========               ===========

Earnings (loss) per Common Share:
    Basic                                           $    (0.57)            $      0.22               $      0.21
                                                    ==========             ===========               ===========
    Diluted                                         $    (0.57)            $      0.21               $      0.20
                                                    ==========             ===========               ===========

Shares issuable upon conversion of convertible debentures are considered in calculating "diluted" earnings per share, but have been excluded, as the effect would be anti-dilutive. Shares issuable upon conversion of convertible preferred stock and exercise of stock options have been excluded for the year ended May 30, 1999 as their effect would be anti-dilutive.

The Company distributed 2% stock dividends on September 17, 1998 and September 16, 1997. The distributions have been made from the Company's authorized but unissued shares. All data with respect to earnings per share, weighted average shares outstanding and common stock equivalents have been adjusted to reflect these stock dividends.


NOTE J - COMMITMENTS AND CONTINGENCIES

The Company leases certain manufacturing facilities and equipment under operating lease agreements expiring at various dates through December, 2021. Certain of the leases provide for renewal options. Total rent expense was $519,000, $400,000 and $331,000 for the years ended May 30, 1999, May 31, 1998, and May 25, 1997, respectively.

Future minimum rental commitments, excluding renewal options, under the noncancellable leases covering certain manufacturing facilities and equipment through the term of the leases are as follows:

   Fiscal Year
   -----------

   2000                            $  836,000
   2001                               825,000
   2002                               667,000
   2003                               509,000
   2004                               369,000
                                   ----------
   Total                           $3,206,000
                                   ==========


In addition to operating lease agreements, the Company also has a five-year maintenance agreement for $113,000 per year beginning January 1, 1999 for a newly implemented computer system.

At May 30, 1999, the Company's capital equipment commitments were approximately $2,000,000.

The Company has negotiated a multi-year contract with a key supplier in order to stabilize supply and price on materials for a long term production contract.

In connection with AISA the Company has agreed to purchase approximately $3,000,000 of superconducting wire for use in producing MRI magnets.

The Company is subject to certain claims and lawsuits arising in the normal course of business. Based on information currently available, it is the opinion of management, based upon advice of counsel, that the ultimate resolution of these matters would not have a material adverse effect on the Company's consolidated financial position or results of operations. However, based on future developments and as additional information becomes known, it is possible that the ultimate resolution of such matters could have a material adverse effect on the Company's results of operations in future periods.

NOTE K - SEGMENT AND RELATED INFORMATION

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in fiscal year 1999. SFAS No. 131 changes the way the Company reports information about its operating segments. The information for 1998 and 1997 has been restated from the prior year's presentation in order to conform to the 1999 presentation.

The Company's individual business units have been aggregated into three reportable segments: (1) Electromagnetics; (2) Superconducting Materials; and
(3) Refrigeration, on the basis of similar products, processes and economic circumstances, among other things. The Electromagnetics segment designs, manufactures and sells magnet systems and radio frequency ("RF") coils used in MRI for medical diagnostics. The Superconducting Materials segment manufactures and sells superconducting wire principally for the construction of superconducting MRI magnet systems. The Refrigeration segment designs, develops, manufactures and sells refrigeration equipment and refrigerants.

The accounting policies of the reportable segments are the same as those described in Note A of the Notes to Consolidated Financial Statements. Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The Company evaluates the performance of its reportable segments based on operating income (loss).

Summarized financial information concerning the Company's reportable segments is shown in the following table:




(Dollars in Thousands)                                                        Fiscal Year Ended
                                         -----------------------------------------------------------------------------------------
                                                                              May 30, 1999
                                         --------------------------------------------------------------------------------------
                                                                     Superconducting
                                            Electromagnetics          Materials          Refrigeration            Total
                                         --------------------------------------------   ------------------   ------------------

Net sales from external customers:
  Magnet systems                                   $ 46,723                                                           $ 46,723
  RF Coils                                           12,926                                                             12,926
  Superconductive wire                                                      $ 12,160                                    12,160
  Refrigeration equipment                                                                        $ 28,268               28,268
  Refrigerants                                                                                      2,794                2,794
                                         -------------------     --------------------   ------------------   ------------------
          Total                                      59,649                   12,160               31,062              102,871

Intersegment net sales                                    -                    6,806                2,223                9,029

Segment operating profit(loss)                        4,090                    2,585               (5,895)                 780

Total assets                                         66,894                   10,857               47,707              125,458

Investment in unconsolidated
affiliates:                                                                                         3,736                3,736

Additions to property,
 plant and equipment,
 exclusive of acquisitions                            1,721                      798                  620                3,139

Additions to long lived assets:                       8.250                                                              8,750
                                                     17,207                                         9,157               26,364

Depreciation and
 amortization expense                                 3,294                      871                1,471                5,636

Other significant non-cash items:
  Restructuring charges                               4,739                                                              4,739


                                         --------------------------------------------------------------------------------------
                                                                           May 31, 1998
                                         --------------------------------------------------------------------------------------
                                                                     Superconducting
                                            Electromagnetics          Materials          Refrigeration            Total
                                         --------------------------------------------   ------------------   ------------------
Net sales from external customers:
  Magnet systems                                   $ 49,874                                                           $ 49,874
  RF Coils                                           10,746                                                             10,746
  Superconductive wire                                                      $ 11,131                                    11,131
  Refrigeration equipment                                                                        $ 21,947               21,947
  Refrigerants                                                                                      2,196                2,196
                                         -------------------     --------------------   ------------------   ------------------
          Total                                      60,620                   11,131               24,143               95,894

Intersegment net sales                                                         7,775                4,141               11,916

Segment operating profit(loss)                        3,707                    2,324                 (517)               5,514

Total assets                                         69,607                   13,872               44,297              127,776

Investment in unconsolidated
affiliates:                                           5,330                                         4,710               10,040

Additions to property,
 plant and equipment,
 exclusive of acquisitions                            2,411                      310                  425                3,146

Additions to long lived assets                                                                     10,175               10,175

Depreciation and
 amortization expense                                 3,950                      912                  562                5,424

Other significant non-cash items:
  Expense associated with
  warrants issued                                                                                     600                  600

                                                                          May 25, 1997
                                         --------------------------------------------------------------------------------------
                                                                     Superconducting
                                            Electromagnetics          Materials          Refrigeration            Total
                                         --------------------------------------------   ------------------   ------------------
Net sales from external customers:
  Magnet systems                                   $ 50,894                                                           $ 50,894
  RF Coils                                            1,981                                                              1,981
  Superconductive wire                                                      $ 10,698                                    10,698
  Refrigeration equipment                                                                        $ 16,010               16,010
  Refrigerants                                                                                      7,469                7,469
                                         -------------------     --------------------   ------------------   ------------------
          Total                                      52,875                   10,698               23,479               87,052

Intersegment net sales                                                         8,838                3,652               12,490

Segment operating profit(loss)                          514                    2,260                  478                3,252

Total assets                                         81,379                   13,440               34,510              115,889

Investment in unconsolidated
affiliates:                                           4,918                                                              4,918

Additions to property,
 plant and equipment,
 exclusive of acquisitions                            3,789                      775                  882                5,446

Additions to long lived assets:                       9,953                                                              9,953

Depreciation and
 amortization expense                                 2,585                      856                  523                3,964

Other significant non-cash items:


The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:

                                                                                                 Fiscal Year Ended
                                                                                ------------------------------------------

                                                                                May 30,          May 31,          May 25,
(Dollars in Thousands)                                                           1999              1998            1997
                                                                                -------          -------          -------

Reconciliation of income (loss) before income taxes:
           Total profit from reportable segments                                $   780          $ 5,514          $ 3,252
           Unallocated amounts:
                    Interest and other income                                     1,942            2,364            2,961
                    Interest and other expense                                   (2,172)          (2,125)          (1,996)
                    Write off of investment in unconsolidated affiliate          (7,300)            --               --
                    Equity in net loss of unconsolidated affiliates              (1,491)          (1,009)            (182)
                                                                                =======          =======          =======
                         Income (loss) before income taxes                      $(8,241)         $ 4,744          $ 4,035
                                                                                =======          =======          =======


Net sales to two customers of the Company's Electromagnetics and Superconducting Materials segments were each in excess of 10% of the Company's total net sales. Net sales to each of these customers during the last three years were as follows:

                                                          Fiscal Year Ended
                                     ------------------------------------------------------------

                                         May 30,               May 31,              May 25,
(Dollars in Thousands)                     1999                  1998                 1997
                                     -----------------     -----------------    -----------------

  Customer A                                 $ 41,652              $ 42,751             $ 43,548
  Customer B                                   13,747                10,408                7,378
                                     -----------------     -----------------    -----------------

             Total                           $ 55,399              $ 53,159             $ 50,926
                                     =================     =================    =================


Net sales by country, based on the location of the customer, for the last three fiscal years were as follows:

                                                          Fiscal Year Ended
                                     ------------------------------------------------------------

                                         May 30,               May 31,              May 25,
(Dollars in Thousands)                     1999                  1998                 1997
                                     -----------------     -----------------    -----------------

  United States                              $ 48,558              $ 50,928             $ 39,549
  Netherlands                                  48,439                55,085               48,145
  Other countries                              12,661                 2,215                3,955
                                     -----------------     -----------------    -----------------

             Total                           $102,871              $ 95,894             $ 87,052
                                     =================     =================    =================

All significant long-lived assets of the Company are located within the United States.

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Although the estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, the estimates presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and short-term investments, receivables, and accounts payable and accrued expenses: The carrying amounts reported in the consolidated balance sheets approximate their fair values because of the short maturities of these instruments.

Available for sale securities, investment in affiliates and other investments:
The fair value of the Ultralife investment is estimated based on quoted market prices (see Note D) at the balance sheet date. The fair value of the KryoTech investment is not readily determinable as the company is privately held. The estimated fair value of the PowerCold investment was approximately $1,900,000 at May 30, 1999 based on the number of PowerCold common shares that the Series A Convertible Preferred Stock may be converted to at the option of the Company and the quoted market price at the balance sheet date (see Note D).

Long-term debt: The fair value of the borrowings under the unsecured line of credit reported in the consolidated balance sheets approximate the carrying value of $4,850,000 and $0 at May 30, 1999 and May 31, 1998, respectively, because the interest rates are based on floating rates identified by reference to market rates and because of the short maturity of this instrument. The carrying value of long-term debt, including current portion, was approximately $26,900,000 and $29,100,000 at May 30, 1999 and May 31, 1998, respectively, while the estimated fair value was $24,000,000 and $27,900,000, respectively, based upon interest rates available to the Company for issuance of similar debt with similar terms and discounted cash flows for remaining maturities.

Financial guarantees: The fair value of the Company's guarantee on one half of the outstanding balance of borrowings under a line of credit obtained by SMIS approximates the carrying value at May 30, 1999 because of the short maturity of this instrument (see Note D).

Letters of credit: The letters of credit reflect fair value as a condition of their underlying purposes and are subject to fees competitively determined in the market place. The contract value and fair value of the letters of credit at May 30, 1999 was $1,645,000.

Note M - Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of accumulated other comprehensive income (loss) are as follows:

                                                                 Unrealized             Accumulated
                                           Foreign             Gains (Losses)              Other
                                          Currency         on Available for Sale       Comprehensive
                                           Items          Securities, Net of Tax       Income (Loss)
                                         ---------        -----------------------      -------------
Balances at May 26, 1996                 $  (96)                $ 2,346                   $ 2,250

Current period change - 1997                 80                  (1,733)                   (1,653)
                                         -------                -------                   -------

Balances at May 25, 1997                    (16)                    613                       597

Current period change - 1998               (338)                    237                      (101)
                                         -------                -------                   -------

Balances at May 31, 1998                   (354)                    850                       496

Current period change - 1999                194                  (1,358)                   (1,164)
                                         -------                -------                   -------

Balances at May 31, 1999                 $ (160)                $  (508)                  $  (668)
                                         =======                =======                   ========

The related tax effects allocated to each component of accumulated other comprehensive income (loss) are as follows:

                                         Before-Tax         Tax (Expense)      Net-of-Tax
                                          Amount             or Benefit          Amount
                                        -----------         ------------       ----------
Balance at May 26, 1996                  $ 3,814             $(1,564)           $ 2,250

Foreign currency translation
adjustments                                   80                  --                 80

Unrealized gains (losses) on
available for sale securities             (2,952)              1,219             (1,733)
                                         --------            --------           --------

Balance at May 25, 1997                      942                (345)               597

Foreign currency translation
adjustments                                 (338)                 --               (338)

Unrealized gains (losses) on
available for sale securities                338                (101)               237
                                         --------            --------           --------

Balance at May 31, 1998                      942                (446)               496

Foreign currency translation
adjustments                                  194                  --                194

Unrealized gains (losses) on
available for sale securities             (2,084)                726             (1,358)
                                         --------            --------           --------

Balance at May 30, 1999                  $  (948)            $   280            $  (668)
                                         ========            ========           ========

NOTE N - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for fiscal 1999 and 1998 are as follows:

(Dollars in Thousands, Except Per Share Amounts)

                                                                                                     Earnings Per:
                                                                                Net             ---------------------
                                           Net              Gross              Income             Basic       Diluted
                                           Sales            Margin             (Loss)             Share        Share
                                           -----            ------             ------             -----        -----
1999 Quarter Ended
  August 30, 1998                         $26,494           $9,781            $ 1,005            $ .08        $ .07
  November 29, 1998                        25,963            7,779             (1,449)            (.12)        (.12)
  February 28, 1999                        23,004            7,759                452              .04          .03
  May 30, 1999 (1)                         27,410            7,420             (7,037)            (.57)        (.57)

1998 Quarter Ended
  August 24, 1997                         $21,020           $8,048              $ 461            $ .04        $ .04
  November 23, 1997                        22,215            7,770                592              .05          .05
  February 22, 1998                        25,235            9,058                815              .06          .06
  May 31, 1998                             27,424           10,809                885              .07          .06

(1) During the quarterly period ended May 30, 1999, the Company recorded a $7,300,000 write-off of its investment in and advances to SMIS (See Note
     D), and recognized a $1,465,000 curtailment gain upon amendment to and planned termination of the Company's defined benefit pension plan (See Note
     G). In addition, due to declining sales, warranty issues and management's review of operations during fiscal 1999 at the Company's IGC-APD a $1,750,000 adjustment for inventory impairment was recorded during the quarter. Other adjustments and significant transactions which occurred during the quarterly period ended May 30, 1999 included a $300,000 gain upon sale of the Company's interest in AISA (See Note D) and $787,000 of additional restructuring charges incurred in the closure of the Company's Field Effects division (See Note C). The aggregate effect of these adjustments resulted in a pretax loss of $8,072,000 during the quarterly period ended May 30, 1999.

                                  2. Schedule

                       INTERMAGNETICS GENERAL CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                  (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------------
                        COL. A                COL. B                      COL. C                       COL. D              COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Additions
                                                           ------------------------------------
                                            Balance at       Charged to            Charged to
                                            Beginning         Costs and         Other Accounts-        Deductions-       Balance at
                     DESCRIPTION            of Period         Expenses              Describe            Describe       End of Period
------------------------------------------------------------------------------------------------------------------------------------
Year Ended May 30, 1999

Deducted from asset accounts:
  Allowance for doubtful accounts             $ 350              $ 206              119  (11)         $ 412   (3)           $ 401
                                                                                    138  (10)

  Reserve for inventory obsolescence          6,843              3,732            1,820  (10)         4,113   (5)           8,282

Included in liability accounts:
  Product warranty reserve                      996              2,152                                1,571   (1)           1,577
                                                                                                        265   (2)
  Contract adjustment reserve (4)               458                 70                                  227   (9)             301
  Upgrade Reserve (4)                            60                 40                                   60   (2)              40

Year Ended May 31, 1998

Deducted from asset accounts:
  Allowance for doubtful accounts             $ 302               $ 60             $ 88   (2)         $ 130   (3)           $ 350
                                                                                     30   (7)
  Reserve for inventory obsolescence          6,653              1,266               (9)  (6)         1,087   (5)           6,843
                                                                                     20   (7)
Included in liability accounts:
  Product warranty reserve                      911                664               70   (7)           649   (1)             996
  Contract adjustment reserve (4)               274                184                                                        458
  Upgrade Reserve (4)                            60                 60                                   60   (8)              60

Year Ended May 25, 1997

Deducted from asset accounts:
  Allowance for doubtful accounts             $ 169               $ 92              $ 2   (6)           $ 1   (3)           $ 302
                                                                                     40   (7)
  Reserve for inventory obsolescence          5,225              1,465                1   (6)            58   (5)           6,653
                                                                                     20   (7)
Included in liability accounts:
  Product warranty reserve                    1,100                724               29   (7)           942   (1)             911
  Contract adjustment reserve (4)               234                 81                                   41   (2)             274
  Upgrade Reserve (4)                             0                  8               60   (7)             8   (8)              60

(1)  Cost of warranty performed.
(2)  Adjustments from accruals.
(3)  Write-off uncollectible accounts.
(4) Classified in the Balance Sheet with other liabilities and accrued expenses.
(5)  Write-off or sale of obsolete inventory.
(6)  Foreign currency translation.
(7)  Balance at date of acquisition of subsidiary.
(8)  Cost of upgrade work performed.
(9)  Cost to finalize contracts.
(10) Restructuring charges.
(11) SMIS write-off.

                                  Exhibit Index


Page    Exhibit
----    -------
        10.1 Employment Agreement dated June 1, 1999 between Intermagnetics General Corporation and Glenn H. Epstein

        21         Subsidiaries of the Company

        23         Consent of Independent Auditors