Form 10-Q
period 1999-09-29
INTERMAGNETICS GENERAL CORP
filed 1999-10-13
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended August 29, 1999

                                       or

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

Common Stock, $.10 par value - 12,383,739 as of October 7, 1999.

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements:

         Consolidated Balance Sheets - August 29, 1999 and May 30, 1999..................................3

         Consolidated Statements of Operations - Three Months Ended August 29, 1999
           and August 30, 1998...........................................................................5

         Consolidated Statements of Cash Flows - Three Months Ended August 29, 1999
         and August 30, 1998.............................................................................6

         Notes to Consolidated Financial Statements......................................................7

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................................................12

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................17


PART II - OTHER INFORMATION.............................................................................18


SIGNATURES..............................................................................................19


CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                          August 29,        May 30,
                                                                             1999            1999
                                                                          --------         --------
ASSETS
CURRENT ASSETS
  Cash and short-term investments                                         $  7,520         $  2,283
  Trade accounts receivable, less allowance
    (August 29,1999 - $401; May 30, 1999 - $401)                            18,161           22,275
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                        2,163            1,788
  Inventories:
    Finished products                                                        1,425            1,106
    Work in process                                                         12,939           15,725
    Materials and supplies                                                  10,630            9,748
                                                                          --------         --------
                                                                            24,994           26,579
  Income tax refund receivable                                                                1,717
  Deferred income taxes                                                      4,069            4,069
  Prepaid expenses and other                                                 2,663            2,020
                                                                          --------         --------
    TOTAL CURRENT ASSETS                                                    59,570           60,731

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                      1,479            1,479
  Buildings and improvements                                                16,639           16,639
  Machinery and equipment                                                   38,669           38,500
  Leasehold improvements                                                       649              649
                                                                          --------         --------
                                                                            57,436           57,267
  Less allowances for depreciation and amortization                         33,830           33,090
                                                                          --------         --------
                                                                            23,606           24,177
  Equipment in process of construction                                       2,169            1,798
                                                                          --------         --------
                                                                            25,775           25,975

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                              1,425            1,366
  Other investments                                                          5,904            5,904
  Investment in affiliate                                                    3,698            3,736
  Excess of cost over net assets acquired, less accumulated
    amortization (August 29, 1999- $2,855; May 30, 1999 - $2,514)           17,277           17,618
  Other intangibles                                                          8,750            8,750
  Other assets                                                               1,325            1,378
                                                                          --------         --------

    TOTAL ASSETS                                                          $123,724         $125,458
                                                                          ========         ========

                                                                                 August 29,           May 30,
                                                                                    1999               1999
                                                                                 ---------          ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                              $     317          $     317
  Borrowings under line of credit                                                                       4,850
  Accounts payable                                                                   5,593              5,641
  Salaries, wages and related items                                                  3,724              3,396
  Customer advances and deposits                                                     2,244              2,065
  Product warranty reserve                                                           1,777              1,577
  Accrued income taxes                                                               1,049
  Accrued termination payment                                                        4,750              4,750
  Accrual for affiliate financial guarantee                                          1,964              2,000
  Other liabilities and accrued expenses                                             1,996              1,746
                                                                                 ---------          ---------
    TOTAL CURRENT  LIABILITIES                                                      23,414             26,342

LONG-TERM DEBT, less current portion                                                26,577             26,631
DEFERRED INCOME TAXES                                                                  312                312

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - 69,992 shares                                           6,999              6,999
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      August 29, 1999 - 13,544,497 shares
      May 31, 1999 - 13,522,900 shares                                               1,354              1,352
  Additional paid-in capital                                                        82,333             82,175
  Accumulated deficit                                                               (6,862)            (8,061)
  Accumulated other comprehensive loss                                                (779)              (668)
                                                                                 ---------          ---------
                                                                                    83,045             81,797
  Less cost of Common Stock in treasury
    (August 29, 1999 - 1,161,690 shares; May 30, 1999 - 1,161,690 shares)           (9,624)            (9,624)
                                                                                 ---------          ---------
                                                                                    73,421             72,173
                                                                                 ---------          ---------



    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 123,724          $ 125,458
                                                                                 =========          =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                             Three Months Ended
                                                        ---------------------------
                                                        August 29,        August 30,
                                                          1999               1998
                                                        --------          --------
Net sales                                               $ 26,838          $ 26,494
Cost of products sold                                     17,028            16,713
                                                        --------          --------

Gross margin                                               9,810             9,781

Product research and development                           1,587             1,838
Marketing, general and administrative                      5,381             5,471
Amortization of intangible assets                            341               355
                                                        --------          --------
                                                           7,309             7,664
                                                        --------          --------

Operating income                                           2,501             2,117
Interest and other income                                    284               372
Interest and other expense                                  (606)             (527)
Equity in net loss of unconsolidated affiliates              (38)             (230)
                                                        --------          --------
  Income before income taxes                               2,141             1,732
Provision for income taxes                                   942               727
                                                        --------          --------

NET INCOME                                              $  1,199          $  1,005
                                                        ========          ========

Earnings per Common Share:
  Basic                                                 $   0.10          $   0.08
                                                        ========          ========
  Diluted                                               $   0.09          $   0.07
                                                        ========          ========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)

                                                                                       Three Months Ended
                                                                                  ---------------------------
                                                                                  August 29,        August 30,
                                                                                    1999               1998
                                                                                  --------           --------
OPERATING ACTIVITIES
Net income                                                                        $  1,199           $  1,005
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                    1,353              1,464
    Equity in net loss of unconsolidated affiliates                                     38                230
    Non-cash loss on disposal of assets                                                150
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                     3,739             (4,450)
      Decrease in inventories and prepaid expenses and other                         2,659              1,823
      (Decrease) increase in accounts payable and accrued expenses                   1,922             (1,539)
      Change in foreign currency translation adjustments                              (170)               207
                                                                                  --------           --------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              10,890             (1,260)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                            (909)            (1,020)

                                                                                  --------           --------
    NET CASH USED IN INVESTING ACTIVITIES                                             (909)            (1,020)

FINANCING ACTIVITIES
Net proceeds from (repayments of) short term borrowings                             (4,850)             5,000
Purchase of Treasury Stock                                                                             (3,037)
Proceeds from sales of Common Stock                                                    160                201
Principal payments on note payable and long-term debt                                  (54)               (49)
                                                                                  --------           --------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             (4,744)             2,115
                                                                                  --------           --------

INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                               5,237               (165)

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                               2,283              2,993
                                                                                  --------           --------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                  $  7,520           $  2,828
                                                                                  ========           ========


See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at August 29, 1999 and the results of operations and cash flows for the three-month periods ended August 29, 1999 and August 30, 1998. The results for the three months ended August 29, 1999 are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements for the year ended May 30, 1999, filed on Form 10-K on August 30, 1999.

Note B - Earnings Per Share

A summary of the shares used in the calculation of earnings per share is shown below:

(Dollars in Thousands, Except Per Share Amounts)

                                                                                   Three Months Ended
                                                            -------------------------------------------------------------
                                                                    August 29, 1999                   August 30, 1998
                                                            ----------------------------  -------------------------------

  Income available to common stockholders                                        $ 1,199                        $ 1,005

  Weighted average shares                                                     12,377,143                     12,616,387

  Plus incremental shares from assumed conversions:
          Convertible preferred stock                           1,204,925                       992,554
          Stock options                                            97,999                       199,183
                                                            -------------                 -------------

  Dilutive potential common shares                                             1,302,924                      1,191,737
                                                                           -------------                  -------------

  Adjusted weighted average shares                                            13,680,067                     13,808,124
                                                                           =============                  =============

  Earnings per common share:
          Basic                                                                   $ 0.10                         $ 0.08
                                                                           =============                  =============
          Diluted                                                                 $ 0.09                         $ 0.07
                                                                           =============                  =============

         Diluted shares include the potential dilutive effect of outstanding convertible preferred stock and stock options. Shares issuable upon exercise of warrants and conversion of convertible subordinated debentures have been excluded from the calculation as their effect would be antidilutive.

Note C - Comprehensive Income

         Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income or loss be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement also requires that an entity classify items of other comprehensive income or loss by their nature in financial statements.

         The Company's total comprehensive earnings were as follows:

         (Dollars in Thousands)
                                                      Three Months Ended
                                              ---------------------------------
                                              August 29, 1999   August 30, 1998
                                              ---------------   ---------------

Net income                                       $ 1,199           $ 1,005

Other comprehensive income:

   Unrealized gain (loss) on available-for-
      sale securities, net of related taxes           59              (933)

   Foreign currency translation                     (170)              207
                                                 -------           -------

         Total comprehensive income              $ 1,088           $   279
                                                 =======           =======

Note D - New Accounting Pronouncements

         During the quarter ended August 29, 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. The adoption of SOP 98-1 did not have a material effect on the Company's consolidated financial statements.

         In June, 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 has subsequently been amended by SFAS No. 137, issued in June, 1999, which delays the effective date for implementation of SFAS No. 133 until fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of SFAS 133 on the Company's consolidated financial statements.

Note E - Segment Information

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

         Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                   Three Months Ended
                                    ---------------------------------------------------------------------------------
(Dollars in Thousands)                                              August 29, 1999
                                    ---------------------------------------------------------------------------------
                                                          Superconducting
                                    Electromagnetics         Materials          Refrigeration            Total
                                    ------------------   ------------------   ------------------   ------------------
Total segment sales                       $   15,473           $    5,401           $    9,383           $   30,257

Intersegment net sales                                             (2,893)                (526)              (3,419)
                                    ------------------   ------------------   ------------------   ------------------

Net sales
   to external customers                      15,473                2,508                8,857               26,838

Segment operating income (loss)                1,543                  898                 (180)               2,261

Total assets                              $   78,137           $   13,435           $   32,152           $  123,724


                                                                   Three Months Ended
                                    ---------------------------------------------------------------------------------
                                                                    August 30, 1998
                                    ---------------------------------------------------------------------------------
                                                            Superconducting
                                    Electromagnetics         Materials          Refrigeration            Total
                                    ------------------   ------------------   ------------------   ------------------

Total segment sales                       $   15,287           $    3,930           $    9,020           $   28,237

Intersegment net sales                                             (1,109)                (634)              (1,743)
                                    ------------------   ------------------   ------------------   ------------------

Net sales
   to external customers                      15,287                2,821                8,386               26,494

Segment operating income (loss)                2,733                  326                 (303)               2,756

Total assets                              $   78,596           $   13,872           $   35,838           $  128,306



The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:

                                                                  Three Months Ended
                                                      ------------------------------------------
(Dollars in Thousands)                                 August 29, 1999        August 30, 1998
                                                      -------------------    -------------------

Reconciliation of income before income taxes:

Total operating income from reportable segments          $    2,261               $    2,756

Net intersegment adjustments and eliminations                   240                     (639)
                                                         ----------               ----------

Operating income                                              2,501                    2,117

Unallocated amounts:
     Interest and other income                                  284                      372

     Interest and other expense                                (606)                    (527)

     Equity in net loss of unconsolidated affiliates            (38)                    (230)
                                                         ----------               ----------

Income before income taxes                               $    2,141               $    1,732
                                                         ==========               ==========


Note F - Restructuring

         As of May 30, 1999, the Company had remaining liabilities of $709,000 from the closure of its Field Effects division. During the quarter ended August 29, 1999, the Company made a total of $45,000 in payments on these liabilities, as follows:


(Dollars in Thousands)
                                    Balances as of                         Balances as of
                                     May 30, 1999         Payments        August 29, 1999
                                    --------------     ---------------    ---------------
Lease obligation                             $ 405              $ (45)              $ 360
Product liability                              304                                    304
                                    ==============     ===============    ===============
Totals                                       $ 709              $ (45)              $ 664
                                    ==============     ===============    ===============

INTERMAGNETICS GENERAL CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report that are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors that could cause the Company's actual results for fiscal 2000 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth herein, as well as other assumptions, risks, uncertainties and factors disclosed elsewhere in this report and in the Company's press releases, shareholders' reports and filings with the Securities and Exchange Commission, particularly the most recent annual report on Form 10-K, including but not limited to the Company's ability to successfully increase its production capacity for MRI magnets and expand product sales from, and continue manufacturing improvements at, IGC-APD as well as continued strength and expansion in its core wire and MRI magnet markets.

         Information for the prior fiscal year has been restated to conform to the current year's presentation to show the separation of Superconducting Materials from Electromagnetic Products (formerly Magnetic Products). The Segment Discussion reflects results before intersegment eliminations.

Consolidated

         During the first quarter of fiscal 2000, net sales were modestly higher than the first quarter of fiscal 1999, due to increased sales in the Refrigeration and Electromagnetics Segments, which were somewhat offset by lower sales of Superconducting Materials. Gross margin rates declined slightly due to a less favorable product mix and continued reductions in selling prices.

         Internal research and development expenses were 14% lower in the current quarter compared to the first quarter of fiscal 1999, almost all of which was due to the termination of the Field Effects division in November 1998. Marketing, general and administrative expenses decreased slightly due mainly to reductions in the Refrigeration Segment and the closing of Field Effects.

         Operating income increased 18% in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999, principally due to the previously mentioned reduction in research and development expenses, as well as reductions in operating expenses which were the result of the termination of the Field Effects division and other cost reduction programs.

Segment Discussion

         Electromagnetics Segment - Net sales in this segment increased approximately 1% in the first quarter of fiscal 2000 compared to the same period in fiscal 1999 but, due to continued declines in selling prices and an unfavorable sales mix, gross margin declined approximately 23%. Operating income was lower in the current quarter due to the gross margin decline, which was somewhat offset by the favorable elimination of operating expenses of the Field Effects division.

         Superconducting Materials Segment - Net sales in this segment increased 37% in the first quarter of fiscal 2000 due to increased demand, in particular, intersegment demand. Sales to external customers declined by about 11%. This, plus favorable cost experience on a completed contract, led to a substantial increase in gross margin. Because of this and only a moderate increase in operating expenses, operating income increased approximately 175% in the current quarter compared to the same quarter in fiscal 1999.

         Refrigeration Segment - Net sales increased by about 4% (sales to external customers increased by about 6%) during the quarter, producing slightly higher gross margin. Substantially reduced selling, general and administrative expenses (which were somewhat moderated by higher product research and development) resulted in a 41% decline in the segment's operating loss.


Year 2000 Issues

         The transition to the Year 2000 could potentially affect any computer system or software application that uses date data. The "Year 2000 Problem" (sometimes called the "Year 2000 bug" or "millennium bug") refers to the fact that some computer systems store the year portion of dates in two-digit form identifying 1999 as "99," for example.

State of Readiness:

         The Company recognizes the importance of providing customers with products that will continue to function correctly during the year 2000 and beyond. The Company continues to assess the potential impact of the year 2000 on its internal business systems, products, and operations. The Company's year 2000 initiatives include testing and upgrading significant information technology systems and facilities; testing and developing upgrades; contacting key vendors to determine their year 2000 compliance status;

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

2. Computer Systems. The Company has completed the evaluation of all desktop and server systems for the existence of year 2000 problems using commercial evaluation software. The majority of our non-compliant desktop and server systems have been replaced or upgraded to become year 2000 compliant. The small number of remaining non-compliant desktop and server systems will be corrected and tested before the end of November, 1999.

3. Business Software. The Company's assessment and remediation plan has identified that several of the present business systems are not year 2000 compliant. The Company has had an ongoing project to install an enterprise-wide resource planning ("ERP") system designed to integrate all business entities. This project began in 1996. Three of the Company's business units have implemented the year 2000 compliant ERP system, and a fourth business unit is expected to be implemented by the end of October, 1999. The remaining business units have rendered their existing business systems year 2000 compliant and will be implementing the ERP system late in fiscal 2000.

4. Non-Information Technology Systems. Non-information technology systems include facilities and communications systems such as HVAC, telephone, voice-mail, and security systems, as well as machine tools and controls used in the manufacturing process. The Company has completed its evaluation of these systems and has developed replacement or upgrade plans to correct the problems incurred. Non-compliant phone and voice-mail systems at two locations will be replaced by the end of October, 1999.

5. Business Partners. The Company is in the process of identifying and assessing the year 2000 readiness of key vendors that are believed to be significant to the Company's business operations. Beginning in 1998, the Company requested year 2000 readiness information from all its vendors. The Company is now in the process of following up with key vendors.

         As part of this effort, the Company has distributed questionnaires relating to year 2000 compliance to its significant vendors. In addition, the Company has begun to follow-up and monitor the year 2000 compliance progress of significant vendors that indicate that they are not year 2000 compliant. The Company has completed the majority of its assessment of third-party risk and will continue to monitor the year 2000 compliance status of our critical vendors.

Costs:

         The Company estimates that the total cost of its assessment and remediation plan will amount to approximately $2.2 million, which is being funded through operating cash flows. Included in this amount is approximately $2 million for the replacement of the business systems described above, which is being capitalized because its purchase and implementation was primarily related to increases in system functionality. Approximately $1.9 million of the expected total cost has been expended to date.

Contingency Plans:

         The Company is developing contingency plans that will allow its primary business operations to continue despite disruptions due to year 2000 problems. These plans may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems, facilities, products, and significant vendors, it will modify and adjust its contingency plans as may be required.

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

Liquidity and Capital Commitments

         During the first quarter of fiscal 2000, the Company generated cash of $10,890,000 from operating activities. This was accomplished through higher earnings, substantial improvements in accounts receivable and inventories and the collection of more than $1 million in tax refunds. The cash generated was principally used to purchase $909,000 of machinery and equipment, repay short-term bank borrowings of $4,850,000 and increase cash.

         The Company's capital resource commitments as of August 29, 1999 consist principally of capital equipment commitments of approximately $1,600,000, a loan guarantee of approximately $2,000,000 and $4,750,000 due before March 31, 2000 for the purchase of rights from the Company's former European joint venture. The Company has an unsecured line of credit of $25,000,000 which expires in November, 2000, of which none was in use on August 29, 1999. The Company believes that it will have sufficient working capital to meet its needs for the foreseeable future. However, pursuit of large-scale applications in superconductivity and new refrigerants may require the Company to seek additional financing in future years.

ITEM 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk through derivative financial instruments and other financial instruments, such as investments in short-term marketable securities and long-term debt, is not material. The financial instruments of the Company that are interest rate dependent are revenue bonds issued in connection with the acquisition of certain land, building and equipment, an unsecured line of credit and a mortgage payable. The Company manages interest rates through various methods within contracts. For the revenue bonds, the Company negotiated variable rates with the option to set fixed rates. On its mortgage payable, the Company negotiated an "interest rate swap" agreement that, in effect, fixes the rate at 6.88%. With respect to its unsecured line of credit, the Company may elect to apply interest rates to borrowings under the line which relate to either the London Interbank Offered Rate or prime, whichever is most favorable. The Company's objective in managing its exposure to changes in interest rates is to limit the impact of changing rates on earnings and cash flow and to lower its borrowing costs.

         The Company does not believe that its exposure to commodity and foreign exchange risk are material.

PART II:  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None filed during the quarter ended August 29, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTERMAGNETICS GENERAL CORPORATION



Dated: October 13, 1999               By: /s/Glenn H. Epstein
                                          -------------------------------------
                                          Glenn H. Epstein
                                          President and Chief Executive Officer



Dated: October 13, 1999               By: /s/Michael C. Zeigler
                                          -------------------------------------
                                          Michael C. Zeigler
                                          Senior Vice President, Finance