Form 10-K/A
period 1999-05-30
INTERMAGNETICS GENERAL CORP
filed 1999-11-16
CIK 351012

CONFIDENTIAL


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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


                                                        (Dollars in Thousands Except Per Share Amounts)
                                     ---------------- ----------------- ---------------- ----------------- ---------------
For the Fiscal Year Ended               May 30, 1999      May 31, 1998     May 25, 1997      May 26, 1996    May 28, 1995
                                        ------------      ------------     ------------      ------------    ------------
Net sales                                   $102,871           $95,894          $87,052           $88,467         $83,877
Gross Margin                                  32,739            35,685           26,200            22,279          23,703


Income (loss) before
  income taxes                                (8,241)            4,744            4,035             6,882           6,512
Net income (loss)                             (7,029)            2,753            2,615             4,427           4,007

Per common share - diluted                     (0.57)             0.21             0.20              0.35            0.33




At End of Fiscal Year                           1999              1998             1997              1996            1995
                                                ----              ----             ----              ----            ----

Working capital                              $34,389          $45, 493          $49,346           $53,642         $52,655
Total assets                                 125,458           127,776          115,889           112,397         103,706
Long-term debt
 (net of current maturities)                  26,631            28,833           29,105            29,364          39,807
Accumulated deficit                           (8,061)           (1,081)          (1,643)           (1,727)         (2,495)
Shareholders' equity                          72,173            83,801           73,087            67,296          53,305

------
(a) Income (loss) per common share - diluted has been computed during each period based on the weighted average number of shares of Common Stock outstanding plus dilutive potential common shares (where applicable).

(b) The Company did not pay a cash dividend on its Common Stock during any of the periods indicated.

(c) Net income (loss) per common share - diluted has been restated to give effect to the 2% stock dividend distributed in September 1998, September, 1997 and August, 1996 and the 3% stock dividend distributed in June, 1995.

(d) Prior years have been reclassified to conform to current years presentation.

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

         The statements contained in this annual report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results for fiscal 2000 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth herein, as well as other assumptions, risks, uncertainties and factors disclosed elsewhere in this report and in the Company's press releases, shareholders' reports and filings with the Securities and Exchange Commission.

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

         During the Company's fiscal 1999, SMIS experienced cash flow problems and continued operating losses as a result of its inability to achieve the anticipated improvements in its business plan, including new product orders, improved manufacturing results and cost reductions. In March, 1999, it was determined by SMIS management that additional funds would be required to sustain operations based on projected cash flows and the deterioration in its backlog. Based on the Company's evaluation of SMIS' past performance and projections for future results it was determined by Intermagnetics' management in the fourth quarter of fiscal 1999 that it would not provide additional funding to SMIS. Subsequent to the close of the Company's fiscal year, SMIS agreed in principle to sell the majority of its business at a price that will not result in any return to its shareholders. Accordingly, the Company recorded a impairment charge of $7.3 million to write off its investment in and advances to SMIS, consisting of ordinary and redeemable preference shares in the amount of $2,337,000 and notes receivable in the amount of $2,924,000, and to provide for the estimated $2 million that will be required to settle third-party debt of SMIS guaranteed by the Company.

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

         In May, 1997, the Company entered into a distributorship agreement with Sumitomo Corporation of America to market FRIGC-FR12 refrigerant in the Asia-Pacific market. In June, 1997, the Company entered into a Warrant Agreement with Sumitomo under which Sumitomo could purchase up to 1,200,000 shares of Common Stock. Sumitomo paid $120,000 for the rights to the warrants. The Company issued an initial warrant to purchase 500,000 shares at $12.50 per share. In connection with the initial Warrant, the Company incurred a non-cash charge of $600,000 in fiscal 1998. The Warrant expired unexercised in November 1998.

         In December, 1998, Pennzoil Products Company announced that it was merging with Quaker State and, as a consequence, was discontinuing the distribution of FRIGC refrigerants to concentrate on its core businesses. Pennzoil turned over to the Company its FRIGC related mobile air-conditioning refrigerant business and the Company repurchased Pennzoil's FRIGC refrigerant inventory. The Company is servicing the former Pennzoil customers through direct sales and wholesale distributors.

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

         Superconducting Materials Segment. This segment consists of the design, development, manufacture and sale of Superconducting wire and cable. Superconducting Material sales increased 9.2% in fiscal 1999 compared to an increase of 4.0% in fiscal 1998; these increases were principally due to substantially higher superconducting material sales to a major customer who had previously decided not to renew a long-term supply agreement. Gross margins in this segment increased in fiscal 1999 and fiscal 1998 due mainly to increased sales. Operating profit has increased for the past two years due to increased sales and improved cost controls.

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

Contingency Plans:

         The Company is performing year 2000 risk assessments for all its critical suppliers to ensure the uninterrupted flow of goods and services into the year 2000. As part of risk mitigation, the Company is developing contingency plans that will allow its primary business operations to continue despite disruptions due to year 2000 problems. These plans include identifying and securing alternate suppliers, increasing inventories, and modifying production facilities and schedules. The Company expects to complete the year 2000 risk assessment of all critical suppliers and to implement contingency plans, where deemed appropriate, by the end of September 1999.

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

         During the year ended May 31, 1998, SMIS obtained line of credit financing in the amount of 2,500,000 Pounds ($4,025,000) as of May 30, 1999. The Company has guaranteed (by issuing a letter of credit) repayment of one half of the outstanding balance, up to 1,250,000 Pounds, approximately $2,000,000, as of May 30, 1999 in the event of default by SMIS. The Company has included the expected cost of honoring this guarantee in the amount written off associated with the impairment loss recorded on investment in and advances to SMIS.

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

         The Company has an unsecured line of credit of $25,000,000, which expires in November 2000, of which $4,850,000 was in use at May 30, 1999 and none at May 31, 1998. The Company may elect to apply interest rates to borrowings under the line which relate to either the London Interbank Offered Rate (LIBOR) or prime, whichever is the most favorable. The weighted average interest rate with respect to borrowings at May 30, 1999 was 5.4134%. The line of credit agreement provides for various covenants, including requirements that the Company maintain specified financial ratios. The Company was not in compliance with its minimum tangible net worth and interest coverage ratios for the fiscal year ended May 30, 1999. The Company has received a waiver dated August 30, 1999 from the financial institutions related specifically to these events of default as of May 30, 1999 and a commitment from the financial institutions to amend the aforementioned financial ratios. The Company has issued letters of credit in the amount of 1,250,000 pounds (approximately $2,000,000 at May 30, 1999) in support of guarantees of indebtedness for SMIS and $1,645,000 to guarantee the performance of a contract.

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
                           Medical Systems Nederlands B.V. and Intermagnetics
                           General Corporation for sales of magnet systems
                           (Exhibit 10.7)

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

# Filed with the Annual Report on Form 10-K/A for the fiscal year ended May 30, 1999.

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

                                      INTERMAGNETICS GENERAL CORPORATION


Date: November 9, 1999                By:  /s/ Glenn H. Epstein
                                           -------------------------------
                                           Glenn H. Epstein
                                           President and Chief Executive Officer


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

Name                                        Capacity                                    Date
----                                        --------                                    ----
/s/ Glenn H. Epstein                        President and                               November 16, 1999
---------------------------
Glenn H. Epstein                            Chief Executive Officer
                                            (principal executive
                                            officer) and Director


/s/ Michael C. Zeigler                      Senior Vice President-                      November 16, 1999
---------------------------
Michael C. Zeigler                          Finance; Chief Financial
                                            Officer (principal financial
                                            and accounting officer)


/s/ Carl H. Rosner                          Chairman of the Board                       November 16, 1999
---------------------------
Carl H. Rosner                              of Directors


/s/ Joseph C. Abeles                        Director                                    November 16, 1999
---------------------------
Joseph C. Abeles


/s/ John M. Albertine                       Director                                    November 16, 1999
---------------------------
John M. Albertine


/s/ Edward E. David, Jr.                    Director                                    November 16, 1999
---------------------------
Edward E. David, Jr.


/s/ James S. Hyde                           Director                                    November 16, 1999
---------------------------
James S. Hyde

/s/ Thomas L. Kempner                       Director                                    November 16, 1999
---------------------------
Thomas L. Kempner


/s/ Stuart A. Shikiar                       Director                                    November 16, 1999
---------------------------
Stuart A. Shikiar


/s/ Sheldon Weinig
---------------------------                 Director                                    November 16, 1999
Sheldon Weinig

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


                                              /s/ KPMG LLP
                                              ----------------------------------


Albany, New York
July 16, 1999, except as to Note E
  which is as of August 30, 1999.

CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                                      May 30,       May 31,
                                                                                       1999          1998
                                                                                    ---------     ---------
ASSETS
CURRENT ASSETS
  Cash and short-term investments                                                    $ 2,283       $ 2,993
  Trade accounts receivable, less allowance
    (1999 - $401; 1998 - $350)                                                        22,275        14,802
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                                  1,788         4,660
  Inventories:
    Finished products                                                                  1,106         1,045
    Work in process                                                                   15,725        18,313
    Materials and supplies                                                             9,748        13,491
                                                                                   ---------     ---------
                                                                                      26,579        32,849
  Income tax refund receivable                                                         1,717
  Deferred income taxes                                                                4,069         3,583
  Prepaid expenses and other                                                           2,020         1,423
                                                                                   ---------     ---------
    TOTAL CURRENT ASSETS                                                              60,731        60,310

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                                1,479         1,479
  Buildings and improvements                                                          16,639        16,604
  Machinery and equipment                                                             38,500        39,421
  Leasehold improvements                                                                 649           649
                                                                                   ---------     ---------
                                                                                      57,267        58,153
  Less allowances for depreciation and amortization                                   33,090        32,445
                                                                                   ---------     ---------
                                                                                      24,177        25,708
  Equipment in process of construction                                                 1,798         2,231
                                                                                   ---------     ---------
                                                                                      25,975        27,939

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                                        1,366         3,450
  Other investments                                                                    5,904         5,178
  Investment in affiliate                                                              3,736         7,564
  Notes receivable from affiliate                                                                    2,476
  Excess of cost over net assets acquired, less
    accumulated amortization (1999 - $2,514; 1998 - $1,166)                           17,618        18,966
  Other intangibles                                                                    8,750
  Other assets                                                                         1,378         1,893
                                                                                   ---------     ---------

    TOTAL ASSETS                                                                    $125,458      $127,776
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
                                                                                      ========           =======          =======

SUPPLEMENTAL  SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Exchange of Common Stock in partial payment of exercise
  price on options                                                                       $ 623             $ 226            $ 185
                                                                                      ========           =======          =======

Tax benefit from exercise of stock options                                               $ 185             $ 177            $ 412
                                                                                      ========           =======          =======

Issuance of Common Stock, Preferred Stock, and Treasury Stock
  for acquisitions                                                                                       $ 9,749          $ 7,174
                                                                                                         =======          =======

Accrual of termination payment                                                        $  4,750
                                                                                      ========

Issuance of Treasury Stock for purchase of inventory                                                     $   870
                                                                                                         =======

Stock dividends                                                                                          $ 2,191          $ 2,531
                                                                                                         =======          =======

                                       42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INTERMAGNETICS GENERAL CORPORATION

NOTE A - ACCOUNTING POLICIES

Description of Business:

Intermagnetics General Corporation (the "Company") operates in three reportable operating segments: Electromagnetics, Superconducting Materials and Refrigeration. The Electromagnetics segment consists primarily of the manufacture and sale of magnets and radio frequency coils and the Superconducting Materials segment consists primarily of the manufacture and sale of superconducting wire and cable, all of which are used mainly in Magnetic Resonance Imaging ("MRI") for medical diagnostics. The majority of the Company's sales in these two segments are to US and European customers. The Refrigeration segment consists of refrigeration equipment produced by two subsidiaries, IGC-APD Cryogenics, Inc. (IGC-APD) and IGC-Polycold Systems Inc., (IGC-Polycold) and refrigerants which are sold by another subsidiary, InterCool Energy Corporation (ICE). Refrigeration equipment is used in the vacuum deposition industry, the semiconductor manufacturing process, MRI, and in a variety of research applications. Refrigerants consist of a family of environmentally friendly refrigerants designed to replace recently banned CFC refrigerants. Sales of this segment are primarily to US, Asian and European customers. The Company operates on a 52/53 week fiscal year ending the last Sunday during the month of May. See Note K for further discussion regarding segment and related information.

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

Derivative Financial Instruments:

The Company enters into interest rate hedge agreements which involve the exchange of fixed and floating rate interest payments periodically over the life of the agreement, without the exchange of underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense.

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

(Dollars in Thousands)

Inventory write-down included in cost of products sold                    $1,820

Restructuring charges:
      Write-down of equipment to net realizable value        $ 1,267
      Write-off of accounts receivable and other assets          375       1,642
                                                                ----

Liabilities for:
      Severance and lease obligations                            751
      Other                                                      526       1,277
                                                                ----     -------
                                                                           2,919
                                                                         -------
   Total                                                                 $ 4,739
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

The Company made a total of $568,000 in payments on liabilities recorded in the restructuring, as follows:

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

As a result of SMIS' inability to achieve the anticipated improvements in its business plan, including new product orders, improved manufacturing results and cost reductions, SMIS continued operating at a loss in 1999. In March, 1999, it was determined by SMIS management that additional funds would be required to sustain operations based on projected cash flows and the deterioration in its backlog. Based on the Company's evaluation of SMIS' past performance and projections for future results it was determined by Intermagnetics' management in the fourth quarter of fiscal 1999 that it would not provide additional funding to SMIS. Additionally, during July 1999, SMIS management agreed in principle to sell the majority of its operations at a price that will not result in any return to its shareholders. Accordingly, the Company has written off its remaining investment in and advances to SMIS and has provided for the estimated amount which it will be required to pay as a result of the financial guarantee discussed above. The total amount written off was $7,300,000, consisting of the write off of the ordinary and redeemable preference shares in the amount of $2,337,000, notes receivable in the amount of $2,924,000 and the accrual of approximately $2,000,000 related to the financial guarantee. The write off is shown as "Write off of investment in unconsolidated affiliate" in the accompanying consolidated statement of operations.


NOTE E - NOTES PAYABLE AND LONG-TERM DEBT

The Company has an unsecured line of credit of $25,000,000, which expires in November 2000, of which $4,850,000 was in use at May 30, 1999 and none at May 31, 1998. The Company may elect to apply interest rates to borrowings under the line which relate to either the London Interbank Offered Rate (LIBOR) or prime, whichever is the most favorable. The weighted average interest rate with respect to borrowings at May 30, 1999 was 5.4134%. The line of credit agreement provides for various covenants, including requirements that the Company maintain specified financial ratios. The Company was not in compliance with its minimum tangible net worth and interest coverage ratios for the fiscal year ended May 30, 1999. The Company has received a waiver dated August 30, 1999 from the financial institutions related specifically to these events of default as of May 30, 1999 and a commitment from the financial institutions to amend the aforementioned financial ratios. The Company has issued letters of credit in the amount of 1,250,000 pounds (approximately $2,000,000 at May 30, 1999) in support of guarantees of indebtedness for SMIS and $1,645,000 to guarantee the performance of a contract.

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

In February 1999, the Company paid $1,550,000 for the early retirement of Convertible Subordinated Debentures with a carrying value of $1,860,000. As a result of the early retirement of debt, the Company recognized a gain of approximately $275,000 in fiscal 1999.

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
                               =========     =========         =======       =======          =======       =======

The weighted average fair value of each option granted under the 1990 Stock Option Plan during fiscal 1999, 1998 and 1997 was $3.808, $5.446 and $6.550, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes Model with the following weighted average assumptions. The risk-free interest rates for fiscal 1999, 1998 and 1997 were 5.1%, 5.9% and 6.3%, respectively. The expected volatility of the market price of the Company's Common Stock for fiscal 1999, 1998 and 1997 grants was 51.3%, 55.3% and 58.4%, respectively. The expected average term of the granted options for fiscal 1999, 1998 and 1997 was 6.6 years, 5.9 years and 6.4 years, respectively. There was no expected dividend yield for the options granted for fiscal 1999, 1998 and 1997.

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

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at May 30, 1999 and May 31, 1998:

                                                                                        Fiscal year ended
                                                                                        -----------------
                                                                               May 30, 1999            May 31, 1998
                                                                             ----------------        --------------
Change in benefit obligation during year:
  Benefit obligation at beginning of year                                          $9,399                  $7,065
  Service cost                                                                        393                     590
  Interest cost                                                                       645                     571
  Benefit payments                                                                   (221)                   (221)
  Administrative expenses                                                             (98)                    (78)
  Actuarial (gain) or loss                                                           (507)                    845
  Plan amendments                                                                                             627
  Curtailments                                                                     (1,465)
                                                                                  -------                 -------
  Benefit obligation at end of year                                                $8,146                  $9,399
                                                                                  =======                 =======

Change in plan assets during year:
  Fair value of plan assets at beginning of year                                   $9,583                  $7,114
  Employer contributions                                                                                      398
  Benefit payments                                                                   (221)                   (221)
  Administrative expenses                                                             (98)                    (78)
  Actual return on plan assets                                                      1,692                   2,370
                                                                                  -------                 -------
  Fair value of plan assets at end of year                                        $10,956                  $9,583
                                                                                  =======                 =======

Reconciliation of funded status at end of year:
  Funded status                                                                    $2,810                  $  184
  Unrecognized net transition obligation                                               22                      28
  Unrecognized prior service cost                                                     598                     649
  Unrecognized net gain                                                            (2,895)                 (1,454)
                                                                                  -------                 -------
  Net amount recognized                                                            $  535                  $ (593)
                                                                                  =======                 =======

Amounts recognized in the consolidated balance sheet at end of year:
  Prepaid benefit cost                                                             $  535
  Accrued benefit liability                                                                                $ (593)
                                                                                  -------                 -------
  Net amount recognized                                                            $  535                  $ (593)
                                                                                  =======                 =======
Net periodic benefit cost recognized for year
  Service cost                                                                     $  392                  $  590
  Interest cost                                                                       645                     571
  Expected return on plan assets                                                     (752)                   (577)
  Amortization of net transition obligation                                             6                       6
  Amortization of prior service cost                                                   51                      51
  Amortization of net gain                                                           (6)
                                                                                  -------                 -------
  Net periodic benefit cost                                                        $  336                  $  641
                                                                                  =======                 =======
Additional amounts recognized for year
  Curtailment gain                                                              $(1,465)
Weighted-average assumptions for year
  Discount rate                                                                      7.00%                   7.50%
  Rate of compensation increases                                                     4.50%                   4.50%
  Expected long-term rate of return on plan assets                                   8.00%                   8.00%

Weighted-average assumptions at end of year
  Discount rate                                                                      7.50%                   7.00%
  Rate of compensation increases                                                     4.50%                   4.50%

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


NOTE I - PER SHARE INFORMATION

The following table provides calculations of basic and diluted earnings per share:

(Dollars in Thousands, Except Per Share Amounts)

                                                                          Fiscal Year Ended
                                                   --------------------------------------------------------------
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

Summarized financial information concerning the Company's reportable segments is shown in the following table:




(Dollars in Thousands)                                                        Fiscal Year Ended
                                         -----------------------------------------------------------------------------------------
                                                                              May 30, 1999
                                         --------------------------------------------------------------------------------------
                                                                     Superconducting
                                            Electromagnetics          Materials          Refrigeration            Total
                                         --------------------------------------------   ------------------   ------------------

Net sales from external customers:
  Magnet systems                                   $ 46,723                                                           $ 46,723
  RF Coils                                           12,926                                                             12,926
  Superconductive wire                                                      $ 12,160                                    12,160
  Refrigeration equipment                                                                        $ 28,268               28,268
  Refrigerants                                                                                      2,794                2,794
                                         -------------------     --------------------   ------------------   ------------------
          Total                                      59,649                   12,160               31,062              102,871

Intersegment net sales                                    -                    6,806                2,223                9,029

Segment operating profit(loss)                        4,090                    2,585               (5,895)                 780

Total assets                                         66,894                   10,857               47,707              125,458

Investment in unconsolidated
affiliates:                                                                                         3,736                3,736

Additions to property,
 plant and equipment,
 exclusive of acquisitions                            1,721                      798                  620                3,139

Additions to long lived assets:                       8,750                                                              8,750

Depreciation and
 amortization expense                                 3,294                      871                1,471                5,636

Other significant non-cash items:
  Restructuring charges                               4,739                                                              4,739


                                         --------------------------------------------------------------------------------------
                                                                           May 31, 1998
                                         --------------------------------------------------------------------------------------
                                                                     Superconducting
                                            Electromagnetics          Materials          Refrigeration            Total
                                         --------------------------------------------   ------------------   ------------------
Net sales from external customers:
  Magnet systems                                   $ 49,874                                                           $ 49,874
  RF Coils                                           10,746                                                             10,746
  Superconductive wire                                                      $ 11,131                                    11,131
  Refrigeration equipment                                                                        $ 21,947               21,947
  Refrigerants                                                                                      2,196                2,196
                                         -------------------     --------------------   ------------------   ------------------
          Total                                      60,620                   11,131               24,143               95,894

Intersegment net sales                                                         7,775                4,141               11,916

Segment operating profit(loss)                        3,707                    2,324                 (517)               5,514

Total assets                                         69,607                   13,872               44,297              127,776

Investment in unconsolidated
affiliates:                                           5,330                                         4,710               10,040

Additions to property,
 plant and equipment,
 exclusive of acquisitions                            2,411                      310                  425                3,146

Additions to long lived assets                                                                     10,175               10,175

Depreciation and
 amortization expense                                 3,950                      912                  562                5,424

Other significant non-cash items:
  Expense associated with
  warrants issued                                                                                     600                  600

                                                                          May 25, 1997
                                         --------------------------------------------------------------------------------------
                                                                     Superconducting
                                            Electromagnetics          Materials          Refrigeration            Total
                                         --------------------------------------------   ------------------   ------------------
Net sales from external customers:
  Magnet systems                                   $ 50,894                                                           $ 50,894
  RF Coils                                            1,981                                                              1,981
  Superconductive wire                                                      $ 10,698                                    10,698
  Refrigeration equipment                                                                        $ 16,010               16,010
  Refrigerants                                                                                      7,469                7,469
                                         -------------------     --------------------   ------------------   ------------------
          Total                                      52,875                   10,698               23,479               87,052

Intersegment net sales                                                         8,838                3,652               12,490

Segment operating profit(loss)                          514                    2,260                  478                3,252

Total assets                                         67,939                   13,440               34,510              115,889

Investment in unconsolidated
affiliates:                                           4,918                                                              4,918

Additions to property,
 plant and equipment,
 exclusive of acquisitions                            3,789                      775                  882                5,446

Additions to long lived assets:                       9,957                                                              9,957

Depreciation and
 amortization expense                                 2,585                      856                  523                3,964



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
                                     =================     =================    =================


Net sales by country, based on the location of the customer, for the last three fiscal years were as follows:

                                                          Fiscal Year Ended
                                     ------------------------------------------------------------

                                         May 30,               May 31,              May 25,
(Dollars in Thousands)                     1999                  1998                 1997
                                     -----------------     -----------------    -----------------

  United States                           $ 41,771              $ 38,594             $ 34,952
  Netherlands                               41,652                42,751               43,548
  Other countries                           19,448                14,549                8,552
                                     -----------------     -----------------    -----------------

             Total                        $102,871              $ 95,894             $ 87,052
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

Unrealized losses on
available for sale securities             (2,952)              1,219             (1,733)
                                         --------            --------           --------

Balance at May 25, 1997                      942                (345)               597

Foreign currency translation
adjustments                                 (338)                 --               (338)

Unrealized gains on
available for sale securities                338                (101)               237
                                         --------            --------           --------

Balance at May 31, 1998                      942                (446)               496

Foreign currency translation
adjustments                                  194                  --                194

Unrealized losses on
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

(1) During the quarterly period ended May 30, 1999, the Company recorded a $7,300,000 write-off of its investment in and advances to SMIS (See Note
     D), and recognized a $1,465,000 curtailment gain upon amendment to and planned termination of the Company's defined benefit pension plan (See Note
     G). In addition, due to declining sales, warranty issues and management's review of operations during fiscal 1999 at the Company's IGC-APD a $1,750,000 adjustment for inventory impairment was recorded during the quarter. Other adjustments and significant transactions which occurred during the quarterly period ended May 30, 1999 included a $300,000 gain upon sale of the Company's interest in AISA (See Note D) and $787,000 of additional restructuring charges (See Note C), incurred in the closure of the Company's Field Effects division. The aggregate effect of these adjustments resulted in a pretax loss of $8,072,000 during the quarterly period ended May 30, 1999.

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
(11) SMIS write-off.

                                  Exhibit Index


Page    Exhibit
----    -------
        10.1 Employment Agreement dated June 1, 1999 between Intermagnetics General Corporation and Glenn H. Epstein

        10.7 Agreements dated 29 April, 1999 between Philips Medical Systems Nederlands, B.V. and Intermagnetics General Corporation for sales of magnet systems

        21         Subsidiaries of the Company

        23         Consent of Independent Auditors