Form 10-Q
period 1999-11-28
INTERMAGNETICS GENERAL CORP
filed 2000-01-12
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended November 28, 1999
                                               -----------------

                                       or

[ ]    Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ________ to ________

                         Commission file number 1-11344
                                                -------

                       INTERMAGNETICS GENERAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                      New York                            14-1537454
         ------------------------------                 --------------
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

Common Stock, $.10 par value - 12,940,126 as of January 4, 2000.

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements:
         Consolidated Balance Sheets - November 28, 1999 and May 30, 1999................................3

         Consolidated Statements of Operations - Three Months and Six Months Ended
           November 28, 1999 and November 29, 1998.......................................................5

         Consolidated Statements of Cash Flows - Six Months Ended November 28, 1999
           and November 29, 1998.........................................................................6

         Notes to Consolidated Financial Statements......................................................7

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................................14

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................17


PART II - OTHER INFORMATION.............................................................................18


SIGNATURES..............................................................................................23

CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)


                                                                               November 28,         May 30,
                                                                                   1999              1999
                                                                               ------------        --------
ASSETS                                                                          (unaudited)
CURRENT ASSETS
  Cash and short-term investments                                                 $ 11,696          $ 2,283
  Trade accounts receivable, less allowance
    (November 28,1999 - $489; May 30, 1999 - $401)                                  18,140           22,275
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                                2,430            1,788
  Inventories:
    Finished products                                                                1,042            1,106
    Work in process                                                                 11,328           15,725
    Materials and supplies                                                          11,244            9,748
                                                                                  --------         --------
                                                                                    23,614           26,579
  Income tax refund receivable                                                                        1,717
  Deferred income taxes                                                              4,069            4,069
  Prepaid expenses and other                                                         2,062            2,020
                                                                                  --------         --------
    TOTAL CURRENT ASSETS                                                            62,011           60,731

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                              1,479            1,479
  Buildings and improvements                                                        16,659           16,639
  Machinery and equipment                                                           39,090           38,500
  Leasehold improvements                                                             1,071              649
                                                                                  --------         --------
                                                                                    58,299           57,267
  Less allowances for depreciation and amortization                                 34,859           33,090
                                                                                  --------         --------
                                                                                    23,440           24,177
  Equipment in process of construction                                               2,683            1,798
                                                                                  --------         --------
                                                                                    26,123           25,975

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                                      1,800            1,366
  Other investments                                                                  5,904            5,904
  Investment in affiliate                                                            3,500            3,736
  Notes receivable from employees                                                      291                -

  Excess of cost over net assets acquired, less accumulated
    amortization (November 28, 1999- $3,192; May 30, 1999 - $2,518)                 16,944           17,618
  Other intangibles                                                                  8,750            8,750
  Other assets                                                                       1,274            1,378
                                                                                  --------         --------
    TOTAL ASSETS                                                                  $126,597         $125,458
                                                                                  ========         ========

                                                                                                 (Continued)

                                                                             November 28,            May 30,
                                                                               1999                   1999
                                                                           -------------           ---------
LIABILITIES AND SHAREHOLDERS' EQUITY                                        (unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt                                          $    323              $    317
  Borrowings under line of credit                                                                     4,850
  Accounts payable                                                              7,817                 5,641
  Salaries, wages and related items                                             3,407                 3,025
  Customer advances and deposits                                                1,936                 2,065
  Product warranty reserve                                                      1,867                 1,577
  Accrued income taxes                                                            371
  Accrued termination payment                                                   4,750                 4,750
  Accrual for affiliate financial guarantee                                     1,964                 2,000
  Other liabilities and accrued expenses                                        2,538                 2,117
                                                                             --------              --------
    TOTAL CURRENT  LIABILITIES                                                 24,973                26,342

LONG-TERM DEBT, less current portion                                           26,518                26,631
DEFERRED INCOME TAXES                                                             446                   312

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - 69,992 shares                                      6,999                 6,999
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      November 28, 1999 - 13,552,890 shares
      May 30, 1999 - 13,523,822 shares                                          1,355                 1,352
  Additional paid-in capital                                                   82,388                82,175
  Accumulated deficit                                                          (5,359)               (8,061)
  Accumulated other comprehensive loss                                           (457)                 (668)
                                                                             --------              --------
                                                                               84,926                81,797
  Less cost of Common Stock in treasury
    (November 28, 1999 - 1,267,890 shares;                                    (10,266)               (9,624)
                                                                             --------              --------
     May 30, 1999 -1,161,690 shares)                                           74,660                72,173
                                                                             --------              --------


    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $126,597              $125,458
                                                                             ========              ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)



                                                           Three Months Ended                    Six Months Ended
                                                   -----------------------------------   ----------------------------------
                                                       November 28,      November 29,       November 28,       November 29,
                                                           1999              1998               1999               1998
                                                     -------------     --------------     --------------     --------------
Net sales                                                $28,490            $25,963            $55,328            $52,457

Cost of products sold                                     18,298             16,630             35,326             33,343
Inventory written off in restructuring - Note F                               1,554                                 1,554
                                                         -------            -------            -------            -------
                                                          18,298             18,184             35,326             34,897


Gross margin                                              10,192              7,779             20,002             17,560

Product research and development                           1,618              1,392              3,205              3,248
Marketing, general and administrative                      5,201              5,683             10,582             11,154
Amortization of intangible assets                            333                337                674                674
Restructuring charges - Note F                                                2,398                                 2,398
                                                         -------            -------            -------            -------
                                                           7,152              9,810             14,461             17,474
                                                         -------            -------            -------            -------

Operating income (loss) - Note F                           3,040             (2,031)             5,541                 86
Interest and other income                                    269                405                553                777
Interest and other expense                                  (426)              (630)            (1,032)            (1,157)
Equity in net loss of unconsolidated affiliates             (198)              (242)              (236)              (472)
                                                         -------            -------            -------            -------
  Income (loss) before income taxes                        2,685             (2,498)             4,826               (766)
Provision for income taxes (benefit)                       1,182             (1,049)             2,124               (322)
                                                         -------            -------            -------            -------

NET INCOME (LOSS)                                        $ 1,503            ($1,449)           $ 2,702              ($444)
                                                         =======            =======            =======            =======

Earnings (loss) per Common Share:
  Basic                                                    $0.12             ($0.12)             $0.22             ($0.04)
                                                         =======            =======            =======            =======
  Diluted                                                  $0.11             ($0.12)             $0.20             ($0.04)
                                                         =======            =======            =======            =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)

                                                                                          Six Months Ended
                                                                                 ----------------------------------
                                                                                   November 28,       November 29,
                                                                                       1999               1998
                                                                                 ---------------    ---------------

OPERATING ACTIVITIES
Net income (loss)                                                                     $2,702              ($444)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Non-cash restructuring charges                                                                        3,952
    Depreciation and amortization                                                      2,763              2,850
    Equity in net loss of unconsolidated affiliates                                      236                472
    Non-cash loss on disposal of assets                                                  150
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                       3,493             (2,608)
      Decrease in inventories and prepaid expenses and other                           4,640              2,162
      (Decrease) increase in accounts payable and accrued expenses                     3,475               (748)
      Change in foreign currency translation adjustments                                 (86)               359
                                                                                    --------            -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                          17,373              5,995

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                            (2,286)            (1,572)
Loans to employees                                                                      (291)
Purchases of other investments                                                                           (1,112)
Investment in and advances to unconsolidated affiliates                                                    (614)
                                                                                    --------            -------
    NET CASH USED IN INVESTING ACTIVITIES                                             (2,577)            (3,298)

FINANCING ACTIVITIES
Net proceeds from (repayments of) short term borrowings                               (4,850)             1,250
Purchases of Treasury Stock                                                             (642)            (3,426)
Proceeds from sales of Common Stock                                                      216                116
Principal payments on note payable and long-term debt                                   (107)               (80)
                                                                                    --------            -------
    NET CASH USED IN FINANCING ACTIVITIES                                             (5,383)            (2,140)
                                                                                    --------            -------

INCREASE IN CASH AND SHORT-TERM INVESTMENTS                                            9,413                557

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                                 2,283              2,993
                                                                                    --------            -------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                    $ 11,696            $ 3,550
                                                                                    ========            =======


See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at November 28, 1999 and the results of operations and cash flows for the six-month periods ended November 28, 1999 and November 29, 1998. The results for the three months and six months ended November 28, 1999 are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements for the year ended May 30, 1999, filed on Form 10-K on August 30, 1999.


Note B - Earnings (Loss) Per Common Share

A summary of the shares used in the calculation of earnings (loss) per Common Share is shown below:


(Dollars in Thousands, Except Per Share Amounts)

                                                                            Three Months Ended
                                                     ------------------------------------------------------------------
                                                            November 28, 1999                 November 29, 1998
                                                     --------------------------------  ---------------------------------

  Income (loss) available to common stockholders                            $ 1,503                           ($ 1,449)

  Weighted average shares                                                12,330,921                         12,414,537

  Plus incremental shares from assumed conversions:
          Convertible preferred stock                    1,035,609                                 -
          Stock options                                     72,409                                 -
                                                         ---------                         ---------

  Dilutive potential common shares                                        1,108,018
                                                                         ----------                        -----------

  Adjusted weighted average shares                                       13,438,939                         12,414,537
                                                                         ==========                        ===========

  Earnings (loss) per common share:
          Basic                                                              $ 0.12                            ($ 0.12)
                                                                         ==========                        ===========
          Diluted                                                            $ 0.11                            ($ 0.12)
                                                                         ==========                        ===========


(Dollars in Thousands, Except Per Share Amounts)

                                                                             Six Months Ended
                                                     ------------------------------------------------------------------
                                                            November 28, 1999                 November 29, 1998
                                                     --------------------------------  ---------------------------------
  Income (loss) available to common stockholders                            $ 2,702                          ($    444)

  Weighted average shares                                                12,354,032                         12,515,462

  Plus incremental shares from assumed conversions:
          Convertible preferred stock                    1,035,609                                 -
          Stock options                                     85,204                                 -
                                                        ----------                       -----------

  Dilutive potential common shares                                        1,120,813
                                                                         ----------                         ----------

  Adjusted weighted average shares                                       13,474,845                         12,515,462
                                                                         ==========                         ==========

  Earnings (loss) per common share:
          Basic                                                              $ 0.22                            ($ 0.04)
                                                                         ==========                         ==========
          Diluted                                                            $ 0.20                            ($ 0.04)
                                                                         ==========                         ==========


         Diluted shares include the potential dilutive effect of outstanding convertible preferred stock and stock options. Shares issuable upon conversion of convertible subordinated debentures have been excluded from the calculation as their effect would be antidilutive.

Note C - Comprehensive Income

The Company's total comprehensive income (loss) was as follows:


(Dollars in Thousands)
                                                Three Months Ended              Six Months Ended
                                            ---------------------------    ---------------------------
                                            Nov 28, 1999  Nov 29, 1998     Nov 28, 1999  Nov 29, 1998
                                            ------------  ------------     ------------  ------------

       Net income (loss)                         $1,503       ($1,449)          $2,702      ($   444)

      Other comprehensive income (loss):

         Unrealized gain (loss) on available-
            for-sale securities, net of
            related taxes                           241           (60)             300          (993)

         Foreign currency translation                83           152              (87)          359
                                                 ------        ------           ------       -------
            Total comprehensive income (loss)    $1,827       ($1,357)          $2,915       ($1,078)
                                                 ======       =======           ======       =======

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

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 has subsequently been amended by SFAS No. 137, issued in June, 1999, which delays the effective date for implementation of SFAS No. 133 until fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of SFAS No. 133 on the Company's consolidated financial statements.

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

         Summarized financial information concerning the Company's reportable segments is shown in the following table:



                                                                   Three Months Ended
                                    ---------------------------------------------------------------------------------
(Dollars in Thousands)                                             November 28, 1999
                                    ---------------------------------------------------------------------------------
                                                           Superconducting
                                     Electromagnetics         Materials          Refrigeration            Total
                                    ------------------   ------------------   ------------------   ------------------
Total segment sales                         $ 18,949             $  5,093             $  7,382             $ 31,424

Intersegment net sales                                             (2,432)                (502)              (2,934)
                                    ----------------     ----------------     ----------------     ----------------

Net sales
   to external customers                      18,949                2,661                6,880               28,490


Segment operating income (loss)                3,111                  605                 (937)               2,779

Total assets                                $ 83,925             $ 13,260             $ 29,412            $ 126,597


                                                                   Three Months Ended
                                    ---------------------------------------------------------------------------------
                                                                   November 29, 1998
                                    ---------------------------------------------------------------------------------
                                                          Superconducting
                                    Electromagnetics         Materials          Refrigeration            Total
                                    ------------------   ------------------   ------------------   ------------------
Total segment sales                         $ 14,506             $  5,301             $  8,522             $ 28,329

Intersegment net sales                                             (1,836)                (530)              (2,366)
                                    ----------------     ----------------     ----------------     ----------------

Net sales
   to external customers                      14,506                3,465                7,992               25,963


Segment operating income (loss)               (1,676)                 773                 (860)              (1,763)

Non-cash item:  Restructuring
   charges included in segment
   operating income (loss)                     3,952                                                          3,952

Total assets                                $ 76,444             $ 12,971             $ 34,992            $ 124,407


                                                                    Six Months Ended
                                    ---------------------------------------------------------------------------------
(Dollars in Thousands)                                             November 28, 1999
                                    ---------------------------------------------------------------------------------
                                                          Superconducting
                                    Electromagnetics         Materials          Refrigeration            Total
                                    ------------------   ------------------   ------------------   ------------------

Total segment sales                         $ 34,422             $ 10,494             $ 16,765             $ 61,681

Intersegment net sales                                             (5,325)              (1,028)              (6,353)
                                    ----------------     ----------------     ----------------     ----------------

Net sales
   to external customers                      34,422                5,169               15,737               55,328


Segment operating income (loss)                4,645                1,503               (1,117)               5,040

Total assets                                $ 83,925             $ 13,260             $ 29,412            $ 126,597

                                                                    Six Months Ended
                                    ---------------------------------------------------------------------------------
                                                                   November 29, 1998
                                    ---------------------------------------------------------------------------------
                                                         Superconducting
                                    Electromagnetics         Materials          Refrigeration            Total
                                    ------------------   ------------------   ------------------   ------------------
Total segment sales                         $ 29,794             $  9,231             $ 17,542             $ 56,567

Intersegment net sales                                             (2,946)              (1,164)              (4,110)
                                    ----------------     ----------------     ----------------     ----------------

Net sales
   to external customers                      29,794                6,285               16,378               52,457


Segment operating income (loss)                1,056                1,099               (1,162)                 993

Non-cash charges                               3,952                                                          3,952

Total assets                                $ 76,444             $ 12,971             $ 34,992            $ 124,407


The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:

                                                                    Three Months Ended
                                                     -------------------------------------------
                                                       November 28, 1999      November 29, 1998
                                                      -------------------    -------------------
Reconciliation of income before income taxes:

Total operating income (loss) from reportable
   segments                                                    $  2,779              $  (1,763)

Net intersegment adjustments and eliminations                       261                   (268)
                                                      -----------------      -----------------

Operating income                                                  3,040                 (2,031)

Unallocated amounts:
     Interest and other income                                      269                    405

     Interest and other expense                                    (426)                  (630)

     Equity in net loss of unconsolidated affiliates               (198)                  (242)
                                                      -----------------      -----------------
Income (loss) before income taxes                              $  2,685              $  (2,498)
                                                      =================      =================

                                                                    Six Months Ended
                                                      ------------------------------------------
                                                       November 28, 1999      November 29, 1998
                                                      -------------------    -------------------

Reconciliation of income before income taxes:
Total operating income from reportable segments                $  5,040                $   993

Net intersegment adjustments and eliminations                       501                   (907)
                                                      -----------------      -----------------
Operating income                                                  5,541                     86

Unallocated amounts:
     Interest and other income                                      553                    777

     Interest and other expense                                  (1,032)                (1,157)

     Equity in net loss of unconsolidated affiliates               (236)                  (472)
                                                      -----------------      -----------------
Income (loss) before income taxes                              $  4,826                $  (766)
                                                      =================      =================

Note F - Restructuring

      In October, 1998, the Company received notice from Trex Medical Corporation ("Trex") that it was not prepared to continue operating under a distributor agreement under which Trex was to distribute the Company's permanent magnet-based clinical MRI systems. The Company has filed suit against Trex for breaching and repudiating the agreement. In November 1998, the Company decided to exit this business and restructured its operations through the closure of its Field Effects division, which was engaged in the manufacture and sale of clinical MRI systems. As a result, the Company recorded a total restructuring charge of $4,739,000 ($3,952,000 in November 1998 and $787,000 in May 1999),
including liabilities recorded of $1,277,000 ($922,000 in November 1998 and $355,000 in May 1999), comprised of the following:

(Dollars in Thousands)
Inventory write-down included in cost of products sold                                           $ 1,820

Restructuring charges:
     Write-down of equipment to fair value                                 $ 1,267
     Write-off of accounts receivable and other assets                         375                 1,642
                                                                    -------------

Liabilities for:
      Severance and lease obligations                                          722
      Other                                                                    555                 1,277
                                                                     -------------          ------------

                                                                                                   2,919
                                                                                            ------------

   Total                                                                                         $ 4,739
                                                                                            ============


      The Company vacated the premises and moved existing equipment and inventory to storage near its corporate headquarters. All usable equipment has been transferred to other operations at its book value. Other equipment and inventory have been written down to estimated realizable value. The Company is actively engaged in attempting to sell such inventory and equipment. All inventory and equipment will be sold or otherwise disposed of by the end of February 2000.

      The Company made a total of $113,000 in payments on liabilities recorded in the restructuring during the first half of fiscal 2000, as follows:

(Dollars in Thousands)

                                           Balance as of                                  Balance as of
                                            May 30, 1999                Payments      November 28, 1999
                                     --------------------     -------------------     ------------------

Lease obligation                                  $ 405                   $ 113                   $ 292
Product liability                                   304                                             304
                                      -----------------      ------------------      ------------------
Total                                             $ 709                   $ 113                   $ 596
                                      =================      ==================      ==================

                                       12

Note G - Subsequent Events

         In December 1999 the Company paid $874,000 against a total loan guarantee of $1,964,000 on behalf of SMIS a UK company in which the Company had an investment. The full amount of the guarantee was included in the write off of the investmenst in May 1999. SMIS is in receivership and at the present time, the best estimate based on currently available data is that the Company will have to pay no more than the remaining balance under the guarantee.

         In addition, on November 30, 1999, the Company elected to redeem $2,873,616 of the Series A Preferred Stock and made an initial payment of $682,000 in cash and issued $2,191,616 of notes payable for the balance. The notes bear interest at the three month LIBOR rate. One half of the notes are payable in June 2000 and the balance in June 2001. On December 1, 1999 the remaining $4,265,568 of the Series A Preferred Stock was automatically converted into 618,763 shares of Common Stock at $6.8937 per share.

INTERMAGNETICS GENERAL CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------------------------

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

Consolidated
------------

         Net sales increased in the first half and second quarter of fiscal 2000, compared to the same periods of fiscal 1999, due to increased sales in the Electromagnetics Segment, which was somewhat offset by lower sales in the Superconducting Materials and Refrigeration Segments. Gross margin rates increased in the current periods even with a less favorable product mix and continued reductions in selling prices (due to competitive pressures), because the prior year was adversely affected by a $1,554,000 write-off of inventory associated with the closing of the Company's Field Effects division. Without this restructuring charge in fiscal 1999, gross margin rates would have remained fairly consistent.

         Internal research and development expenses were higher in the current quarter compared to the second quarter of fiscal 1999, with most of the increases occurring in the Refrigeration Segment for improved and more cost-effective cryogenic products. For the first half these expenses were lower due to the termination of the Field Effects division in November 1998. Marketing, general and administrative expenses, as a percentage of net sales, decreased slightly due mainly to reductions of personnel and marketing expenses in the Refrigeration Segment and the closing of Field Effects.

         Operating income was substantially higher in the second quarter and first half of fiscal 2000 compared to fiscal 1999, principally due to increased sales and improved gross margins, as well as reductions in operating expenses that were the result of the termination of the Field Effects division and other cost reduction programs. Operating income was adversely affected in the prior year when the Company recorded a total charge of $3,952,000 relating to costs and expenses associated with the closing of the Field Effects division.

Segment Discussion
------------------

         Electromagnetics Segment - Net sales in this segment increased approximately 31% and 16%, respectively, in the second quarter and first half of fiscal 2000 compared to the same periods in fiscal 1999 due to increased sales of magnets formerly supplied by the European joint venture. Gross margins declined due to continued declines in selling prices and an unfavorable sales mix with gross margin rates declining for all product lines. Operating income was higher in the second quarter due to increased sales, but lower in the first half due to lower gross margins and higher operating expenses.

         Superconducting Materials Segment - Total segment sales increased approximately 14% in the first half of fiscal 2000 due to increased demand, in particular, intersegment demand, but declined slightly in the second quarter. Gross margin rates were unchanged for the first half but declined slightly in the second quarter. Operating income increased for the first half, but declined slightly in the second quarter due to lower sales and gross margins compared to the same periods in fiscal 1999.

         Refrigeration Segment - Total segment sales declined approximately 13% and 4%, respectively, during the second quarter and first half of fiscal 2000 due to reduced demand for cryogenic products. Gross margin rates were essentially unchanged for both periods. Substantially reduced selling, general and administrative expenses (which were somewhat moderated by higher product research and development) resulted in a slight decline in the segment's operating loss for the first half of fiscal 2000 and the reduced sales in the second quarter resulted in a small increase in the segments operating loss for that period when compared to fiscal 1999.

Year 2000 Disclosure
--------------------

         The Company's information technology systems and facilities successfully completed the "roll-over" to the year 2000. The Company's transition to the year 2000 during the first week of business in January 2000 resulted in no adverse or negative impacts associated with the use of date sensitive systems and equipment. The Company believes that with its successful transition to the year 2000, the preponderance of the risk associated with the year 2000 problem has been identified and eliminated. The Company recognizes the possibility that latent year 2000 related issues may arise as information technology systems and facilities are more fully utilized in the coming months. The Company will continue to evaluate the year 2000 readiness of its business systems, facilities, and significant vendors to ensure a complete transition through the year 2000. The Company estimates the total cost of its year 2000 assessment and remediation plan has amounted to approximately $2.2 million, which has been funded through operating cash flows. Included in this amount is approximately $2 million for the implementation of an integrated business system, which was capitalized because its purchase and implementation were primarily related to increases in system functionality.

Liquidity and Capital Commitments
---------------------------------

         During the first half of fiscal 2000, the Company generated cash of $17,373,000 from operating activities. This was accomplished through higher earnings, substantial improvements in accounts receivable and inventories, and higher accounts payable. The cash generated was principally used to purchase $2,286,000 of machinery and equipment, repay short-term bank borrowings of $4,850,000, repurchase $642,000 of treasury stock, and increase cash balances.

         The Company's capital resource commitments as of November 28, 1999 consist principally of capital equipment commitments of approximately $1,900,000, a loan guarantee of approximately $1,964,000 (of which $874,000 was paid in December 1999) and $4,750,000 due before March 31, 2000 for the purchase of rights from the Company's former European joint venture. In addition, on November 30, 1999, the Company elected to redeem $2,873,616 of the Series A Preferred Stock and made an initial payment of $682,000 in cash and issued $2,191,616 of short-term notes for the balance. On December 1, 1999 the remaining $4,265,568 of the Series A Preferred Stock was automatically converted into 618,763 shares of Common Stock at $6.8937 per share. The Company has an unsecured line of credit of $25,000,000 that expires in November 2000, of which none was in use on November 28, 1999. The Company believes that it will have sufficient working capital to meet its needs for the foreseeable future. However, pursuit of large-scale applications in superconductivity and new refrigerants may require the Company to seek additional financing in future years.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

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

PART II:  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

(a) The November 1999 Annual Meeting of Shareholders of the Company was held on November 9, 1999.

(c)(i) At the Annual Meeting the shareholders of the Company approved an amendment to increase the number of shares of Common Stock of the Company available under the Company's 1990 Stock Option Plan by 250,000 shares. The vote was 9,078,607 FOR; 1,784,330 AGAINST;
            81,741 ABSTAIN; and 3 BROKER NON-VOTES.

(c)(ii) At the Annual Meeting, the Shareholders of the Company elected to the Board of Directors all four nominees for director with the following vote:

-------------------------------------------------------------------------------------------------------------
                                                                                                BROKER
   DIRECTOR                        FOR                 AGAINST              ABSTAIN           NON-VOTES
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Joseph C. Abeles                9,828,108             1,116,573               --                  --
-------------------------------------------------------------------------------------------------------------
Thomas L. Kempner               9,661,527             1,183,154               --                  --
-------------------------------------------------------------------------------------------------------------
Stuart A. Shikiar               9,838,157             1,106,524               --                  --
-------------------------------------------------------------------------------------------------------------
Sheldon Weinig                  9,762,167             1,182,514               --                  --
-------------------------------------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
              Material Contracts
                10.1 Change In Control Agreement between Intermagnetics General Corporation and Michael C. Zeigler, dated August 13, 1999.

                             INTERMAGNETICS-ZEIGLER
                           CHANGE IN CONTROL AGREEMENT


         THIS AGREEMENT is made as of the 13th day of August, 1999, by and between Intermagnetics General Corporation, a New York corporation (the "Company") and Michael C. Zeigler ("Executive").

         WHEREAS, Executive has served as the Company's Senior Vice President of Finance and Chief Financial Officer since September, 1993; and

         WHEREAS, the Company desires to provide certain compensation to Executive in the event of an Extraordinary Termination, as that term is defined in this Agreement; and

         WHEREAS, the Company and Executive acknowledge that they do not otherwise intend to change the status of their relationship, which is at will and which either party is free to terminate at any time;

         NOW, THEREFORE, the parties, intending to be legally bound, agree as follows:

1. Definitions

         (a) "Control Transaction" means a change in control of the company of a nature that would be required to be reported in response to Item 6(e) of
Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), as in effect on the date of this Agreement, in a Form 8-K filed under the Exchange Act or in any other filing by the Company with the Securities and Exchange Commission, provided that, without limitation, such a Control Transaction shall be deemed to have occurred if:

                  (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes a "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing thirty percent (30%) or more of the voting power of the then outstanding securities of the Company;

                  (ii) during any period of two consecutive calendar years there is a change of twenty-five percent (25%) or more in the composition of the Board of Directors of the Company in office at the beginning of the period except for changes approved by at least two-thirds of the directors then in office who were directors at the beginning of the period.

         (b)      "Extraordinary Termination" means

                  (i) termination by the Company of the employment of Executive with the Company for any reason other than for Cause (as defined below), within three years after a Control Transaction, or

                  (ii) resignation of Executive upon the occurrence of any of the following events within two years after a Control Transaction:

                           (1) an assignment to Executive of any duties
                  inconsistent with, or a significant change in the nature or scope of Executive's authority or duties from, those held by Executive immediately prior to the Control Transaction;

                           (2) a reduction in Executive's annual salary or bonus
                  program in effect immediately prior to the Control
                  Transaction;

                           (3) the relocation of Executive's place of employment
                  to a location outside of the 48 contiguous states of the United States;

                           (4) the failure by the Company to provide Executive
                  with a reasonable number of paid personal leave days at least equal to the number of paid personal leave days to which he was entitled in the last full calendar year prior to the Control Transaction;

                           (5) the failure of the Company to provide Executive
                  with substantially the same fringe benefits that were provided to him immediately prior to the Control Transaction, or with a package of fringe benefits that, though one or more of such benefits may vary from those in effect immediately prior to the Control Transaction, is substantially at least as beneficial to Executive in all material respects to such fringe benefits taken as a whole; or

                           (6) the failure of the Company to obtain the express
                  written assumption of and agreement to perform this Agreement by any successor as and to the extent required by Section 4 of this Agreement.

         (c) "Cause" means (i) Executive's willful or gross neglect of his material duties and responsibilities as an employee and officer of the Company; provided that Executive has received written notice of such neglect from the President and Chief Executive Officer, has had an opportunity to respond to the notice, and has failed substantially to cure such neglect within thirty (30) calendar days of such notice; (ii) conviction of (or his plea of guilty or nolo contendere to) any felony or any crime involving moral turpitude; or (iii) fraud, gross misconduct, breach of trust or other act of dishonesty materially and negatively affecting the Company's business; provided that Executive has received written notice of such event from the President and Chief Executive Officer and has had an opportunity to respond to the notice.


2. Termination Payments

         (a) In the event of an Extraordinary Termination during the term of this Agreement, the Company shall, in addition to any amounts due for periods prior to the Extraordinary Termination, if any, pay to Executive in cash within sixty (60) days after the Extraordinary Termination an amount equal to the sum of:

                  (i)  the greater of
                       (1) Executive's annual salary at the time of the Control
                           Transaction, or
                       (2) Executive's annual salary immediately prior to the
                           Extraordinary Termination; plus

                  (ii) payment in lieu of all unused paid personal leave.

         (b) Executive may elect to defer the payment of all or part of the amount to be paid to him under subsection (a) for up to twelve months after the Extraordinary Termination, or to have all or part of such amount paid to him in installments over a period not to exceed twelve months after the Extraordinary Termination.


3. Withholding of Taxes

      The Company may withhold from any payments under this Agreement all federal, state or local taxes and FICA taxes as shall be required pursuant to any law, regulation or ruling.

4. Successor Company

      The Company shall require any successor or successors (whether direct or indirect, by purchase, merger, consolidation or otherwise, and whether in one transaction or a series of transactions) to all or substantially all of the business and/or assets of the Company, by agreement in form and substance satisfactory to Executive, to expressly assume and agree to perform this Agreement.


5. Governing Law

      This Agreement shall be governed by and interpreted under the laws of the State of New York without giving effect to any conflict of law provisions.


6. Resolution of Disputes

      In the event a dispute exists between the parties concerning any controversy or claim arising out of or relating to this Agreement, or the breach thereof, the parties shall first attempt to resolve such dispute through mediation under the auspices of JAMS/Endispute in Albany, New York in accordance with the rules of JAMS/Endispute. The mediation shall be before one (1) mediator from the existing panel of employment law mediators maintained by JAMS/Endispute. If mediation is unsuccessful in resolving the dispute the matter shall be referred to arbitration by an agreed-upon arbitrator selected from the panel of JAMS/Endispute's arbitrators specializing in employment law which shall not include the mediator who attempted to mediate the dispute. In the event the parties are unable to agree upon either a mediator or an arbitrator from the respective JAMS/Endispute panel, either party may petition the Supreme Court, County of Albany of the State of New York, for appointment of the mediator or arbitrator from the JAMS/Endispute panel. The arbitrator shall not have the authority to add to, subtract from or in any way modify the express written terms of the Agreement, and in rendering an award, the arbitrator shall be required to adhere to the express written provisions of this Agreement and the intention of the parties appearing therefrom. The mediation agreement or the decision of the arbitrator, as the case may be, shall be final and binding on the parties and judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction thereof. The costs for the mediation and/or arbitration shall be borne equally by both parties.

      In the event that JAMS/Endispute no longer operates in the State of New York at the time a dispute arises under this agreement, its name shall be deleted in every place used in the above paragraph and replaced with the American Arbitration Association.

      In the event a mediation or arbitration is initiated by either party to enforce the provisions of this Agreement, the prevailing party, if any, as determined by the mediator or arbitrator, shall be entitled to recover reasonable costs, expenses and attorneys' fees from the other party.


7. Not an Employment Contract

      The Company and Executive acknowledge that this Agreement is not a contract for employment, that Executive's employment with the Company remains at will, and that either party is free to terminate that relationship at any time.


8. Entire Agreement

      This Agreement supersedes all prior agreements and sets forth the entire understanding between the parties with respect to its subject matter. This Agreement cannot be changed, modified or terminated except upon written amendment signed by Executive and a duly authorized representative of the Company.

      IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date first above written.

ATTEST                                     INTERMAGNETICS GENERAL CORPORATION


/s/ Catherine E. Arduini                   /s/ Glenn H. Epstein
---------------------------                -------------------------
                                           Glenn H. Epstein
                                           President and Chief Executive Officer


Witness                                    MICHAEL C. ZEIGLER


/s/ Audrey Maynard                         /s/ Michael C. Zeigler
---------------------------                -------------------------


(b)      Reports on Form 8-K

         None filed during the quarter ended November 28, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       INTERMAGNETICS GENERAL CORPORATION



Dated:   January 11, 2000              By: /s/ Glenn H. Epstein
                                           -------------------------------------
                                           Glenn H. Epstein
                                           President and Chief Executive Officer



Dated:   January 11, 2000              By: /s/ Michael C. Zeigler
                                           -------------------------------------
                                           Michael C. Zeigler
                                           Senior Vice President, Finance