Form 10-Q
period 2000-02-27
INTERMAGNETICS GENERAL CORP
filed 2000-04-12
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended February 27, 2000
                                               -----------------

                                       or

[ ]     Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from _______ to _______

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



               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

Common Stock, $.10 par value - 13,273,172 as of April 5, 2000.

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements:

         Consolidated Balance Sheets - February 27, 2000 and May 30, 1999................................3

         Consolidated Statements of Operations - Three Months and Nine Months Ended
           February 27, 2000 and February 28, 1999.......................................................5

         Consolidated Statements of Cash Flows - Nine Months Ended February 27, 2000
           and February 28, 1999.........................................................................6

         Notes to Consolidated Financial Statements......................................................7

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................................15

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................19


PART II - OTHER INFORMATION.............................................................................20


SIGNATURES..............................................................................................21

CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                       February 27,          May 30,
                                                                          2000                 1999
                                                                        --------             --------
ASSETS                                                                 (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                             $ 11,441             $  2,283
  Trade accounts receivable, less allowance
    (February 27, 2000 - $473; May 30, 1999 - $401)                       18,237               22,275
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                      2,491                1,788
  Inventories:
    Finished products                                                      1,080                1,106
    Work in process                                                       10,692               15,725
    Materials and supplies                                                 9,858                9,748
                                                                        --------             --------
                                                                          21,630               26,579
  Income tax refund receivable                                                                  1,717
  Deferred income taxes                                                    4,069                4,069
  Prepaid expenses and other                                               3,327                2,020
                                                                        --------             --------
    TOTAL CURRENT ASSETS                                                  61,195               60,731

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                    1,479                1,479
  Buildings and improvements                                              16,645               16,639
  Machinery and equipment                                                 38,670               38,500
  Leasehold improvements                                                   1,061                  649
                                                                        --------             --------
                                                                          57,855               57,267
  Less allowances for depreciation and amortization                       34,573               33,090
                                                                        --------             --------
                                                                          23,282               24,177
  Equipment in process of construction                                     3,023                1,798
                                                                        --------             --------
                                                                          26,305               25,975

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                           10,406                6,224
  Other investments                                                        4,543                1,046
  Investment in affiliate                                                                       3,736
  Excess of cost over net assets acquired, less accumulated
    amortization (February 27, 2000 - $3,529;
    May 30, 1999 - $2,518)                                                16,607               17,618
  Other intangibles, less accumulated amortization
     (February 27, 2000- $265; May 30, 1999 - None)                        8,485                8,750
  Other assets                                                             1,235                1,378
                                                                        --------             --------

    TOTAL ASSETS                                                        $128,776             $125,458
                                                                        ========             ========

                                                                                            (Continued)

                                                                      February 27,             May 30,
                                                                          2000                  1999
                                                                       ---------              ---------
LIABILITIES AND SHAREHOLDERS' EQUITY                                  (unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt                                    $   1,427              $     317
  Borrowings under line of credit                                                                 4,850
  Accounts payable                                                         6,606                  5,641
  Salaries, wages and related items                                        3,432                  3,396
  Customer advances and deposits                                           1,945                  2,065
  Product warranty reserve                                                 1,802                  1,577
  Accrued income taxes                                                     1,324
  Accrued termination payment                                              4,750                  4,750
  Accrual for affiliate financial guarantee                                                       2,000
  Other liabilities and accrued expenses                                   1,723                  1,746
                                                                       ---------              ---------
    TOTAL CURRENT  LIABILITIES                                            23,009                 26,342

LONG-TERM DEBT, less current portion                                      27,452                 26,631
DEFERRED INCOME TAXES                                                      2,012                    312

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - February 27, 2000 - None;
      May 30, 1999 - 69,992 shares                                                                6,999
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      February 27, 2000 - 14,338,102 shares;
      May 30, 1999 - 13,522,900 shares                                     1,434                  1,352
  Additional paid-in capital                                              88,021                 82,175
  Notes receivable from employees                                         (1,666)
  Accumulated deficit                                                     (3,683)                (8,061)
  Accumulated other comprehensive income (loss)                            2,303                   (668)
                                                                       ---------              ---------
                                                                          86,409                 81,797
  Less cost of Common Stock in treasury
    February 27, 2000 - 1,248,125 shares;
    May 30, 1999 -1,161,690 shares                                       (10,106)                (9,624)
                                                                       ---------              ---------
                                                                          76,303                 72,173
                                                                       ---------              ---------


    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 128,776              $ 125,458
                                                                       =========              =========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                      Three Months Ended            Nine Months Ended
                                                  -------------------------  ------------------------------
                                                  February 27,  February 28,  February 27,   February 28,
                                                     2000           1999          2000           1999
                                                  -----------   -----------   ------------   --------------
Net sales                                          $ 28,081     $ 23,004        $ 83,409        $ 75,461

Cost of products sold                                16,938       15,245          52,264          48,588
Inventory written off in restructuring                1,543                        1,543           1,554
                                                   --------     --------        --------        --------
                                                     18,481       15,245          53,807          50,142

Gross margin                                          9,600        7,759          29,602          25,319

Product research and development                      1,485        1,552           4,690           4,800
Marketing, general and administrative                 6,484        4,735          17,066          15,889
Amortization of intangible assets                       602          341           1,276           1,015
Restructuring charges                                   100                          100           2,398
                                                   --------     --------        --------        --------
                                                      8,671        6,628          23,132          24,102
                                                   --------     --------        --------        --------

Operating income                                        929        1,131           6,470           1,217
Interest and other income                               626          681           1,179           1,458
Interest and other expense                             (492)        (465)         (1,524)         (1,622)
Recovery of write off of investment in
     unconsolidated affiliate                         1,620                        1,620
Equity in net loss of unconsolidated affiliates                     (444)           (236)           (916)
                                                   --------     --------        --------        --------
  Income  before income taxes                         2,683          903           7,509             137
Provision for income taxes                            1,007          451           3,131             129
                                                   --------     --------        --------        --------

NET INCOME                                         $  1,676     $    452        $  4,378        $      8
                                                   ========     ========        ========        ========

Earnings per Common Share:
  Basic                                            $   0.13     $   0.04        $   0.35        $   0.00
                                                   ========     ========        ========        ========
  Diluted                                          $   0.13     $   0.03        $   0.33        $   0.00
                                                   ========     ========        ========        ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)

                                                                                             Nine Months Ended
                                                                                    ------------------------------------
                                                                                     February 27,           February 28,
                                                                                         2000                   1999
                                                                                    --------------         -------------
OPERATING ACTIVITIES
Net income                                                                            $  4,378               $      8
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Restructuring charges                                                                2,000                  3,952
    Depreciation and amortization                                                        4,316                  4,468
    Equity in net loss of unconsolidated affiliates                                        236                    916
    Recovery of write-off of investment in unconsolidated affiliate                     (1,620)
    Non-cash compensation                                                                   29
    Loss on disposal of assets                                                             277
    Gain on sale of available for sale securities                                         (392)
    Gain on debt redemption                                                                                      (275)
    Change in operating assets and liabilities:
      Decrease (increase) in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                         3,865                 (1,645)
      Decrease (increase) in inventories and prepaid expenses and other                  3,755                 (1,122)
      Increase in accounts payable and accrued expenses                                  1,297                  1,684
                                                                                      --------               --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                            18,141                  7,986

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                              (3,554)                (2,410)
Proceeds from the sale of available for sale securities                                    995
Purchases of other investments                                                                                 (1,038)
Investment in and advances to unconsolidated affiliates                                                          (614)
Repayment of advances by unconsolidated affiliate                                                                 381
                                                                                      --------               --------
    NET CASH USED IN INVESTING ACTIVITIES                                               (2,559)                (3,681)

FINANCING ACTIVITIES
Net proceeds from (repayments of) short term borrowings                                 (4,850)                 1,600
Purchases of Treasury Stock                                                               (642)                (4,182)
Proceeds from the exercise of stock options                                              1,788                    196
Early debt redemption                                                                                          (1,550)
Loans to employees                                                                      (1,666)
Redemption of Preferred Stock                                                             (682)
Principal payments on long-term debt                                                      (261)                  (211)
                                                                                      --------               --------
    NET CASH USED IN FINANCING ACTIVITIES                                               (6,313)                (4,147)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   (111)                   177
                                                                                      --------               --------
INCREASE IN CASH AND CASH EQUIVALENTS                                                    9,269                    158

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         2,283                  2,993
                                                                                      --------               --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 11,441               $  3,328
                                                                                      ========               ========

See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at February 27, 2000 and the results of operations and cash flows for the nine-month periods ended February 27, 2000 and February 28, 1999. The results for the three months and nine months ended February 27, 2000 are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements for the year ended May 30, 1999, filed on Form 10-K on August 30, 1999.


Note B - Earnings (Loss) Per Common Share

A summary of the shares used in the calculation of earnings (loss) per Common Share is shown below:

(Dollars in Thousands, Except Per Share Amounts)

                                                                       Three Months Ended
                                                ------------------------------------------------------------------
                                                       February 27, 2000                 February 28, 1999
                                                --------------------------------  ---------------------------------
  Income available to common stockholders                              $ 1,676                            $   452

  Weighted average shares                                           12,922,649                         12,349,960

  Plus incremental shares from assumed conversions:
          Convertible preferred stock                  18,179                         1,269,696
          Stock options                               447,050                            66,668
                                                ---------------                   ---------------

  Dilutive potential common shares                                     465,229                          1,336,364
                                                                 ---------------                    ---------------

  Adjusted weighted average shares                                  13,387,878                         13,686,324
                                                                 ===============                    ===============

  Earnings (loss) per common share:
          Basic                                                         $ 0.13                             $ 0.04
                                                                                                    ===============
                                                                 ===============
          Diluted                                                       $ 0.13                             $ 0.03
                                                                 ===============                    ===============


(Dollars in Thousands, Except Per Share Amounts)

                                                                        Nine Months Ended
                                                ------------------------------------------------------------------
                                                       February 27, 2000                 February 28, 1999
                                                --------------------------------  ---------------------------------
  Income available to common stockholders                              $ 4,378                            $     8

  Weighted average shares                                           12,543,571                         12,460,295

  Plus incremental shares from assumed conversions:
          Convertible preferred stock                 690,406                         1,269,696
          Stock options                               205,819                           124,723
                                                ---------------                   ---------------

  Dilutive potential common shares                                     896,225                          1,394,419
                                                                 ---------------                    ---------------

  Adjusted weighted average shares                                  13,439,796                         13,854,714
                                                                 ===============                    ===============

  Earnings (loss) per common share:
          Basic                                                         $ 0.35                             $ 0.00
                                                                                                    ===============
                                                                 ===============
          Diluted                                                       $ 0.33                             $ 0.00
                                                                 ===============                    ===============

         Diluted shares include the potential dilutive effect of outstanding convertible preferred stock and stock options. Shares issuable upon conversion of convertible subordinated debentures have been excluded from the calculation as their effect would be antidilutive.

Note C - Comprehensive Income

The Company's total comprehensive income (loss) was as follows:

(Dollars in Thousands)
                                                Three Months Ended             Nine Months Ended
                                            ---------------------------    ---------------------------
                                            Feb 27, 2000  Feb 28, 1999     Feb 27, 2000  Feb 28, 1999
                                            ------------  ------------     ------------  ------------
Net income                                       $1,676        $  452           $4,378        $    8

Other comprehensive income (loss):

         Unrealized gain (loss) on
          available-for-sale securities,
          net of related taxes                    2,784          (289)           3,082        (1,282)



         Foreign currency translation               (24)         (182)            (111)          177
                                                 ------       --------          ------       --------

            Total comprehensive income (loss)    $4,436       ($   19)          $7,349       ($1,097)
                                                 ======       ========          ======       ========

Note D - New Accounting Pronouncements

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

         Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                   Three Months Ended
                                    ---------------------------------------------------------------------------------
(Dollars in Thousands)                                             February 27, 2000
                                    ---------------------------------------------------------------------------------
                                                          Superconducting
                                    Electromagnetics         Materials          Refrigeration            Total
                                    ------------------   ------------------   ------------------   ------------------

Total segment sales                         $ 17,560             $  4,929             $  8,650             $ 31,139

Intersegment net sales                                             (2,340)                (718)              (3,058)
                                    ------------------   ------------------   ------------------   ------------------

Net sales
   to external customers
                                              17,560                2,589                7,932               28,081

Segment operating income (loss)                2,937                  695               (2,702)                 930

Non-cash item: Restructuring
   charges (recoveries)
   included in segment operating
   income (loss):                               (357)                                    2,000                1,643


Total assets                            $     86,897             $ 14,130             $ 26,333            $ 127,360


                                                                   Three Months Ended
                                    ---------------------------------------------------------------------------------
                                                                   February 28, 1999
                                    ---------------------------------------------------------------------------------
                                                          Superconducting
                                    Electromagnetics         Materials          Refrigeration            Total
                                    ------------------   ------------------   ------------------   ------------------

Total segment sales                         $ 13,871             $  4,306             $  6,917             $ 25,093

Intersegment net sales                                             (1,572)                (518)              (2,090)
                                    ------------------   ------------------   ------------------   ------------------

Net sales
   to external customers
                                              13,871                2,734                6,399               23,004

Segment operating income (loss)                2,177                  234               (1,522)                 889

Total assets                                $ 74,577             $ 14,038             $ 35,696            $ 124,311


                                                                   Nine Months Ended
                                    ---------------------------------------------------------------------------------
(Dollars in Thousands)                                             February 27, 2000
                                    ---------------------------------------------------------------------------------
                                                         Superconducting
                                    Electromagnetics         Materials          Refrigeration            Total
                                    ------------------   ------------------   ------------------   ------------------

Total segment sales                         $ 51,982             $ 15,423             $ 25,415             $ 92,820

Intersegment net sales                                             (7,665)              (1,746)              (9,411)
                                    ------------------   ------------------   ------------------   ------------------

Net sales
   to external customers                      51,982                7,758               23,669                83,409


Segment operating income (loss)                7,591                2,198               (3,819)               5,970

Non-cash item: Restructuring
   charges (recoveries)
   included in segment operating
   income (loss):                               (357)                                    2,000                1,643


Total assets                                $ 86,897             $ 14,130             $ 26,333            $ 127,360

                                                                   Nine Months Ended
                                    ---------------------------------------------------------------------------------
                                                                   February 28, 1999
                                    ---------------------------------------------------------------------------------
                                                         Superconducting
                                    Electromagnetics         Materials          Refrigeration            Total
                                    ------------------   ------------------   ------------------   ------------------
Total segment sales                         $ 43,665             $ 13,537             $ 24,459             $ 81,661

Intersegment net sales                                             (4,518)              (1,682)              (6,200)
                                    ------------------   ------------------   ------------------   ------------------
Net sales
   to external customers                      43,665                9,019               22,777               75,461


Segment operating income (loss)                3,233                1,333               (2,684)               1,882

Total assets                                $ 74,577             $ 14,038             $ 35,696            $ 124,311

The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:

                                                                  Three Months Ended
                                                      ------------------------------------------
                                                      February 27, 2000      February 28, 1999
                                                      -------------------    -------------------
Reconciliation of income before income taxes:

Total operating income (loss) from reportable                  $    930               $    889
   segments

Net intersegment adjustments and eliminations                        (1)                   241
                                                      -------------------    -------------------
Operating income                                                    929                  1,130

Unallocated amounts:
     Recovered write-off of investment                            1,620
     Interest and other income                                      626                    681
     Interest and other expense                                    (492)                  (464)
     Equity in net loss of unconsolidated affiliates                                      (444)
                                                      -------------------    -------------------
Income (loss) before income taxes                              $  2,683               $    903
                                                      ===================    ===================


                                                                   Nine Months Ended
                                                      -----------------------------------------
                                                      February 27, 2000      February 28, 1999
                                                      -------------------    -------------------
Reconciliation of income before income taxes:

Total operating income from reportable segments                $  5,970               $  1,882

Net intersegment adjustments and eliminations                       500                   (666)
                                                      -------------------    -------------------

Operating income                                                  6,470                  1,216

Unallocated amounts:
     Recovered write-off of investment                            1,620
     Interest and other income                                    1,179                  1,458
     Interest and other expense                                  (1,524)                (1,621)
     Equity in net loss of unconsolidated affiliates               (236)                  (916)
                                                      -------------------    -------------------
Income (loss) before income taxes                              $  7,509                $   137
                                                      ===================    ===================

Note F - Restructuring

         In February 2000, the Company decided to exit its refrigerant business. As a result, the Company recorded a restructuring charge of $2,000,000 including liabilities recorded of $200,000, comprised of the following:

(Dollars in Thousands)

Inventory write-down included in cost of products sold              $1,750
Write-down of equipment                                                 50
Liabilities for severance payments                                     200
                                                                  ---------
                                                                    $2,000
                                                                  =========

         Under the plan, the Company terminated three employees in February 2000. The Company plans to terminate one additional employee by the end of March 2000, and retain the two remaining employees until operations end in approximately May 2001. The Company has appointed a Master Distributor to carry on the distribution of its line of refrigerants.

         In October 1998, the Company received notice from Trex Medical Corporation ("Trex") that it was not prepared to continue operating under a distributor agreement under which Trex was to distribute the Company's permanent magnet-based clinical MRI systems. The Company has filed suit against Trex for breaching and repudiating the agreement. In November 1998, the Company decided to exit this business and restructured its operations through the closure of its Field Effects division, which was engaged in the manufacture and sale of clinical MRI systems. As a result, the Company recorded a total restructuring charge of $4,739,000 ($3,952,000 in November 1998 and $787,000 in May 1999),
including liabilities recorded of $1,277,000 ($922,000 in November 1998 and $355,000 in May 1999), comprised of the following:

(Dollars in Thousands)

Inventory write-down included in cost of products sold                                      $ 1,820

Restructuring charges:
     Write-down of equipment to fair value                            $ 1,267
     Write-off of accounts receivable and other assets                    375                 1,642
                                                                   -----------

Liabilities for:
      Severance and lease obligations                                     722
      Other                                                               555                 1,277
                                                                   -----------        --------------

                                                                                              2,919
                                                                                      --------------

   Total                                                                                    $ 4,739
                                                                                      ==============

         The Company vacated the premises and moved existing equipment and inventory to storage near its corporate headquarters. All usable equipment has been transferred to other operations at its book value. Other equipment and inventory have been written down to estimated realizable value. The Company is actively engaged in attempting to sell such inventory and equipment. All inventory and equipment is expected to be sold or otherwise disposed of during the quarter ending May 28, 2000.

         The Company made a total of $535,000 in payments on liabilities recorded in the restructuring during the nine months ended February 27, 2000, as follows:

(Dollars in Thousands)
                                                                 Recovery                           Balance as
                        Balance as of                         February 27,                       of February 27,
                         May 30, 1999        Payments               2000          Transfer                2000
                        -------------     --------------     --------------    --------------     --------------
Lease obligation              $ 405              $ 241              $ 150              $(14)              $  0
Product liability               304                294                  -               (10)                 0
Other                                                                                    24                 24
                        -------------     --------------     --------------    --------------     --------------
Total                         $ 709              $ 535              $ 150              $  0               $ 24
                        =============     ==============     ==============    ==============     ==============

         In December 1999, the Company negotiated a settlement of the lease obligation with the landlord, which resulted in a gain of $150,000 that was shown as the reversal of restructuring charges in the accompanying Statements of Operations.

         An analysis of the restructuring events of the quarter ended February 27, 2000 follows:

(Dollars in Thousands)
                                                                                                    Components
                                                                                           ---------------------------
                                                             Field                 Net        Cost of        Operating
                                         Refrigerant       Effects       Restructuring      Goods Sold        Expense
                                         -----------      ----------      -----------      -----------      ----------
Inventory written off in
   restructuring (recovery)                  $1,750          $(207)          $1,543            $1,543
Severance obligations                           200                             200                              200
Write-down of equipment                          50                              50                               50
Lease accrual recovery                                        (150)            (150)                            (150)
                                         -----------      ----------      -----------      -----------      ----------
                                             $2,000          $(357)          $1,643            $1,543           $100
                                         ===========      ==========      ===========      ===========      ==========

Note G - Recovered Write-off of Investment

         In December 1999, the Company paid $874,000 against a total loan guarantee of $1,964,000 on behalf of SMIS, a UK company in which the Company had an investment. The full amount of the guarantee was included in the write-off of the investment in May 1999. SMIS is in receivership, and the Company has been informed by the Receiver that there is no longer any need for the remainder of the Loan Guarantee. Additionally, the Receiver has notified the Company it will receive a return of a portion of the amounts paid against this guarantee.

Accordingly, the Company recorded a recovery of $1,620,000 during the quarter ended February 27, 2000.

Note H - Preferred Stock

         On November 30, 1999, the Company elected to redeem $2,873,616 of the Series A Preferred Stock and made an initial payment of $682,000 in cash and issued $2,191,616 of notes payable for the balance. The notes bear interest at the three-month LIBOR rate. One-half of the notes are payable in June 2000 and the balance in June 2001. On December 1, 1999 the remaining $4,265,568 of the Series A Preferred Stock was automatically converted into 618,763 shares of Common Stock at $6.8937 per share.

Note I - Investments

         In December 1999, the Company's ownership position in Kryotech, Inc. fell below 20%. As a result, during the quarter ended February 27, 2000, the Company began accounting for its investment in Kryotech using the cost method of accounting.

INTERMAGNETICS GENERAL CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

         The statements contained in this report that are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors that could cause the Company's actual results for fiscal 2000 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth herein, as well as other assumptions, risks, uncertainties and factors disclosed elsewhere in this report and in the Company's press releases, shareholders' reports and filings with the Securities and Exchange Commission, particularly the most recent annual report on Form 10-K, including but not limited to the Company's ability to successfully increase its production capacity for MRI magnets and expand product sales from, and continue operating improvements in, the Refrigeration Segment as well as continued strength and expansion in its core wire and MRI magnet markets.

         Segment information for the prior fiscal year has been restated to conform to the current year's presentation to show the separation of Superconducting Materials from Electromagnetic Products (formerly Magnetic Products). The Segment Discussion reflects results before intersegment eliminations.

Consolidated

         Several events occurred during the quarter ended February 27, 2000 which had an impact on the results of operations. These include a decision to exit the refrigerant business, resulting in a restructuring charge of $2,000,000, and the settlement of a claim by a former distributor together with associated legal expenses. These were nearly offset by a gain of $357,000 on recovery of prior years restructuring charges, a pre-tax gain of $392,000 on the sale of investments, and a gain of $1,620,000 on a prior year investment write-off. The net effect of these items was a reduction in net income of approximately $0.01 per share. Additionally, the gain on the investments sale helped lower the effective tax rate to about 38% in the current quarter due to utilization of previous capital loss carryforwards.

         Net sales increased in the first nine months and third quarter of fiscal 2000, compared to the same periods of fiscal 1999, due to increased sales in the Electromagnetics and Refrigeration Segments, which were somewhat offset by lower sales to external customers in the Superconducting Materials Segment. Gross margin rates increased slightly in the current periods. Excluding the effects of restructuring charges and recoveries, gross margin rates would have increased in the current quarter to 39.7% and for the nine months to 37.3% compared to 33.7% and 35.6% for the same periods in the prior year due to planned operating improvements.

         Product research and development expenses were lower in the current quarter and nine months compared to fiscal 1999. Declines in the Electromagnetic Segment, due to a higher level of external funding, were almost offset by the increases occurring in the Refrigeration Segment for improved and more cost-effective cryogenic products. Marketing, general and administrative expenses increased due mainly to additions of personnel and higher legal and consulting expenses. Amortization of intangible assets increased in the current quarter due to the amortization of production rights purchased from a former joint venture partner.

         Operating income was substantially higher in the first nine months of fiscal 2000 compared to fiscal 1999, due to increased sales and improved gross margins, as well as substantially lower restructuring charges in the current year. Operating income for the same period last year was adversely affected due to a total charge of $3,952,000 relating to costs and expenses associated with the closing of the Field Effects division.

Segment Discussion

         Electromagnetics Segment - Net sales in this segment increased approximately 27% and 19%, respectively, in the third quarter and first nine months of fiscal 2000 compared to the same periods in fiscal 1999 due to increased sales of magnets formerly supplied by the European joint venture which far exceeded lower sales of RF coils. Gross margins declined for the nine-month period due to continued declines in selling prices, lower sales of RF coils and an unfavorable sales mix with gross margin rates declining for all product lines. In the third quarter margin rates improved due to the substantial increase in magnet sales. Operating income was higher in the third quarter due to increased sales, and higher in the first nine months, due to the restructuring charges recorded in fiscal 1999.

         Superconducting Materials Segment - Total segment sales increased approximately 14% in the first nine months and third quarter of fiscal 2000 due to increased demand, in particular, intersegment demand. Because of this increased demand, gross margin rates substantially improved for the first nine months and third quarter. Operating income increased for the first nine months and third quarter due to higher sales and gross margins compared to the same periods in fiscal 1999.

         Refrigeration Segment - Total segment sales increased approximately 25% and 4%, respectively, during the third quarter and first nine months of fiscal

2000. The third quarter benefited from higher sales of both cryogenic products and refrigerants and the nine-month period increase was due to much higher sales of refrigerants. Gross margin rates were lower in both periods due to restructuring charges. Without the restructuring charges, gross margin rates would have improved greatly in the third quarter and slightly in the nine-month period. Reduced selling, general and administrative expenses (which were somewhat moderated by higher product research and development) resulted in a substantial decline in the segment's operating loss for the first nine months of fiscal 2000 before the $2,000,000 restructuring charge.

Year 2000 Disclosure

         The Company's information technology systems and facilities successfully completed the transition to the year 2000 with no adverse or negative impacts associated with the processing of date sensitive systems and equipment. The Company will continue to evaluate the year 2000 compliance of our business systems, facilities, and significant vendors, however the preponderance of the risk is believed to be eliminated. The Company estimates the total cost of its year 2000 assessment and remediation plan will amount to approximately $2.2 million, which is being funded through operating cash flows. Included in this amount is approximately $2 million for the implementation of an integrated business system, which is being capitalized because its purchase and implementation was primarily related to increases in system functionality.

Liquidity and Capital Commitments

         During the first nine months of fiscal 2000, the Company generated cash of $18,030,000 from operating activities. This was accomplished through higher earnings, reductions in accounts receivable and inventories, and higher accounts payable. The cash generated was principally used to purchase $3,554,000 of machinery and equipment, to repay short-term bank borrowings of $4,850,000, to provide loans to employees for IGC Common Stock purchases of $1,666,000, to repurchase $642,000 of treasury stock, to redeem $682,000 of Preferred Stock, and to increase cash balances. Cash balances were additionally increased by $995,000 from the sale of investments and $1,788,000 from stock option exercises.

         The Company's capital resource commitments as of February 27, 2000 consist principally of capital equipment commitments of approximately $2,040,000, a $2,191,616 note payable for the redemption of Preferred Stock (one-half of which is due June 2000 and June 2001) and $4,750,000 due before March 31, 2000 for the purchase of rights from the Company's former European joint venture. On November 30, 1999, the Company elected to redeem $2,873,616 of the Series A Preferred Stock and made an initial payment of $682,000 in cash and issued $2,191,616 of short-term notes for the balance. On December 1, 1999 the remaining $4,265,568 of the Series A Preferred Stock was automatically converted into 618,763 shares of Common Stock at $6.8937 per share. The Company has an unsecured line of credit of $25,000,000 that expires in October 2001, none of which was in use on February 27, 2000. The Company believes that it will have sufficient working capital to meet its needs for the foreseeable future. However, pursuit of large-scale applications in superconductivity and new refrigeration products or potential acquisitions may require the Company to seek additional financing in future periods.

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

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

         On October 18, 1999 Intermagnetics obtained a temporary restraining order in New York State Supreme Court Albany County preventing a former employee from commencing employment at GE Medical System's (GEMS) magnet manufacturing facility on the grounds that the employee would inevitably disclose Intermagnetics' trade secrets in his new position at GEMS. The employee was a magnet engineer at Intermagnetics and was hired for an equivalent position at GEMS. On December 1, 1999, the judge in the case lifted the restraining order but denied defendants' (GEMS and the employee) motion to dismiss the Company's claims. GEMS has appealed the judge's decision not to dismiss the case, and the employee and GEMS have filed counterclaims against the Company seeking $1M and $60M in damages, respectively. The Company believes the defendants' counterclaims are wholly without merit and cannot be supported by fact or law. The parties have agreed in principle to settle this matter and the Company does not believe the settlement will have any financial impact on the Company.


Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits
              None

(b)      Reports on Form 8K
           On February 11, 2000, the Company filed a Form 8-K announcing a change in Certifying Accountants.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       INTERMAGNETICS GENERAL CORPORATION



Dated:   April 12, 2000               By: /s/Glenn H. Epstein
                                          -------------------
                                          Glenn H. Epstein
                                          President and Chief Executive Officer



Dated:   April 12, 2000               By: /s/Michael C. Zeigler
                                          ---------------------
                                          Michael C. Zeigler
                                          Senior Vice President, Finance