Form 10-K
period 2000-05-28
INTERMAGNETICS GENERAL CORP
filed 2000-08-28
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended May 28, 2000
                                              -------------
                                       or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
                         For the transition period from
                           ____________ to ___________

                         Commission File Number 1-11344

                       INTERMAGNETICS GENERAL CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

                 New York                               14-1537454
      -------------------------------             -----------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)              Identification No.)

                 450 Old Niskayuna Road
                 Latham, New York                        12110
      ----------------------------------------    ----------------------
      (Address of principal executive offices)        (Zip Code)

        Registrant's telephone number, including area code (518) 782-1122
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered

Common Stock - $.10 par value                  American Stock Exchange
-----------------------------          ----------------------------------------

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

                            YES __X__   NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $197,000,000. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the American Stock Exchange on August 3, 2000. It assumes that all directors and officers of the registrant are affiliates. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares of the registrant's Common Stock outstanding, net of Treasury shares, as of August 3, 2000 was 12,913,676.


                       DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III below is incorporated by reference from the registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed within 120 days after the end of the registrant's fiscal year.

                                TABLE OF CONTENTS

PART I............................................................................................................4

ITEM 1.  BUSINESS DESCRIPTION.....................................................................................4
   ELECTROMAGNETICS SEGMENT.......................................................................................5
   REFRIGERATION SEGMENT.........................................................................................12
   LTS SUPERCONDUCTING MATERIALS SEGMENT.........................................................................15
   ENERGY TECHNOLOGY SEGMENT.....................................................................................18
   RESEARCH AND DEVELOPMENT......................................................................................23
   INVESTMENTS...................................................................................................24
   PERSONNEL.....................................................................................................25
   EXECUTIVE OFFICERS OF THE REGISTRANT..........................................................................26

ITEM 2.  PROPERTIES..............................................................................................27

ITEM 3.  LEGAL PROCEEDINGS.......................................................................................28

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................28


PART II..........................................................................................................29

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................................29

ITEM 6.  SELECTED FINANCIAL DATA.................................................................................30

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................31

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK..............................................36

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................36

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................36


PART III.........................................................................................................37

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................................37

ITEM 11. EXECUTIVE COMPENSATION..................................................................................37

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................................37

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................37


PART IV..........................................................................................................37

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........................................37
   (a)       FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS........................................................37
   (b)       REPORTS ON FORM 8-K.................................................................................42


SIGNATURES.......................................................................................................43

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Intermagnetics General Corporation ("Intermagnetics" or "Company") makes forward-looking statements in this document. Typically, we identify forward-looking statements with words like "believe," "anticipate," "perceive," "expect," "estimate" and similar expressions. Unless a passage describes an historical event, it should be considered a forward-looking statement. These forward-looking statements are not guarantees of future performance and involve various important assumptions, risks, uncertainties and other factors that could cause the Company's actual results for fiscal year 2001 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other assumptions, risks, uncertainties and factors disclosed throughout this report.

         Except for our continuing obligations to disclose material information under federal securities laws, we are not obligated to update these forward-looking statements, even though situations may change in the future. We qualify all of our forward-looking statements by these cautionary statements.



                                     PART I

ITEM 1.           BUSINESS DESCRIPTION

         Intermagnetics is a leading developer and manufacturer of superconducting materials, electromagnetic components and cryogenic refrigeration systems. These products are sold separately, or are combined together and sold as integrated sub-systems primarily in the magnetic resonance imaging (MRI), instrumentation and energy technology markets.

         Superconductivity is the phenomenon in which certain materials lose all resistance to the flow of electrical current when cooled below a critical temperature. Superconductors offer advantages over conventional conductors, such as copper, by carrying electricity with virtually no energy loss, and generating comparatively more powerful magnetic fields. The principal commercial application for the Company's technology is MRI. The Company also leverages its expertise in superconductivity and cryogenics to participate in the instrumentation market and to develop materials and products for the electric utility market.

         The Company designs, develops, manufactures and sells products in four segments: Electromagnetics, Refrigeration, Low Temperature (LTS) Superconducting Materials and Energy Technology. Electromagnetics includes low temperature superconducting ("LTS") magnets manufactured and sold by the IGC-Magnet Business Group ("IGC-MBG"), and radio frequency ("RF") coils manufactured and sold by IGC-Medical Advances Inc. ("IGC-MAI"), a wholly-owned subsidiary. Three wholly-owned subsidiaries make up the Company's Refrigeration segment. IGC-APD Cryogenics Inc. ("IGC-APD") and IGC-Polycold Systems Inc. ("IGC-Polycold") manufacture and sell low and very low temperature refrigeration equipment. The Company is in the process of exiting the business of the third subsidiary in this segment, InterCool Energy Corporation ("ICE"), which sells refrigerants for mobile and stationary applications. The LTS Superconducting Materials Segment includes LTS wire and cable manufactured and sold by the Company's IGC-Advanced Superconductors division ("IGC-AS"). The Energy Technology Segment consists primarily of the design and manufacture of high temperature superconducting ("HTS") material and related products by the Company's newest subsidiary, IGC-SuperPower, LLC ("IGC-SuperPower"), primarily for the electric utility market.

         Through May 30, 1999, the activities of the Energy Technology segment were included in the Electromagnetics segment. Segment data for prior years has been adjusted to conform with current year presentation.


                            ELECTROMAGNETICS SEGMENT
                            ------------------------


A.       Introduction

         1.       About MRI and Other Magnets Generally

         The single largest existing commercial application for superconductivity is the magnetic resonance imaging system ("MRI System"). Hospitals and clinics use MRI Systems for non-invasive, diagnostic imaging of organs within a patient's body. At the core of an MRI System is a large, highly engineered magnet system. The magnet system can be based upon a resistive electro-magnet, a permanent magnet or a superconductive magnet. Intermagnetics designs and manufactures superconductive magnets, which offer far more powerful, high-quality magnetic fields with virtually no power loss. Higher magnetic field strengths (measured in Tesla) correlate with improved "signal-to-noise" ratios, which can in turn lead to higher quality images in shorter acquisition times. The annual commercial market for new MRI Systems, upgrades and accessories in calendar year 2000 is estimated at approximately $3.2 billion worldwide. A small number of system integrators dominate the MRI industry. They include GE Medical Systems ("GE"), Siemens Corporation ("Siemens"), Philips Medical Systems Nederlands B.V. ("Philips"), Hitachi Medical Corporation ("Hitachi"), Toshiba Corporation ("Toshiba") and Marconi Medical Systems (formerly Picker International Ltd.). Intermagnetics supplies key components to a number of these integrators. (See "Principal Products" below.)

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

         2.       About MRI Radio Frequency (RF) Coils Generally

         All MRI Systems use RF coils placed inside the bore of the magnet, or more generally placed onto the patient. The RF coil acts as an antenna to transmit and/or receive radio frequency signals from the human body as it lies inside the strong magnetic field of the MRI System. These radio frequency signals are transferred electronically to the MRI System computer where they are reconstructed into a clinically useful diagnostic image.

         Specialized RF coils -- those dedicated to imaging particular parts of the human anatomy, such as the knee, neck, wrist, foot, etc. -- increase the number of diagnostic applications for which an MRI System can be used. The increased number of applications increases the potential utilization rate of a given MRI System, which typically helps to economically justify the acquisition of that system. In addition, specialized RF coils designed to image a specific part of the human body will yield a sharper, more detailed image that typically is more clinically useful than a similar image produced with a multi-purpose large body RF coil. The Company believes most MRI Systems benefit from an array of seven to ten separate specialized RF coils.

         Each MRI System model creates the opportunity for development of a new array of RF coils. This is the case because an RF coil must work closely with the MRI System in which it is used. Consequently, RF coils are designed for a specific manufacturer's system configuration and its related characteristics. Hence, RF coils may not be moved easily between MRI Systems manufactured by different companies, from one field strength magnet to another, or even among different models manufactured by a single company.

B.       Principal Products

         The Company derived approximately 60% and 55% of its net sales in fiscal years 2000 and 1999, respectively, from the sale of products in its Electromagnetics segment. Those sales consisted primarily of MRI-related products, including superconductive MRI magnet systems and RF coils. Within its Electromagnetics segment, the Company produces the following:

o Superconductive MRI Magnet Systems. Through IGC-MBG, the Company manufactures and sells superconductive MRI magnet systems to MRI System integrators for use in stationary and mobile applications. During fiscal years 2000, 1999 and 1998, MRI magnet systems accounted for 50%, 43% and 50%, respectively, of the Company's net sales. The Company's latest generation of superconductive MRI magnet systems consists of three types of systems with field strengths of 0.5, 1.0 and 1.5 Tesla ("T"). In April 2000, IGC-MBG announced a development program with Philips for a 3.0T magnet product, although the Company does not expect this program to have a material impact in fiscal year 2001.

         The Company's MRI magnet systems are made with LTS wire from IGC-AS (and other suppliers) and fitted with cryogenic refrigerators (shield coolers) supplied by IGC-APD. The Company is the only fully integrated manufacturer of superconductive MRI magnet systems, which the Company views as a competitive advantage in the MRI market, as well as in the instrumentation and energy technology markets.

o Other Superconductive Magnet Systems. Through IGC-MBG, the Company has the capacity to design and build superconductive magnet systems for various scientific, energy storage and defense applications. These usually are one-of-a-kind, custom-built systems. For example, the Company is working with the National High Magnetic Field Laboratory at Florida State University, to design and manufacture a technology-leading superconductive magnet for a 900 MHz NMR system. Systems with higher operating frequencies offer better sensitivity and discrimination in the analysis of complex molecules. To date, the Company has not had significant sales of non-MRI magnet systems.

o RF Coils for MRI Systems. Through IGC-MAI, the Company manufactures and sells RF coils for use in MRI Systems. IGC-MAI's current product line includes ten anatomical applications with more than fifty product groups available in magnetic field strengths from 0.2T to 3.0T, for a total of more than 150 products. In fiscal years 2000, 1999 and 1998, RF coils accounted for 10%, 13% and 11%, respectively, of the Company's net sales.

C.       Marketing

         The Company markets its magnet systems through its own personnel. In addition, in 1987 it licensed the manufacture and marketing of superconductive MRI magnet systems to its European joint venture. That license expired on December 31, 1999. (See "European Joint Venture" below.) The Company also has a wholly-owned European marketing and service subsidiary in the U.K., as well as a foreign sales corporation located in Barbados. IGC-MAI markets its RF coils through a direct sales force to domestic MRI System integrators and end-users, such as hospitals, clinics and research facilities. Internationally, IGC-MAI markets its RF coils through direct sales to foreign-based MRI System integrators and to end-users through a combination of distributors and direct contact with customers in selected markets.

         Export Sales. Products sold to foreign-based companies, such as Philips in the Netherlands, or Hitachi and Toshiba in Japan, were accounted for as export sales even if some of the products sold were installed in the U.S. On that basis, the Company's net export sales (including the Refrigeration segment) for fiscal years 2000, 1999 and 1998 totaled $76.8, $61.1 and $57.3 million, respectively, most of which were to European customers.

         Principal Customers. Sales to customers accounting for more than 10% of the Company's net sales aggregated approximately 61% of net sales in fiscal 2000, 54% of net sales in fiscal 1999 and 55% of net sales in fiscal 1998. (See Note K of Notes to Consolidated Financial Statements included in response to
Item 8.)

         The Company sells a substantial portion of its products in the MRI industry to four customers, two of which are significant. Philips is the principal customer for the Company's MRI magnet systems. In fiscal year 1999, Intermagnetics and Philips executed a new sales agreement with an initial five-year term. The term is extended each year such that the agreement will continue in effect on a rolling five-year basis, unless otherwise terminated in accordance with certain provisions of the agreement. Under this agreement, Intermagnetics is the sole supplier of certain MRI magnet systems to Philips. Sales to Philips (including sales by the Refrigeration segment) amounted to approximately 50%, 41% and 44% of the Company's net sales for fiscal 2000, 1999 and 1998, respectively.

         The Company's second principal customer for MRI products is GE Medical Systems ("GE"). The Company sells LTS wire to GE for use in GE's MRI magnet systems, as well as RF coils for use with GE's MRI Systems. Under the Company's current arrangement with GE, GE places orders for LTS wire and RF coils from time to time with the Company. Sales to GE (including sales by the LTS Superconducting Materials segment) accounted for approximately 11%, 13% and 11% of the Company's net sales for fiscal 2000, 1999 and 1998, respectively.

D.       European Joint Venture

         In 1987, the Company and Alstom Energy, S.A. ("Alstom") created a joint venture named Alstom Intermagnetics ("AISA") located in France. AISA manufactured superconductive MRI magnet systems under a license from the Company, and supplied a portion of Philips' requirements for superconductive MRI magnet systems under an agreement that terminated on December 31, 1999.

         Effective May 30, 1999, the Company sold its interest in AISA to Alstom for three hundred thousand dollars ($300,000 U.S. currency). In fiscal year 2000, the Company consolidated AISA's magnet production in the Company's Latham, New York facility, and AISA ceased production of superconductive MRI magnet systems. In consideration of the obligations of AISA and Alstom under the termination agreement, Intermagnetics paid AISA nine million dollars ($9,000,000 U.S. currency).

E.       Competition/Market

         U.S. sales of MRI Systems grew in each of calendar years 1997, 1998 and 1999. The Company's growth in this segment is dependent on its customers' ability to grow their respective businesses, and on the Company's ability to attract new customers. There are no assurances that such growth will continue in the future. In addition, healthcare cost control initiatives and regional economic conditions could negatively impact continued growth.

         Two emerging MRI applications could provide additional growth opportunities for the Company's products in the future. MRI System integrators are developing systems that can be used as non-invasive diagnostic tools for cardiac disease. These systems could replace the need for interventional X-rays. Functional MRI (fMRI) is another emerging area. Specialized gradient coils could allow an MRI System to be used as a non-invasive tool for (a) pre-surgical mapping of the brain; (b) quantification of psychiatric disease and (c) human brain mapping. The Company is well-positioned to supply specialized MRI magnet systems and coils to address these emerging markets. There are no assurances that these markets will become significant or that the Company will be successful in providing commercial products for these markets.

         MRI Systems compete indirectly with other diagnostic imaging methods such as conventional and digital X-ray systems, nuclear medical systems, ultrasound and X-ray CT scanners. Most large MRI Systems suppliers perceive higher field strength imaging systems (1.0T or greater) based upon superconductive magnets to have technical advantages over MRI Systems that use resistive electromagnets and permanent magnets, which are limited in field strength either by high power consumption or by basic material properties. Lower field strength systems generally produce lower quality images, although rapid gains in computer technology have offset some of this quality loss. In addition, "open" magnet configurations based on permanent and resistive magnets have enjoyed rapid growth in market share over the past few years, although this growth appears to have leveled off in calendar year 1999. It is too soon to assess the impact on market share of recently introduced "open" systems based on superconducting magnets.

o Superconductive MRI Magnet Systems. Within the market for superconductive MRI magnet systems, the Company's competitors fall into two categories: (1) magnet manufacturers that make MRI magnet systems for MRI System integrators; and (2) MRI System integrators that manufacture superconductive magnet systems for their own use.

         The Company considers Oxford Magnet Technology Limited ("OMT") its principal competitor in the first category. OMT is a joint-venture between Siemens (51%) and Oxford Instruments Group, plc ("Oxford") (49%). OMT supplies MRI magnet systems to two MRI system integrators:
         Siemens and Marconi. OMT sells substantially more superconductive MRI magnet systems and has greater production capacity than the Company; however, the Company believes it can compete effectively against OMT on the basis of technology and price.

         Competitors in the second category include companies like GE and Toshiba that manufacture MRI magnet systems for use in their own MRI Systems. While these integrators do not purchase Intermagnetics' magnet systems, they present a market opportunity to Intermagnetics for its component products. For example, Intermagnetics sells LTS wire and RF coils to GE. The Company also sells RF coils to Toshiba.

         Within the market for superconductive MRI magnet systems, the Company also has seen increased competition from low-field "open" MRI magnet systems. These systems are designed to reduce the feeling of claustrophobia in a patient undergoing imaging, and may give medical personnel greater access to the patient during imaging. While the Company does not currently manufacture an "open" MRI magnet system, it does manufacture a magnet system for another rapidly growing segment of the market: compact high field MRI systems. Philips is the Company's primary customer for this magnet system.

o Other Superconductive Magnet Systems. Historically, the Company has competed against many different companies domestically and internationally (including Oxford, which dominates the worldwide market for NMR systems) for the opportunity to design and build non-MRI superconductive magnet systems. To date, the Company's sales of such systems have not been significant.

o RF Coils for MRI Systems. The Company believes that the market for RF coils will grow faster than the market for MRI Systems because: (i) the number of MRI applications using specialized RF coils is increasing;
         (ii) RF coil technology is being improved continuously, with an average technology obsolescence rate of approximately three years; and (iii) an increasing number of existing MRI Systems are being upgraded by MRI System integrators at a much lower cost than replacing an entire MRI System. An added set of RF coils typically is needed in connection with each upgrade.

         The Company's primary RF coil competitors consist of independent manufacturers that make RF coils for sale to MRI System integrators and end-users. The Company also experiences competition from MRI System integrators that manufacture RF coils for sale with their MRI Systems.

         Most MRI System integrators outsource RF coil development and manufacture to companies such as IGC-MAI; although, the Company believes Siemens and Philips have maintained the most extensive in-house coil development activities of the major MRI System integrators. If the MRI System integrators decide to pull RF coil development in-house, access to the market for independent RF coil manufacturers could be limited. The Company believes this risk is remote, however, because outsourcing specialized RF coils generally results in lower cost and faster time-to-market than with in-house resources.

         There are several independent RF coil manufacturers of various size. The Company believes that, of these companies, two compete with IGC-MAI against its full product range. The other competitors offer limited product lines and generally lack organizational infrastructure and extensive product development capabilities to compete across IGC-MAI's broad product line at this time. Competition generally is based upon price and diagnostic image quality. To remain competitive, the Company must continue to offer high quality, technically advanced products while reducing costs. In fiscal year 2000, IGC-MAI faced increased competitive pressures on both price and new technology. Its two main competitors grew in both size and market share, mainly as a result of their supply relationship with one major MRI System integrator. While the Company is responding to these challenges with new products and expanded distribution, there are no guarantees that IGC-MAI will be successful in regaining significant market share.

F.       Patents

         The Company believes at the present time that patents are not a significant competitive factor in the conduct of its business in the Electromagnetics segment. The Company directly or indirectly either owns, or is a licensee under a number of patents relating to RF coils and magnet systems. There are no assurances that changing technology and/or emerging patents will not adversely impact the Company's current patent position or its competitiveness. In addition, while the Company is focusing on developing and patenting new technologies, there are no assurances that there will not be competing patents issued, or that such technology will become commercially significant.

G.       Raw Materials and Inventory

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

                              REFRIGERATION SEGMENT
                              ---------------------

A.       Introduction

         Three wholly-owned subsidiaries comprise the Company's Refrigeration segment: IGC-APD and IGC-Polycold design, manufacture and sell low temperature (semi-cryogenic) and very low temperature (cryogenic) refrigeration equipment; and InterCool Energy Corporation ("ICE") sells refrigerants.

         The Company derived approximately 30% of its net sales in each of fiscal years 2000 and 1999, respectively, from the sale of products in its Refrigeration segment.

B.       Principal Products

         IGC-APD's product line includes shield coolers (refrigerators) used in the production of MRI magnet systems, a specialized cryogenic refrigeration system sold under the registered tradename CRYOTIGER (R) and specialized water pump systems and cryopumps sold under the registered tradenames AquaTrap (R) and Marathon (R) that are used primarily in the manufacture of semiconductors. Shield coolers currently make up IGC-APD's largest product line. In fiscal year 2000 IGC-APD experienced significant growth generated by demand from the semiconductor industry and the Company expects that growth to continue in fiscal year 2001.

         IGC-Polycold manufactures and sells a line of low temperature refrigeration systems in the -40 to -90 Celsius range. The Company acquired IGC-Polycold in fiscal year 1998. IGC-Polycold's refrigeration systems are used in several markets, including optical coating, semiconductor manufacturing, magnetic media, decorative coating, plastic coating and roll/web coating. In fiscal 2000, sales to the optical coating industry made up the largest single market for IGC-Polycold's products. The Company believes, however, that IGC-Polycold's served market in the semi-conductor industry will grow faster than optical coating in fiscal year 2001.

         Historically, the semiconductor market has been cyclical based on demand for technology products such as personal computers and cellular phones. Accordingly, the growth of product lines from IGC-APD and IGC-Polycold that serve this market may be adversely affected by a downturn in the semiconductor industry.

         ICE developed environmentally acceptable refrigerants under the registered tradename of FRIGC (R) to replace ozone-depleting chlorofluorocarbons ("CFC's"). ICE's core product, FRIGC FR-12 (sold under ASHRAE designation R-416A), is an EPA-approved replacement for R-12 (the leading CFC refrigerant) in mobile and certain stationary air conditioning and refrigeration systems. In fiscal year 2000, the Company decided to exit this business and has taken an appropriate restructuring charge (see Note C of the Notes to Consolidated Financial Statements included in response to Item 8.)

         IGC-APD, IGC-Polycold and ICE also license certain mixed gas refrigerant technology to third parties for use in markets in which the Company does not otherwise participate.

C.            Marketing

         IGC-APD markets its shield coolers through a direct sales force located in its Allentown, Pennsylvania headquarters, its office in Sunnyvale, California and its office in the U.K. IGC-APD's other cryogenic and semi-cryogenic products are marketed worldwide through its direct sales force and through scientific and vacuum equipment sales representatives and distributors. In addition, IGC-APD has a worldwide partnership with Daikin Industries, Ltd. ("Daikin"), a Japanese company, pursuant to which the parties sell common cryopumps under the "Marathon" trademark in well-defined territories. In fiscal year 1999, IGC-APD licensed a non-core portion of its laboratory systems business to a third party, which now markets and sells IGC-APD's laboratory systems on an exclusive basis.

         IGC-Polycold markets its line of refrigeration systems through a direct sales force based in its San Rafael, California headquarters, two key distributors located in Japan and Germany, and through a worldwide network of sales representatives. In addition, IGC-APD and IGC-Polycold share common direct sales and marketing teams. In fiscal year 2000, IGC-APD and IGC-Polycold began marketing their combined product lines as "Cool Solutions" to OEM's. As a result of this effort, the companies secured two new OEM customers for two new product platforms.

         In connection with the restructuring, the Company eliminated ICE's direct sales force in fiscal year 2000 and is selling its current inventory of FRIGC FR-12 through a master distributor.

D.       Competition/Market

         IGC-APD supplies shield coolers to IGC-MBG for its superconductive MRI magnet systems. In addition, IGC-APD sells these refrigerators to other manufacturers of superconducting MRI magnet systems. IGC-APD licenses Daikin to produce shield coolers and other cryogenic products for the Japanese market. The Company considers its principal competitor in the manufacture of shield coolers to be Leybold AG ("Leybold"). Leybold has greater production capacity and financial resources than the Company, and has successfully locked up many of IGC-APD's potential customers in multi-year supply agreements. In addition, Sumitomo Heavy Industries supplies shield coolers to a major MRI System integrator, and may become a supplier to other IGC-APD customers or potential customers.

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

         IGC-Polycold's major competitors include Sanyo and Shin Meiwa in Japan, and Helix domestically. In fiscal year 2000, two additional competitors emerged, but it is too soon to assess the impact they may have on IGC-Polycold's market share. IGC-Polycold also competes with the use of liquid nitrogen as an alternative to IGC-Polycold's low temperature refrigeration systems. The Company generally competes in this area on the basis of efficiency and/or cycle time, as well as price, availability and product quality. In fiscal year 2000, IGC-Polycold implemented a program to increase its production capacity to meet increased demand for its products, primarily from the semiconductor industry. If the Company is unable to ramp up its capacity sufficiently to meet this demand, it may experience increased competitive pressure from alternative suppliers. In addition, with respect to both IGC-APD and IGC-Polycold, there are no assurances that emerging technology will not adversely impact their competitiveness.

         ICE's FRIGC FR-12 refrigerant has been marketed as a substitute for R-12 in automobile, truck and bus air conditioning systems and in certain stationary applications, such as building air conditioning systems, refrigeration systems and food chillers. FRIGC faced strong competition in all of its markets from (a) other replacement alternatives and (b) the continued availability of R-12 notwithstanding the phase-out of domestic production of R-12 at the end of 1996. While the availability of R-12 appeared to dwindle somewhat in fiscal year 2000, competition from other replacement refrigerants remained strong. While the Company believes that FRIGC FR-12's superior technical performance, safety record and superior operating performance compared to other blends make it an attractive choice as a replacement refrigerant, it has decided to exit this non-core business(see Section B above).

E.       Patents

         Patents are a significant competitive factor for the Company's Refrigeration segment. IGC-APD's CRYOTIGER line is based upon its patented proprietary technology. IGC-APD's AquaTrap systems are based principally on IGC-APD's proprietary CRYOTIGER technology. While IGC-Polycold does have some patent protection for its products, patents currently are not a significant competitive factor for IGC-Polycold. Patents may become more significant in the future, however, as IGC-Polycold develops new products. The Company's success in marketing its refrigeration products will depend on its continued ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of others. No assurance can be given that any additional patents will issue with respect to patent applications filed or to be filed by the Company. Furthermore, even if such patents issue, there can be no assurance that any issued patents will protect against competitive products or otherwise be commercially valuable. No patents that the Company considers significant expire during the next five years.

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

         ICE is in the process of selling its current inventory of FRIGC FR-12 and does not plan to order additional quantities from its refrigerant supplier.

G.       Warranty

         In fiscal year 1999, IGC-APD experienced significant warranty obligations, which adversely affected its overall financial performance. IGC-APD addressed the warranty issue and its warranty obligations in fiscal year 2000 were not significant.


                      LTS SUPERCONDUCTING MATERIALS SEGMENT
                      -------------------------------------

A.       Introduction

         There are two broad classes of superconductive materials; low temperature ("LTS") and high temperature ("HTS") superconductors. LTS materials are metals and alloys that become superconductive when cooled to temperatures near absolute zero (4.2 Kelvin or minus 452 F). Because of their superior ductile characteristics, LTS materials generally are used in the form of flexible wire or cable (LTS cable is made up of bundles of LTS wire). HTS materials are composed of ceramic-like compounds that become superconductive when cooled to temperatures close to that of liquid nitrogen (77 Kelvin or minus 321 F) and primarily are manufactured in the form of tape (basically, flat wire). HTS materials are discussed in the Energy Technology Segment below.

         LTS wire is used today mainly in the manufacture of MRI magnet systems and for high-energy physics applications.

B.       Principal Products

         Through IGC-AS, the Company manufactures and sells the two principal LTS materials that are commercially available for the construction of superconductive magnets: niobium-titanium ("NbTi") wire, and niobium-tin ("Nb3Sn") wire. In contrast to the relatively large market for NbTi wire, Nb3Sn multi-filamentary wire is sold only in limited quantities. This is because NbTi wire is more cost effective for MRI magnet systems, which is the leading market for LTS wire. The Company has seen a significant increase in government-sponsored work for non-MRI applications through its participation in the Large Hadron Collider project for the European Organization for Nuclear Research ("CERN") in Switzerland, and the Superconducting Tokamak Advanced Research Project in Korea. These multi-year programs offer potential for increased non-MRI wire and cable orders. During each of fiscal years 2000, 1999 and 1998, sales of LTS wire and cable (excluding intercompany sales) accounted for approximately 9%, 12% and 12% of the Company's net sales.

C.       Marketing

         The Company markets its wire/cable through its own personnel. (See "Electromagnetics Segment - Marketing" for information about principal customers.)

D.       Competition/Market

         The single largest commercial market for LTS wire is MRI. In fact, most of the LTS wire manufactured by the Company is used for superconductive MRI magnet systems (either internally by IGC-MBG, or externally by other customers). The Company believes that it, Oxford Superconducting Technology and VACUUMSCHMELZE GmbH & Co. KG are the major suppliers of NbTi wire for the MRI market, although Alstom and Europa Metalli also supply LTS wire to this market. While there are several other foreign and domestic manufacturers of NbTi superconductive wire, none of them have been a significant factor in the worldwide MRI market.

         The Company has a contract to supply nearly 100 tons of LTS cable to CERN for the Large Hadron Collider Project, a European government-sponsored program. European companies (Alstom, VACUUMSCHMELZE and Europa Metalli) will supply an additional 1,400 tons of cable to CERN and Furukawa Electric, a Japanese company, will supply 100 tons of cable. The Company believes that the quantity of wire required for this project exceeds that required for the global MRI market. Even with this significant project, industry capacity for NbTi wire is greater than current demand, and the Company has seen substantial pressure on prices. The Company's prices for LTS wire/cable currently are competitive, and the Company believes that product quality and the ability to meet delivery schedules are factors important to its market position. There are no assurances, however, that the Company can remain competitive without future price reductions, or that the Company can find means to offset price reductions with further cost reductions. In addition, the CERN program is technically challenging and there are no assurances that IGC-AS will succeed in meeting CERN's specification and delivery requirements.

         The Company is also a major U.S. supplier of Nb3Sn superconducting wire. Oxford Superconducting Technology participates in the domestic market, and there are a number of manufacturers of Nb3Sn wire in Japan and Europe. Nb3Sn wire is used in the commercial nuclear magnetic resonance and high field magnet markets, as well as in government-sponsored programs. The Company believes that it and one other Company in Japan, Mitsubishi Electric, are the only companies supplying substantial quantities of Nb3Sn material needed for the Superconducting Tokamak Advanced Research Project in Korea.

         In the area of LTS wire/cable, practical and more cost-effective HTS materials developed by the Company and others could eventually reduce the market for the Company's current LTS products, although the Company does not, at this time, believe this is likely to happen in the near future. (See "Energy Technology Segment" below.)

E.       Patents

         The Company believes at the present time that patents are not a significant competitive factor in the conduct of its business in the LTS Superconducting Materials segment. The Company directly or indirectly either owns, or is a licensee under a number of patents relating to LTS materials and the manufacture thereof. There are no assurances that changing technology and/or emerging patents will not adversely impact the Company's current patent position or its competitiveness.

F.       Raw Materials and Inventory

         There are two sources for NbTi raw material required for production of NbTi wire. While the Company has not experienced difficulty in obtaining such materials, fluctuation in demand caused by large projects such as the Large Hadron Collider being constructed by CERN in Switzerland, could create temporary imbalances in supply and demand and thus adversely impact the price of such raw material. The Company has negotiated a multi-year contract with a key supplier in order to reduce this risk and stabilize supply and price.

G.       Warranty

         The expense to the Company to date for performance of its warranty obligations in the LTS Superconducting Materials segment has not been significant.

                            ENERGY TECHNOLOGY SEGMENT
                            -------------------------

A.       Introduction

         High-temperature superconducting (HTS) materials are composed of ceramic-like compounds. HTS materials become superconducting at higher temperatures than those required to maintain superconductivity in LTS materials. For example, HTS materials typically remain superconducting when cooled to temperatures similar to that of liquid nitrogen (77 Kelvin or minus 321 F). Accordingly, HTS materials usually require less sophisticated and less costly cryogenic refrigeration systems. In addition, certain HTS materials can be used to generate magnetic fields higher than can be reached using LTS materials.

         The Company has maintained an HTS program since HTS materials were first identified in 1986. Initially, the Company and others pursued the development of "First Generation" HTS wires and tapes using Bismuth-based materials. The Company and others have incorporated these First Generation conductors into successful prototype products. Despite improvements in these First Generation wires and tapes, the Company believes that the high cost of raw materials required for First Generation conductors (notably, high-purity silver) and certain performance limitations will prevent widespread commercialization.

         More recently, the Company shifted its focus to "Second Generation" HTS conductors. These conductors are based on less expensive metal alloy substrates (e.g., nickel) and can be manufactured using a far less labor-intensive process than First Generation conductors. Based on these factors, and the superior performance demonstrated by Second Generation conductors, the Company believes these conductors can reach cost and performance levels necessary for commercialization. Accordingly, in fiscal year 2000, the Company formed a new subsidiary, IGC-SuperPower, LLC, to develop and commercialize electric power devices that utilize HTS materials. IGC-SuperPower intends to incorporate HTS wire products (initially, First- and subsequently, Second-Generation) into electric power devices (see "Principal Products" below) for sale primarily into the electric power utility marketplace.

         It is the Company's belief that Second Generation HTS conductors can be made in sufficient quantity and length, and with cost and performance attributes that will meet the commercial requirements of the applications being pursued by the Company. It is expected that it will take at least three to five years to reach such commercial thresholds. To date, Second Generation HTS conductors have been successfully demonstrated by the Company or other entities only on a laboratory scale. There can be no assurance that the Company will be successful in extending the laboratory results to a manufacturing scale with cost and performance levels adequate for successful commercialization.

B.       Principal Products

         (i)      Second Generation HTS Conductor

         As a pre-requisite to developing commercially successful HTS-based electric power devices, the Company intends to develop, manufacture and sell (both internally and externally) Second Generation HTS conductor. To that end, in March 2000 the Company entered into a three-year collaborative technology transfer agreement (the "LANL/ANL Agreement") with two U.S. Department of Energy national laboratories (the Los Alamos National Laboratory ("LANL") and the Argonne National Laboratory ("ANL")). Under this agreement, LANL and ANL will assist the Company in scaling up to commercial manufacturing levels certain promising HTS deposition processes developed by LANL. The Company will have exclusive access to technology developed under the agreement, and has the first right to negotiate an exclusive license within a field of use, for reasonable terms and conditions, to inventions made by LANL and ANL under the agreement. The Company will bear approximately half of the estimated $2.5 million development cost and the laboratories will share the other half. In addition, the Company announced in June 2000 the signing of a contract with the U.S. Department of Energy ("DOE Agreement") for the first phase of a three-year, $4.5 million project to commercialize the manufacturing process for Second-Generation HTS conductors. This contract will complement the LANL/ANL Agreement. In the DOE Agreement, Intermagnetics and DOE will share the costs of developing the new manufacturing process. The first phase, with costs of approximately $500,000, is expected to be completed by December 2000. The Company expects the program to continue for three more phases, bringing total expenditures to about $4.5 million over the three-year period.

         (ii)     HTS-Based Electric Power Devices

         Using initially First Generation and, subsequently, Second Generation HTS conductor, the Company intends to develop electric power devices for sale primarily into the electric power utility marketplace. IGC-SuperPower would manufacture and sell HTS components and devices for products such as:

                  (a) HTS Transformer: Conventional copper-wound, oil-filled transformers are heavy, costly and of massive size relative to output. They are also susceptible to fire and explosion. HTS technology has the potential to enhance operating cost and performance while offering reductions in both size and weight. Specifically, HTS transformers would eliminate the fire and explosion hazard associated with conventional oil-filled transformers, run indefinitely above rated power without reduction of transformer life, provide more power per unit volume in existing substations, and increase operational electrical efficiency. Initially, HTS will have to compete against conventional copper-based transformer technology to gain acceptance and market share.

                           Together with its partner Waukesha Electric Systems
                  (an operating unit of SPX Corporation), the Company in 1998 successfully developed and tested a 1 MVA HTS transformer prototype using First Generation conductor. The Company and Waukesha are currently developing a 5/10 MVA HTS transformer prototype. The ultimate goal of the program is to develop a 30 MVA HTS transformer for the commercial market.

                  (b) HTS Fault Current Controller: HTS Fault Current Controllers ("FCC") are a new type of device enabled by HTS technology that potentially provide the ability to limit damaging, high-current transients to power station and substation components. By avoiding the damage to equipment created by such swings in power level, electric utilities can defer or eliminate the need for several types of equipment upgrades or replacement, such as additional parallel bus, switchgear, transformers, etc. FCC's can potentially also be used as power valves in the transmission network, allowing loads to be shifted from higher to lower loaded lines, significantly increasing network efficiency.

                           As part of a team lead by General Atomics,
                  Intermagnetics participated in the development of a 15kV, 20kA HTS FCC using First Generation HTS conductor. The complete FCC assembly was installed and tested at Southern California Edison in July of 1999. The Company's HTS coils met and exceeded specifications. The FCC system currently is at Los Alamos National Laboratory for cooling system modification (the cooling system was not supplied by the Company). We believe the system will be re-installed on the grid in calendar year 2001.

                  (c) HTS Transmission Cable: An HTS transmission cable can carry three to five times more power than a conventional copper cable system. This has potential advantages in circumstances where new underground installation is too expensive, the terrain too difficult or where overhead right of way is not available. Given their high current-carrying capacity and other attractive characteristics, HTS cables may open up new alternatives in network design. A superconducting cable would also eliminate environmental concerns because it does not use oil like conventional cables. HTS cables provide increased operating efficiency. HTS cables could be retrofitted into existing conventional cable ducts allowing for the delivery of more power as well as creating conduit space for telecommunications fiber. HTS cables could also provide improved power quality by overriding peak loads and improved operating efficiency through lower line losses.

                           In collaboration with Southwire Company,
                  Intermagnetics developed First Generation HTS conductor for a 30m, 12.5kV, 1,250A HTS power cable that was commissioned in February 2000. This is the first known "real world" demonstration of an HTS cable. The cable currently provides power to three Southwire manufacturing plants.

C.       Marketing

         The Company intends to reach the electric utility marketplace via strategic relationships with existing suppliers of electric power equipment. While a strategic relationship already exists with Waukesha Electric Systems, the Company believes it will be necessary to obtain additional strategic partners in order for it to compete successfully. There can be no assurance that such strategic marketing partners will be found, or that such partners will be successful in bringing any of the Company's products to market.

D.       Competition/Market

         With respect to HTS-based products, the Company anticipates that it will participate principally as a developer and manufacturer of cables, devices, and associated cryogenic refrigeration systems and also as a developer and supplier of HTS conductors (i.e.: wires/tapes). The Company believes that it can compete effectively by leveraging its experience in superconducting materials and cryogenic refrigeration systems, and its long track record of world-class technical achievements and profitable commercialization of LTS products. However, many of the Company's competitors have resources that are greater than the Company, and there can be no assurance that the Company will be successful in achieving a commercially significant position in this highly-competitive emerging marketplace.

         The Company believes its most significant U.S.-based competitor for HTS materials is American Superconductor Corporation, which has established strategic development and/or marketing relationships with a number of existing suppliers and users of electric power equipment. Internationally, competitors include NKT, Pirelli, Sumitomo and Furukawa for cables, and Siemens and ABB for transformers and FCC's. The Company also competes with 3M, Sumitomo and Fujikura on Second Generation conductor.

         The underlying economics for HTS-based products appear to be attractive. However, potential commercial end-users lack experience with such products in field operations. This has tended to limit the adoption rate, especially in the context of larger, more expensive applications such as those for utility power plants and electric networks. Managers of electric utilities focus on issues of long-term reliability, compatibility and maintenance, and must make investments with a 40-year time horizon. For this reason, only the most forward-looking utilities have begun to test prototype HTS systems. HTS-based products ultimately will need to justify themselves in economic and performance terms before widespread adoption can take place. Before HTS wire or cables can replace conventional conductors available today, the price/performance relationship of HTS must be demonstrated reliably. On the basis of forecasted improved performance in Second Generation HTS conductor, the Company expects to achieve HTS conductor selling prices that will stimulate broad, commercial demand. However, there are many technical hurdles that must be overcome before this goal can be attained.

         The Company does not believe its current overall operations depend upon successful market acceptance of HTS-based products or devices, nor are the Company's continued operations necessarily dependent on its success in the HTS marketplace, even if HTS-based products or devices do become commercially viable. However, if technical problems are solved and HTS materials become economically feasible for commercial applications in fields in which the Company competes, then the Company could be adversely affected unless it is able to develop products or devices using HTS materials. Accordingly, while representing a relatively high-risk, long-term investment of its resources, the Company perceives HTS technology as being of important strategic interest.

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

E.       Patents

         Management believes that its current patent position, together with its expected ability to obtain licenses from other parties to the extent necessary, will provide the Company with sufficient access to relevant intellectual property to develop and sell HTS wires and system components consistent with its business plan. However, the patent situation in HTS is unusually complex. Since the discovery of high temperature superconductors in 1986, rapid technical advances have resulted in the filing of a large number of patent applications relating to superconductivity worldwide. Many patents and patent applications overlap and are contested. A protracted interference proceeding in the U.S. regarding the fundamental Second Generation HTS composition (YBCO) recently reached its conclusion in favor of Lucent Technologies Inc. However, a considerable number of intellectual property ownership issues with respect to HTS materials and processes remain contested. A number of patents and patent applications of third parties relate to the Company's current and future products. The Company may need to acquire licenses for those patents, successfully contest the scope or validity of those patents, or design around patented processes or applications.

         The Company recently obtained a non-exclusive license to Lucent Technology's HTS patent portfolio, including a license to YBCO, one of the key raw materials the Company is developing for use in Second Generation HTS conductors. Lucent's YBCO patent application is expected to issue as a U.S. patent within the next six to twelve months. The Company believes that the Lucent patent portfolio has been, or will be, licensed broadly on a non-exclusive basis to other HTS technology participants, including several of the Company's competitors.

         The Company is developing a manufacturing process for Second Generation HTS conductor using the combination of Ion Beam Assisted Deposition and Pulsed Laser Deposition coating developed by LANL. Intermagnetics has the right to obtain a license to this technology. The Company believes that it will be able to obtain the license on commercially reasonable terms, but there can be no assurance that this will be the case.

         A number of other companies (including HTS competitors) have filed patent applications, and in some instances have been issued patents, on various aspects of HTS composition of matter, HTS wire processing, HTS wire architecture, and HTS component and subsystem design and fabrication. To the extent that any of these issued or pending patents might cover the materials, processes, architectures, components or devices that the Company wishes to use, develop or sell, the Company would be required to obtain licenses under those patents.

F.       Raw Materials and Inventory

         First Generation conductors currently require silver in the manufacturing process. This adds significant expense to the cost of the conductor and is one of the reasons the Company does not believe First Generation conductors will achieve widespread commercial success. IGC-SuperPower expects to order parts and components for demonstration devices based on needs, utilizing multiple sources. IGC-SuperPower anticipates purchasing raw materials that include precursors and nickel alloy tape for scaling up the manufacture of Second Generation conductor. These materials are available from multiple sources. The Company currently does not maintain significant quantities of inventory of any of the supplies used in Second Generation conductor or for its device development needs.

G.       Warranty

         The expense to the Company to date for performance of its warranty obligations in the Energy Technology Segment has not been significant.



                            RESEARCH AND DEVELOPMENT
                            ------------------------

         The Company believes its research and development activities are important to its continued success in new and existing markets. Externally funded development programs have directly increased sales of design services and products and, at the same time, assisted in expanding the Company's technical capabilities without burdening operating expenses. Under many of the Company's government contracts, it must share any new technology resulting from such contracts with the government, which includes the right to transfer such technology to other government contractors; however, the Company currently does not expect such rights to have a material adverse impact on its future operations.

         Previously, a substantial portion of the Company's research and development expenditures had been covered by external funding, principally from the U.S. government. In fiscal 2000, approximately 43% of total research and development activities were paid by such external programs compared to approximately 43% and 37% in fiscal years 1999 and 1998, respectively. During fiscal years 2000, 1999 and 1998, product research and development expenses in all segments, including externally funded amounts, were $11,038,000, $10,886,000 and $13,072,000, respectively. The decline in fiscal year 1999 primarily resulted from the closure of the Company's Field Effects division in December 1998, and the completion of certain internally-funded programs.

         The Company can experience, in any given year, significant increases or decreases in external funding depending on its success in obtaining funded contracts.

                                   INVESTMENTS
                                   -----------


See Note D of the Notes to Consolidated Financial Statements included in response to Item 8 for a Description of the Company's Investments.

                                    PERSONNEL
                                    ---------

         On May 28, 2000, the Company employed 592 people.

         Within the LTS Superconducting Materials segment, the production and maintenance employees of IGC-AS, in Waterbury, Connecticut, are represented by the United Steelworkers of America ("United Steelworkers"). The Company and the United Steelworkers have a five-year collective bargaining agreement that expires on May 30, 2003. Within the Refrigeration segment, the production employees at IGC-APD in Allentown, Pennsylvania, are represented by the International Association of Machinists and Aerospace Workers ("IAMAW"). The Company and IAMAW have a three-year collective bargaining agreement that expires on August 22, 2003.

         There is great demand for trained scientific and technical personnel as well as for key management personnel, and the Company's growth and success will require it to attract and retain such personnel. Many of the prospective employers of such personnel are larger and have greater financial resources than the Company and may be in a better position to compete with the Company for prospective employees.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

         As of the date of this report, the executive officers of the Company were:

Name                       Position                                      Age
----                       --------                                      ---

Glenn H. Epstein           President and Chief Executive Officer          42


Michael C. Zeigler         Senior Vice President --
                           Chief Financial Officer                        54

Leo Blecher                Vice President and General Manager --          54
                           IGC-Magnet Business Group

David Dedman               Vice President and General Manager --          46
                           IGC-APD Cryogenics Inc.
                           and IGC-Polycold Systems Inc.

Barry Gawthrope            Vice President and General Manager -           47
                           IGC-Advanced Superconductors

Ian L. Pykett              Chief Technology Officer                       47

Richard J. Stevens         Vice President and General Manager --          58
                           IGC-Medical Advances Inc.

         Glenn H. Epstein was named President and Chief Operating Officer on May 5, 1997. Effective June 1, 1999, he was appointed Chief Executive Officer. Prior to joining the Company, Mr. Epstein worked for Oxford Instruments Group, plc in various capacities between 1986 and April 1997, and most recently held the position of President of the Nuclear Measurements Group, Inc., a wholly-owned subsidiary of Oxford Instruments, plc. Mr. Epstein also worked for the General Electric Company between 1981 and 1986.

         Michael C. Zeigler was appointed Chief Financial Officer of the Company in June, 1987. Prior to that, he served as the Company's Controller from June 1985 through June 1987.

         Leo Blecher was appointed Vice President and General Manager of IGC-MBG in April, 1997. He previously held the title of Deputy Manager of IGC-MBG. He originally joined the Company in 1988 as Manager of Technology Projects. Prior to joining the Company, Mr. Blecher held various positions of responsibility with Israel Aircraft Industry, holding the title of Manager - Engineering and Project Manager, for the Space Technology Division.

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

         Barry Gawthrope was appointed Vice President and General Manager of IGC-AS in December, 1999. Prior to joining IGC-AS, Mr. Gawthrope was director of operations for Madison Cable Corporation, a manufacturer of highly specialized cable and wire. Mr. Gawthrope also served as director of operations and vice president of operations for Computer Products Inc. and Poly-Flex Circuits Inc., respectively.

         Ian L. Pykett, Ph.D. was appointed Chief Technology Officer in February, 2000. He had served as Vice President of the IGC-Technology Development division since 1991. That division was dissolved in fiscal year 2000. Prior to joining the Company, Dr. Pykett had been President and Chief Executive Officer of Advanced NMR Systems, Inc., a diagnostic imaging company he co-founded in 1983.

         Richard J. Stevens became Vice President and General Manager - IGC-MAI upon its acquisition by the Company in March 1997. An original founder of Medical Advances, Inc., Mr. Stevens had been its President since 1985. Prior to that, Mr. Stevens was a marketing and advertising executive for seventeen years with the General Electric Company. He spent twelve years of his career at the General Electric Company in the Medical Systems Group and five years in materials technologies businesses, and held the title of Manager of Computed Tomography Marketing in the Medical Systems Group from 1981 to 1985.


ITEM 2.           PROPERTIES

         The Company's corporate offices, IGC-MBG and ICE offices are located in approximately 146,000 square feet of space located in Latham, New York (the "Latham Facility"). The Company owns the Latham Facility, which is subject to a mortgage. (See Note E of the Notes to Consolidated Financial Statements included in response to Item 8 hereto.)

         In fiscal year 1999, the Company entered into a lease agreement for up to approximately 65,000 square feet of office and manufacturing space in nearby Schenectady, New York. IGC-SuperPower currently occupies approximately 33,000 square feet of that space and plans to expand into the remaining 32,000 square feet during fiscal year 2001. The facility contains both offices and manufacturing space. The lease has a 20 year term ending in October 2019.

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

         The former IGC Field Effects division operated out of premises totaling approximately 21,900 square feet in Tyngsboro, Massachusetts. The lease for this facility was terminated by mutual consent of the Company and the landlord in December, 1999.

         IGC-APD operates out of a building, which it owns, in Allentown, Pennsylvania totaling approximately 56,550 square feet.

         IGC-MAI leases approximately 21,200 square feet in a multi-tenant building located in the Milwaukee County Research Park's Technology Innovation Center (the "Research Park"). Approximately 9,000 square feet are used for office space with the remaining space dedicated to lab, assembly, shipping and material storage. The lease expires in August 2001, and may be renewed for a successive one-year term. While the Company currently believes that it will be able to renew this lease, the Research Park expects that IGC-MAI will purchase or lease property within the Park for a new facility. IGC-MAI is studying the possibility of building, or moving to, a new facility.

         IGC-Polycold Systems Inc. leases approximately 27,900 square feet of manufacturing and office space in three buildings located in San Rafael, California. The lease for one building expires in October 2001. Leases for the two other buildings expire in 2002.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the American Stock Exchange under the symbol IMG. The high and low sales prices of the Common Stock for each quarterly period for the last two fiscal years, based on quoted market prices, are shown below.


                                            Closing Prices(1)

Fiscal Year 1999                                   High                   Low
----------------                                   ----                   ---
Quarter Ended August 30, 1998                  $ 9.6480              $ 6.5534
Quarter Ended November 29, 1998                  7.5242                5.2791
Quarter Ended February 28, 1999                  6.3107                5.1577
Quarter Ended May 30, 1999                      11.8932                5.4005

Fiscal Year 2000
----------------
Quarter Ended August 29, 1999                  $ 7.7670              $ 5.4611
Quarter Ended November 28, 1999                  6.9174                5.4005
Quarter Ended February 27, 2000                 19.4781                5.9466
Quarter Ended May 28, 2000                      33.2523                9.8301

-------------
(1) The closing prices have been adjusted to reflect a three percent stock dividend distributed on August 25, 2000, to stockholders of record on August 4, 2000.

         There were approximately 1,100 holders of record of Common Stock as of August 3, 2000. The Company has not paid cash dividends in the past ten years, and it does not anticipate that it will pay cash dividends or adopt a cash dividend policy in the near future. The Board of Directors of the Company has declared a policy of granting annual stock dividends where, and to the extent that, the performance of the Company warrants such a declaration. The Company did not declare any stock dividend for fiscal year 1999. Under the Company's bank agreements, prior bank approval is required for cash dividends in excess of the Company's net income for the year to which the dividend pertains.

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

                                                      (Dollars in Thousands Except Per Share Amounts)
                                    -------------------------------------------------------------------------------
For the Fiscal Year Ended           May 28, 2000     May 30, 1999     May 31, 1998    May 25, 1997     May 26, 1996
                                    ------------     ------------     ------------    ------------     ------------
Net sales                               $112,772         $102,871          $95,894         $87,052          $88,467
Gross Margin                              40,766           32,739           35,685          26,200           22,279

Income (loss) before                      10,506          (8,241)            4,744           4,035            6,882
  income taxes

Net Income (loss)                          6,452          (7,029)            2,753           2,615            4,427
Per common share
   Basic                                     .49           (0.55)             0.21            0.21             0.36

   Diluted                                   .46           (0.55)             0.20            0.20             0.34

At End of Fiscal Year                       2000             1999             1998            1997             1996
                                            ----             ----             ----            ----             ----

Working capital                          $44,816          $34,389         $45, 493         $49,346          $53,642
Total assets                             127,977          125,458          127,776         115,889          112,397
Long-term debt
 (net of current maturities)              26,524           26,631           28,833          29,105           29,364
Accumulated deficit                      (5,914)          (8,061)          (1,081)         (1,643)          (1,727)
Shareholders' equity                      78,463           72,173           83,801          73,087           67,296

------------
(a) Income (loss) per common share has been computed during each period based on the weighted average number of shares of Common Stock outstanding plus dilutive potential common shares (where applicable).

(b) The Company did not pay a cash dividend on its Common Stock during any of the periods indicated.

(c) Net income (loss) per common share has been restated to give effect to the 3% stock dividend distributed in August 2000, 2% stock dividend distributed in September 1998, September 1997 and August 1996.

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

COMPANY OVERVIEW

         Intermagnetics General Corporation ("we" or the "Company") operates in four reportable operating segments: Electromagnetics, LTS Superconducting Materials, Refrigeration and Energy Technology. The Electromagnetics segment consists primarily of the manufacture and sale of magnets (by the IGC-Magnet Business Group) and radio frequency coils (by IGC-Medical Advances, Inc), and the LTS Superconducting Materials segment consists primarily of the manufacture and sale of low-temperature superconducting wire and cable (by IGC-AS), all of which are used mainly in Magnetic Resonance Imaging ("MRI") for medical diagnostics. The majority of the Company's sales in these two segments are to US and European customers. The Refrigeration segment consists of refrigeration equipment produced by two subsidiaries, IGC- APD Cryogenics Inc. (IGC-APD) and IGC - Polycold Systems Inc. (IGC-Polycold), and refrigerants which are sold by another subsidiary, InterCool Energy Corporation (ICE). Refrigeration equipment is used in the vacuum deposition industry, the semiconductor manufacturing process, MRI, and in a variety of research applications. Refrigerants consist of a family of environmentally friendly refrigerants designed to replace banned CFC refrigerants. Sales of this segment are primarily to US, Asian and European customers. The Energy Technology segment consists primarily of the design and manufacture of High Temperature Superconductor ("HTS") material and the development of devices used to transmit and distribute electric power such as HTS transmission cables and power transformers. Through May 30, 1999, the activities of the Energy Technology segment were included in the Electromagnetics segment. Segment data for prior years has been adjusted to conform with current year presentation. The Company operates on a 52/53 week fiscal year ending the last Sunday during the month of May.

         During the current fiscal year, the Company decided to exit its refrigerant business, because the business did not fit the Company's strategic direction, and has developed an exit plan. Under this plan, which is expected to be completed within 15 months, the Company terminated all but two employees and is continuing the business through a master distributor while attempting to find a buyer for the business. As a result of this exit plan, we recorded a restructuring charge of $2 million, including $1.8 million of inventory write-offs during the year.

         In the previous fiscal year, we discontinued our Field Effects division which had been engaged in the manufacture and sale of clinical MRI systems. We recorded a total restructuring charge of $4.7 million, including inventory write-offs of $1.8 million in connection with the closure, of which approximately $0.4 million was recovered in the current year.

         As of May 30, 1999, the Company completed an agreement with Alstom, SA ("Alstom") to terminate the parties' joint venture, Alstom Intermagnetics ("AISA"), which previously manufactured MRI magnet systems under a license from the Company. As part of the agreement, AISA's magnet production is being transferred to our factory. We paid Alstom about $9 million for certain assets, most of which related to intangible assets, including production rights.

RESULTS OF OPERATIONS

         For the year ended May 28, 2000, sales increased by 9.6%, to $112.8 million, compared with an increase of 7.3% for the preceding year.

         Sales of the Electromagnetics segment increased by $10.3 million, or 18%, due to a substantial increase in magnet system sales resulting from higher demand by the Company's major customer and additional volume resulting from the purchase of AISA's production rights. Sales of RF coils declined by about $2 million, or 16%, due to lower sales resulting from the loss of a customer (to industry consolidation) and a temporary decrease in direct sales personnel. In the prior year, Electromagnetics sales were down by $1.8 million (3%) due to a decline in magnet system sales of $4 million (a portion of which related to the closure of the Field Effects division), partially offset by a $2.2 million increase in RF Coil sales.

         Sales of LTS Superconducting Materials were down by $1.8 million (15%) in the current fiscal year due to lower demand from IGC-AS's largest external customer. Overall segment sales, however, were up due to higher inter-company demand from the Electromagnetics segment. In the prior year, overall activity was essentially unchanged as a $1 million increase in external sales was offset by a reduction in shipments to the Electromagnetics segment.

         Sales of refrigeration products increased by $2.5 million (8%) due mainly to higher refrigerant sales. This represents the sale of inventory in connection with the Company's exit plan for the refrigerant business. The exit plan resulted in a restructuring charge of $2 million for the current year as described in Note C of Notes to Consolidated Financial Statements. Segment sales increased by $6.9 million (29%) in the previous year due mainly to the inclusion of Polycold Systems (acquired in November, 1997) for the full year.

         During the current year, the Company increased its emphasis on developing HTS for application to devices expected to improve electric power transmission and distribution. These devices are expected to include HTS power transmission cables, transformers, and fault current controllers. In view of the expected increased importance of these activities, the Company began reporting them as a separate segment, Energy Technology. In prior years, this segment's activities had been aggregated in the Electromagnetics segment. Prior year segment data presented in Note K of Notes to Consolidated Financial Statements has been reclassified to conform with current year presentation. Sales of this segment declined to $1.7 million from $2.8 million last year due to the Company's decision to de-emphasize first generation conductors. The Company believes, in general, that first generation conductors (consisting of ceramic components in a silver matrix) will be unable to achieve cost and performance targets necessary to make devices produced with this material economically feasible. Accordingly, we refocused our efforts on conductors in which the superconducting components are deposited on a nickel substrate. We have developed important relationships and cooperative agreements for the pursuit of this approach, and we expect these to lead to an increase in sales in the coming year. We are actively seeking additional strategic partners to assist in the development and marketing of these products. Sales in fiscal 1999 grew by about $800,000 over the previous year due to the completion of certain first generation conductor programs.

Before the effects of inventory written off as a result of restructurings of $1.4 million in the current year and $1.8 million last year, gross margins increased to $42.2 million, or 37.4% of sales from $34.6 million, or 33.6% last year. The improvement was largely due to the substantial increase in magnet sales in the Electromagnetics segment, as well as improved margins in the Refrigeration segment resulting from operating improvements begun last year in the refrigeration equipment portion of the segment. Margins in fiscal 1999 were lower than the prior year due to inventory write-offs, production problems and, in certain business groups, an unfavorable sales mix.

         Product research and development was essentially unchanged in fiscal 2000, and declined by 23.5% in fiscal 1999 from fiscal 1998, due to the completion of certain internal programs as well as the termination of the Field Effects Division.

         Marketing, general and administrative expenses increased in the current fiscal year due primarily to the settlement of a claim by a former distributor together with associated legal costs, and the fact that last year's expenses were lowered by a pension curtailment gain of $0.5 million. Exclusive of those items, both years would have increased by about 10% over fiscal 1998, largely due to the inclusion of IGC-Polycold which was acquired in November 1997.

         Amortization of intangible assets increased in the current year due to intangibles acquired in connection with the termination of the AISA joint venture agreement.

         Operating income increased substantially during the current year due to the higher level of sales and improved gross margins. In the prior year, before restructuring charges, operating income was essentially unchanged from fiscal 1998.

         In fiscal 1999, we wrote off our investment in SMIS, a UK company, and provided for a $2 million obligation for financial guarantees of that company's indebtedness. During the current year, SMIS was liquidated, and the proceeds were sufficient to reduce our obligation under the guarantee to approximately

$400,000. Accordingly, we recorded a recovery of $1.6 million in fiscal 2000. Prior to the write-off, the investment in SMIS had been recorded using the equity method of accounting. Losses included in "Equity in Net Loss of Unconsolidated Affiliates" amounted to approximately $518,000 in fiscal 1999 and $1,009,000 in fiscal 1998.

         "Equity in Net Loss of Unconsolidated Affiliates" also included losses recognized from application of the equity method to our investment in Kryotech, a maker of computer chip cooling devices, of $236,000 in fiscal 2000 and $973,000 in fiscal 1999. We used the equity method only because our ownership interest exceeded 20% of Kryotech's equity. During the current year, Kryotech raised additional capital through an offering, and they expect to raise additional capital in the coming months. Our ownership interest was diluted and, accordingly, we have ceased applying the equity method to this investment.

         Our effective tax rate was 38.6% in fiscal 2000 compared with 42% in fiscal 1998. The reduction is largely due to higher benefit from our Foreign Sales Corporation, and the utilization of capital loss carryforwards. In fiscal 1999, we recorded a tax benefit of $1.2 million on a pre-tax loss of $8.2 million. A major reason for the low rate of benefit was the fact that a large portion of the loss related to capital losses from the write-off of our investment in SMIS. Because these losses can only be used to offset capital gains, the benefits are only recognized when and if capital gains are generated.

         Looking forward, we expect higher sales and earnings in fiscal 2001 based on expected increases in Electromagnetics and Refrigeration segment sales. As previously noted, both the Electromagnetics and Refrigeration segments had an increase in gross margin for the year. The Refrigeration segment attained profitability during the fourth quarter, and we expect it to continue. We also believe that we will be able to continue and expand the gains in gross margins achieved in fiscal 2000. We expect to devote a portion of this increase to internal research and development efforts, particularly in the Energy Technology segment, but we believe that earnings will continue to grow at a faster rate than sales. These expectations are based on the following assumptions, among others:

         o  The market for MRI systems continues to grow;
         o  We are able to reverse the decline in RF coil sales;
         o Current order trends for MRI magnets and refrigeration equipment continue; and
         o  Reductions in production costs in all business segments continue.

YEAR 2000

         Our Information Technology systems and facilities successfully completed the transition to the year 2000 with no adverse or negative impacts associated with the processing of date sensitive systems and equipment. We continue to evaluate the year 2000 compliance of our business systems, facilities and significant vendors, but we believe that the risk of significant problems is small. We spent about $0.2 million on our total year 2000 readiness activities which was expensed as incurred.

LIQUIDITY AND CAPITAL COMMITMENTS

         We generated nearly $25 million in cash from operating activities in the current year. We used this cash to repay advances on our line of credit ($4.85 million), complete payment for the AISA termination ($4.75 million), and purchase property, plant and equipment ($5.29 million). Our total cash position improved to $12.5 million from $2.3 million last year.

         During this year, we redeemed the Preferred Stock issued in connection with the fiscal 1998 acquisition of Polycold. Of the $7 million of Preferred Stock, $0.7 million was redeemed for cash, $2.2 million for a note payable in equal installments in June 2000 and June 2001, and $4.1 million for Common Stock.

         Under our Share Repurchase Plan, we acquired 114,000 shares of Treasury Stock for $0.7 million in fiscal 2000; 530,500 shares for $4.0 million in fiscal 1999; and 465,650 shares for $4.1 million in fiscal 1998.

         See the consolidated statement of cash flows, located elsewhere in this report, for further details on sources and uses of cash.

         On June 30, 2000, we entered into a non-exclusive license agreement with respect to certain US and international patents related to HTS materials and devices. In connection with the agreement, we agreed to pay the licensor a lump sum fee, payable in two installments on June 30, and granted them warrants to purchase 103,000 shares of our Common Stock at a price of $19.36 per share (shares and prices adjusted for the stock dividend for holders of record on August 4, 2000). The license is valid for all fields of use and does not require us to pay an ongoing royalty.

         Also in July 2000, $10,090,000 of our 5 3/4% convertible subordinated debentures were converted into 728,187 shares of our Common Stock at $13.856 per share. Additionally, we issued 31,415 shares of Common Stock valued at $19.539 per share to induce early conversion and in lieu of all accrued interest. The shares and prices have been adjusted for the stock dividend.

         Our capital and resource commitments at August 1 consisted of capital equipment commitments of $522,000 and the $1 million due on the previously mentioned license agreement.

         We have a $27 million unsecured line of credit with two banks. Borrowings under the line bear interest at the London Interbank Offered Rate (LIBOR) plus 0.5% or prime less 0.5% at our option. The line expires in November 2002.

         We believe we have adequate resources to meet our needs for the short-term from our existing cash balances, our expected cash generation in the current fiscal year, and our line of credit. Longer-term, with substantial increases in sales volume and/or unusually large research and development or capital expenditure requirements to pursue new opportunities in the Energy

Technology segment, we could need to raise additional funds. We would expect to be able to do so through additional lines of credit, public offerings or private placements. However, in the event funds were not available from these sources, or on acceptable terms, we would expect to manage our growth within the financing available.

         Inflation has not had a material impact on our financial statements.


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

The Company does not believe that its exposure to commodity and foreign exchange risks are material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Attached hereto and filed as part of this report are the consolidated financial statements and supplementary data listed in the list of Financial Statements and Schedules included in response to Item 14 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 7, 2000, Intermagnetics General Corporation (the "Company") dismissed KPMG LLP and engaged PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending May 28, 2000. The Company filed a report on Form 8-K with the Securities and Exchange Commission with respect to this matter.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors called for by Item 10 of Form 10-K will be set forth under the heading "Election of Directors" in the Company's definitive proxy statement relating to the 2000 Annual Meeting of Shareholders (the "Proxy Statement"), and is hereby incorporated herein by reference.

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

1.       Financial Statements

         Report of Independent Accountants

         Independent Auditors' Report

         Consolidated Balance Sheets as of May 28, 2000 and May 30, 1999

         Consolidated Statements of Operations for fiscal years ended May 28, 2000, May 30, 1999 and May 31, 1998

         Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) for fiscal years ended May 28, 2000, May 30, 1999 and May 31, 1998

         Consolidated Statements of Cash Flows for the fiscal years ended May 28, 2000, May 30, 1999 and May 31, 1998

         Notes to Consolidated Financial Statements

2.       Financial Statement Schedule

         II       Valuation and Qualifying Accounts

         All other schedules are not required or are inapplicable and, therefore, have been omitted.

3.       Exhibits

Articles of Incorporation and By-laws

         3.1   Restated Certificate of Incorporation (11) (Exhibit 3)

        *3.2  By-laws, as amended

Instruments defining the rights of security holders, including indentures

         4.1   Form of Common Stock certificate (5) (Exhibit 4.1)

         4.2 Intermagnetics General Corporation Indenture dated as of September 15, 1993 (11) (Exhibit 4.1)

         4.3 Second Amended and Restated Loan and Agency Agreement dated as of October 23, 1997 among Corestates Bank, N.A. and Intermagnetics General Corporation, APD Cryogenics Inc., Magstream Corporation, Medical Advances, Inc. and InterCool Energy Corporation (11) (Exhibit 4.2)

         4.4 First Amendment dated as of May 18, 1998 to the Second Amended and Restated Loan Agreement dated as of October 23, 1997 among Corestates Bank, N.A. and Intermagnetics General Corporation, APD Cryogenics Inc., Magstream Corporation, Medical Advances, Inc. and InterCool Energy Corporation (11) (Exhibit 4.3)

        *4.5 Fourth Amendment dated as of March 31, 2000 to the Second Amended and Restated Loan Agreement dated as of October 23, 1997, among Intermagnetics General Corporation, IGC APD Cryogenics Inc. Magstream Corporation, IGC Medical Advances Inc., Intercool Energy Corporation, and IGC Polycold Systems Inc., First Union National Bank (successor by merger to CoreStates Bank, N.A.), and The Chase Manhattan Bank


Material Contracts

         10.1 Agreement Restating and Superseding Lease and Granting Rights to Use Common Areas and Other Rights dated as of December 23, 1991 between Waterbury Industrial Commons Associates, IGC Advanced Superconductors Inc. and Intermagnetics General Corporation (5) (Exhibit 10.1)

        +10.2  1990 Stock Option Plan (4) (Appendix A)

        +10.3  1981 Stock Option Plan, as amended (2) (Exhibit 10.7)

        +10.4  Supplemental Executive Benefit Agreement (1) (Exhibit 10.37)

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

         10.7 Agreements dated April 29, 1999 between Philips Medical Systems Nederlands B.V. and Intermagnetics General Corporation for sales of magnet systems (3) (Exhibit 10.7)

        +10.8 Employment Agreement dated April 20, 1998 between Intermagnetics General Corporation and Carl H. Rosner (11) (Exhibit 10.1)

        +10.9 Employment Agreement dated June 1, 1999 between Intermagnetics General Corporation and Glenn H. Epstein (3) (Exhibit 10.9)

       +*10.10 Enhanced Benefit Plan

        *10.11 Executive Stock Purchase Plan

         10.12 Share Purchase Agreement, dated January 23, 1992, by and between Ultralife Batteries, Inc. and Intermagnetics General Corporation
               (6) (Exhibit 10.1)

        #10.13 Patent License Agreement dated June 30, 2000 between
               Intermagnetics General Corporation and Lucent Technologies GRL Corporation

Subsidiaries of the registrant

         *21   Subsidiaries of the Company

Consents of experts and counsel

         *23 Consent of KPMG LLP with respect to the Registration Statements Numbers 2-80041, 2-94701, 33-2517, 33-12762, 33-12763, 33-38145,
               33-44693, 33-50598, 33-55092, 33-72160, 333-10553, 333-42163 and
               333-75269 on Form S-8.

         *24 Consent of PriceWaterhouseCoopers with respect to the Registration Statements Numbers 2-80041, 2-94701, 33-2517, 33-12762, 33-12763, 33-38145, 33-44693, 33-50598, 33-55092,
               33-72160, 333-10553, 333-42163 and 333-75269 on Form S-8.

-----------------
         (1) Exhibit incorporated herein by reference to the Registration Statement on Form S-2 (Registration No. 2-99408) filed by the Company on August 2, 1985.

         (2) Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1987.

         (3) Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 30, 1999.

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


* Filed with the Annual Report on Form 10-K for the fiscal year ended May 28, 2000.

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

                               INTERMAGNETICS GENERAL CORPORATION


Date: August 28, 2000
                               By:  /s/ Glenn H. Epstein
                                   ----------------------------------------
                                    Glenn H. Epstein
                                    President and Chief Executive Officer


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


Name                                        Capacity                                    Date
----------------------------------------------------------------------------------------------------------


/s/ Glenn H. Epstein                        President and                               August 28, 2000
---------------------------                 Chief Executive Officer
   Glenn H. Epstein                         (principal executive
                                            officer) and Director



/s/ Michael C. Zeigler                      Senior Vice President-                      August 28, 2000
---------------------------                 Finance; Chief Financial
   Michael C. Zeigler                       Officer (principal financial
                                            and accounting officer)



/s/ Carl H. Rosner                          Chairman of the Board                       August 28, 2000
---------------------------                 of Directors
   Carl H. Rosner


Name                                        Capacity                                    Date
----------------------------------------------------------------------------------------------------------
/s/ Joseph C. Abeles                        Director                                    August 28, 2000
---------------------------
   Joseph C. Abeles


/s/ John M. Albertine                       Director                                    August 28, 2000
---------------------------
   John M. Albertine


/s/ Edward E. David, Jr.                    Director                                    August 28, 2000
------------------------
   Edward E. David, Jr.


/s/ James S. Hyde                           Director                                    August 28, 2000
---------------------------
   James S. Hyde


/s/ Thomas L. Kempner                       Director                                    August 28, 2000
---------------------
   Thomas L. Kempner


/s/ Stuart A. Shikiar                       Director                                    August 28, 2000
---------------------------
   Stuart A. Shikiar


/s/ Sheldon Weinig                          Director                                    August 28, 2000
---------------------------
   Sheldon Weinig

                            1. Financial Statements

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Intermagnetics General Corporation:


In our opinion, the 2000 consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Intermagnetics General Corporation and its subsidiaries at May 28, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the 2000 financial statement schedule listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

Albany, New York
July 17, 2000

                          Independent Auditors' Report


The Board of Directors and Shareholders
Intermagnetics General Corporation:


We have audited the accompanying consolidated balance sheet of Intermagnetics General Corporation and subsidiaries as of May 30, 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the years ended May 30, 1999 and May 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the years ended May 30, 1999 and May 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermagnetics General Corporation and subsidiaries as of May 30, 1999, and the results of their operations and their cash flows for the years ended May 30, 1999 and May 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            /s/ KPMG LLP

Albany, New York
July 16, 1999, except as to
Note E, which is as of
August 30, 1999

CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                                 May 28,             May 30,
                                                                                  2000                1999
                                                                                --------            --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                     $ 12,527            $  2,283
  Trade accounts receivable, less allowance
    (May 28, 2000 - $478; May 30, 1999 - $401)                                    21,319              22,275
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                              1,525               1,788
  Inventories:
    Finished products                                                              1,600               1,106
    Work in process                                                               10,174              15,725
    Materials and supplies                                                         9,436               9,748
                                                                                --------            --------
                                                                                  21,210              26,579
  Income tax refund receivable                                                                         1,717
  Deferred income taxes                                                            6,187               4,069
  Prepaid expenses and other                                                       1,442               2,020
                                                                                --------            --------
    TOTAL CURRENT ASSETS                                                          64,210              60,731

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                            1,479               1,479
  Buildings and improvements                                                      16,639              16,639
  Machinery and equipment                                                         39,470              38,500
  Leasehold improvements                                                             910                 649
                                                                                --------            --------
                                                                                  58,498              57,267
  Less allowances for depreciation and amortization                               35,342              33,090
                                                                                --------            --------
                                                                                  23,156              24,177
  Equipment in process of construction                                             3,110               1,798
                                                                                --------            --------
                                                                                  26,266              25,975

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                                    6,806               1,366
  Other investments                                                                4,544               5,904
  Investment in affiliate                                                                              3,736
  Excess of cost over net assets acquired, less accumulated
    amortization (May 28, 2000- $3,866; May 30, 1999 - $2,514)                    16,270              17,618
  Other intangibles, less accumulated amortization
     (May 28, 2000- $663; May 30, 1999 - None)                                     8,087               8,750
  Other assets                                                                     1,794               1,378
                                                                                --------            --------

    TOTAL ASSETS                                                                $127,977            $125,458
                                                                                ========            ========

                                                                                                        (Continued)

                                                                                 May 28,             May 30,
                                                                                  2000                1999
                                                                                --------            --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                             $  1,428            $    317
  Borrowings under line of credit                                                                      4,850
  Accounts payable                                                                 7,121               5,641
  Salaries, wages and related items                                                2,988               2,348
  Accrual for compensated absences                                                 1,014               1,048
  Customer advances and deposits                                                   1,753               2,065
  Product warranty reserve                                                         2,059               1,577
  Accrued income taxes                                                             1,220
  Accrued termination payment                                                                          4,750
  Accrual for affiliate financial guarantee                                                            2,000
  Other liabilities and accrued expenses                                           1,811               1,746
                                                                                --------            --------
    TOTAL CURRENT  LIABILITIES                                                    19,394              26,342

LONG-TERM DEBT, less current portion                                              26,524              26,631
DEFERRED INCOME TAXES                                                              3,596                 312
COMMITMENTS and CONTINGENCIES - Note J

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share: Authorized - 2,000,000 shares
    Issued and outstanding - May 28, 2000 - None;
      May 30, 1999 - 69,992 shares                                                                     6,999
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      May 28, 2000 - 14,403,159 shares;
      May 30, 1999 - 13,522,900 shares                                             1,440               1,352
  Additional paid-in capital                                                      90,700              82,175
  Notes receivable for executive stock purchases                                  (1,666)
  Accumulated deficit                                                             (5,914)             (8,061)
  Accumulated other comprehensive income (loss)                                     (276)               (668)
                                                                                --------            --------
                                                                                  84,284              81,797
  Less cost of Common Stock in treasury
    May 28, 2000 - 661,282 shares;
    May 30, 1999 -1,161,690 shares                                                (5,821)             (9,624)
                                                                                --------            --------
                                                                                  78,463              72,173
                                                                                --------            --------


    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $127,977            $125,458
                                                                                ========            ========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                                          Fiscal Year Ended
                                                                        -----------------------------------------------
                                                                         May 28,             May 30,            May 31,
                                                                          2000                1999                1998
                                                                        --------            --------            -------
Net sales                                                               $112,772            $102,871            $95,894
Cost of products sold                                                     70,616              68,312             60,209
Inventory written off in restructuring, net of recoveries                  1,390               1,820
                                                                        --------            --------            -------
Total cost of products sold                                               72,006              70,132             60,209
                                                                        --------            --------            -------

Gross margin                                                              40,766              32,739             35,685

Product research and development                                           6,271               6,220              8,128
Marketing, general and administrative                                     23,107              21,472             20,840
Amortization of intangible assets                                          2,011               1,348              1,203
Restructuring charges                                                         80               2,919
                                                                        --------            --------            -------
                                                                          31,469              31,959             30,171
                                                                        --------            --------            -------

Operating income                                                           9,297                 780              5,514
Interest and other income                                                  1,790               1,942              2,364
Interest and other expense                                                (1,965)             (2,172)            (2,125)
(Write off) recovery of investment in unconsolidated affiliate             1,620              (7,300)
Equity in net loss of unconsolidated affiliates                             (236)             (1,491)            (1,009)
                                                                        --------            --------            -------
  Income (loss) before income taxes                                       10,506              (8,241)             4,744
Provision for income taxes (benefit)                                       4,054              (1,212)             1,991
                                                                        --------            --------            -------

NET INCOME (LOSS)                                                       $  6,452            $ (7,029)           $ 2,753
                                                                        ========            ========            =======

Net Income (loss) per Common Share:
  Basic                                                                    $0.49              $(0.55)            $  .21
                                                                        ========            ========            =======
  Diluted                                                                  $0.46              $(0.55)            $  .20
                                                                        ========            ========            =======



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
INTERMAGNETICS GENERAL CORPORATION
Fiscal Years Ended May 28, 2000, May 30, 1999, May 31, 1998
(Dollars in Thousands)

                                                                                                Accumulated                 Compre-
                                                                     Additional                    Other                    hensive
                                                          Common       Paid-in  Accumulated    Comprehensive     Treasury   Income
                                                           Stock       Capital   Deficit        Income (Loss)      Stock    (Loss)
                                                         --------   ----------- -----------   ---------------  ----------   -------
Balances at May 25, 1997                                  $1,264        $74,378  $(1,643)           $597          $(1,509)
Comprehensive income:
   Net income                                                                      2,753                                     $2,753
   Unrealized gain on available for
      sale securities, net                                                                           237                        237
   Unrealized loss on foreign currency
      translation                                                                                   (338)                      (338)
                                                                                                                            -------
         Total comprehensive income                                                                                          $2,652
                                                                                                                            =======
Tax benefit from exercise of stock options                                  177
Sale of 136,180 shares of Common Stock,
  including receipt of 21,843 shares of
  Treasury Stock, upon exercise of stock
  options                                                     13            739                                      (226)
Sale of 7,233 shares of Common Stock
  to IGC Savings Trust                                         1             69
Stock dividends and payments for
  fractional shares                                           25          2,157   (2,191)
Purchase of 465,650 shares of Treasury Stock                                                                       (4,065)
Issuance of 322,029 shares of Common Stock
  and 69,992 shares of Series A Preferred Stock
  in payment for acquisitions                                 31          2,719
Issuance of 89,018 shares of Treasury Stock
  for purchase of inventory                                                  25                                       845
Issuance of warrant to acquire 500,000
  shares of Common Stock                                                    720
Stock based compensation                                                     24
                                                          ------        -------  -------           -----          -------
Balances at May 31, 1998                                   1,334         81,008   (1,081)            496           (4,955)
Comprehensive income:
   Net loss                                                                       (7,029)                                   $(7,029)
   Unrealized loss on available for
      sale securities, net                                                                        (1,358)                    (1,358)
   Unrealized gain on foreign currency
      translation                                                                                    194                        194
                                                                                                                            -------
         Total  comprehensive loss                                                                                          $(8,193)
                                                                                                                            =======

Tax benefit from exercise of stock options                                  185
Sale of 194,212 shares of Common Stock,
  including receipt of 69,015 shares of
  Treasury Stock, upon exercise of stock
  options                                                     19            911                                     (623)
Sale of 9,003 shares of Common Stock
  to IGC Savings Trust                                                       58
Stock dividend adjustment of 8,937 shares and
    payments for fractional shares                            (1)           (48)      49
Stock based compensation                                                     61
Purchase of 530,500 shares of Treasury Stock                                                                       (4,046)
                                                          ------        -------  -------           -----          -------
Balances at May 30, 1999                                   1,352         82,175   (8,061)           (668)          (9,624)
Comprehensive income:
   Net Income                                                                      6,452                                    $ 6,452
   Unrealized Gain on available for
      sale securities, net                                                                           874                        874
   Unrealized loss on foreign currency
      translation                                                                                   (482)                      (482)
                                                                                                                            -------
         Total  comprehensive loss                                                                                          $ 6,844
                                                                                                                            =======
Tax benefit from exercise of stock options                                   84
Sale of 399,329 shares of Common Stock,
  including receipt of 24,345 shares of
  Treasury Stock and recognition of $386,000 of
  compensation expense , upon exercise of stock options       39          3,905                                      (643)
Sale of 32,221 shares of Common Stock
  to IGC Savings Trust                                         3            253
Issuance of 62,859 shares upon conversion of debentures.       6            865
Issuance of 618,753 Treasury shares upon conversion of
    Series A Preferred Stock.                                              (885)                                    5,011
Stock based compensation                                                     37                                       162
Purchase of 114,000 shares of Treasury Stock                                                                         (727)
Stock Dividend                                                40          4,266   (4,305)
                                                          ------        -------  -------           -----          -------
Balances at May 28, 2000                                  $1,440        $90,700  ($5,914)          ($276)         ($5,821)
                                                          ======        =======  =======           =====          =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)

                                                                                                    Fiscal Year Ended
                                                                                   -------------------------------------------------
                                                                                    May 28,             May 30,              May 31,
                                                                                     2000                1999                 1998
                                                                                   --------            --------             --------
OPERATING ACTIVITIES
Net income (loss)                                                                  $ 6,452             $(7,029)             $ 2,753
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                    6,380               5,636                5,424
    Non-cash restructuring charges                                                   2,000               4,739
    Write off (recovery) of investment in unconsolidated affiliate                  (1,341)              7,300
    Gain on debt redemption                                                                               (275)
    Provision for deferred taxes                                                       708                 227               (1,028)
    Equity in net loss of unconsolidated affiliates including amortization             236               1,491                1,009
    Loss on disposal of assets                                                         248                 306                   60
    Gain on sale of available for sale securties                                      (615)
    Non-cash expense from warrants issued                                                                                       600
    Gain on sale of joint venture                                                                         (300)
    Stock based compensation                                                           460                  61                   24
    Change in operating assets and liabilities, net of effects of acquisitions and restructuring:
      (Increase) decrease in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                     1,719              (4,858)               3,494
      (Increase) decrease in inventories and prepaid expenses and other              5,875               2,583               (5,579)
      Increase (decrease) in accounts payable and accrued expenses                   2,851              (1,362)                  27
                                                                                   -------             -------              -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                        24,973               8,519                6,784

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                          (5,287)             (3,139)              (3,146)
Proceeds from sale of assets                                                                               51                    92
Proceeds from sale of available for sale securties                                   1,369
AISA termination payments                                                           (4,750)             (4,250)
Acquisitions, net of cash acquired                                                                                           (3,115)
Payments on financial guarantee, net                                                  (623)
Purchase of other investments                                                                           (1,043)
Investment in and advances to unconsolidated affiliates                                                 (1,015)              (6,855)
Repayment of advances by unconsolidated affiliate                                                          611                  470
Decrease in other assets                                                                                    41                   66
                                                                                   -------             -------              -------
    NET CASH USED IN INVESTING ACTIVITIES                                           (9,291)             (8,744)             (12,488)

FINANCING ACTIVITIES
Net proceeds from (repayment of) short term borrowings                              (4,850)              4,850
Loans for executive stock purchases                                                 (1,666)
Early debt redemption                                                                                   (1,550)
Redemption of Preferred Stock                                                         (682)
Proceeds from sale of warrants                                                                                                  120
Purchase of Treasury Stock                                                            (727)             (4,046)              (4,065)
Proceeds from sales of Common Stock                                                  3,286                 365                  572
Principal payments on note payable and long-term debt                                 (317)               (298)                (259)
                                                                                   -------             -------              -------


                                                                                                    Fiscal Year Ended
                                                                                   -------------------------------------------------
                                                                                    May 28,             May 30,              May 31,
                                                                                     2000                1999                 1998
                                                                                   --------            --------             --------
    NET CASH USED IN FINANCING ACTIVITIES                                           (4,956)               (679)              (3,632)

EFFECT OF EXCHANGE RATES ON CASH                                                      (482)                194                 (338)
                                                                                   -------             -------              -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    10,244                (710)              (9,674)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     2,283               2,993               12,667
                                                                                   -------             -------              -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $12,527             $ 2,283              $ 2,993
                                                                                   =======             =======              =======
SUPPLEMENTAL  SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
Issuance of Note Payable for redemption of Preferred Stock                         $ 2,192
                                                                                   =======
Issuance of Treasury Stock for redemption of Preferred Stock                       $ 4,126
                                                                                   =======
Issuance of Common Stock upon conversion of debentures                               $ 871
                                                                                   =======
Exchange of Common Stock in partial payment of exercise
  price on options                                                                   $ 643               $ 623                $ 226
                                                                                   =======             =======              =======
Tax benefit from exercise of stock options                                            $ 84               $ 185                $ 177
                                                                                   =======             =======              =======
Issuance of Common Stock, Preferred Stock, and Treasury Stock
  for acquisitions                                                                                                          $ 9,749
                                                                                                                            =======
Accrual of termination payment                                                                         $ 4,750
                                                                                                       ========
Issuance of Treasury Stock for purchase of inventory                                                                          $ 870
                                                                                                                            =======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INTERMAGNETICS GENERAL CORPORATION

NOTE A - ACCOUNTING POLICIES

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Affiliated companies (20 to 50% owned) are accounted for on the equity method. It is the Company's policy to reclassify prior year consolidated financial statements to conform to current year presentation.

The Company operates on a 52/53 week fiscal year ending the last Sunday during the month of May.

Cash Equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition:

Sales are recognized as of the date of shipment or upon customer acceptance, which is based on product test results. In addition, certain goods are shipped to a warehouse designated by the customer and are recorded as revenue when the goods are removed by the customer and placed in production.

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

The Company accrues for possible future claims arising under terms of various warranties (one to three years) made in connection with the sale of products.

Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market value.

Property, Plant and Equipment:

Land and improvements, buildings and improvements, machinery and equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method in a manner that is intended to amortize the cost of such assets over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the remaining initial term of the lease. For financial reporting purposes, the Company provides for depreciation of property, plant and equipment over the following estimated useful lives:

              Land improvements                          25 years
              Buildings and improvements             7 - 40 years
              Machinery and equipment                3 - 15 years
              Leasehold improvements                 2 - 15 years

Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred.

The cost of fully depreciated assets remaining in use are included in the respective asset and accumulated depreciation accounts. When items are sold or retired, related gains or losses are included in net income.

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

Income Taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Investment and other tax credits are included in net income when realized.

Foreign Currency Translation:

Foreign currency translation adjustments arise from conversion of the Company's foreign subsidiary's financial statements to US currency for reporting purposes, and are included in Other Comprehensive Income (Loss) in shareholders' equity on the accompanying consolidated balance sheets. Realized foreign currency transaction gains and losses are included in interest and other expense in the accompanying consolidated statements of operations.

Excess of Cost Over Net Assets Acquired and Other Intangibles:

Excess of cost over the fair value of net assets acquired in acquisitions is being amortized on a straight-line basis over 15 years. Other intangibles are being amortized on a straight-line basis over 5 years.

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

Comprehensive Income:

On June 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) consists of net income, net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments and is presented in the consolidated statements of changes in shareholders' equity and comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

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

New Accounting Pronouncements:

In March, 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company has adopted the reporting requirements of SOP 98-1 for the fiscal year ended May 28, 2000. The adoption of SOP 98-1 has had no material effect on the Company's consolidated financial statements.

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the quarter ended May 27, 2001. Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial condition or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company has applied the applicable provisions of FIN 44 which did not have a material effect on the Company's Consolidated Financial Statements.

NOTE B - ACQUISITIONS

Polycold Systems International, Inc.
On November 24, 1997, the Company issued a note for, and on March 11, 1998, paid $3,115,000 in cash, net of cash acquired, and issued 281,568 shares of Common Stock, valued at $8.879 per share, and 69,992 shares of Series A Preferred Stock valued at $7,139,184, for all of the outstanding shares of Polycold Systems International, Inc. ("Polycold") Common Stock. On November 30, 1999, the Company elected to redeem $2,873,616 of the Series A Preferred Stock and made an initial payment of $682,000 in cash and issued $2,191,616 of notes payable for the balance. The notes bear interest at the three-month LIBOR rate. One-half of the notes are payable in June 2000 (these were subsequently paid) and the balance in June 2001. On December 1, 1999 the remaining $4,265,568 of the Series A Preferred Stock was automatically converted into 618,763 shares of Common Stock at $6.8937 per share.

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

Total amortization of excess of cost over the fair value of net assets acquired for the fiscal years ended May 28, 2000, May 30, 1999, and May 31, 1998 amounted to $1,348,000, $1,348,000, and $997,000, respectively.

ALSTOM Intermagnetics
Effective May 30, 1999, the Company completed an agreement with Alstom, S.A. ("Alstom") to terminate the parties' joint venture, ALSTOM Intermagnetics ("AISA"). AISA, a previously 45% owned unconsolidated joint venture located in Belfort, France, was created for the manufacture and sale of superconductive MRI magnet systems under license from the Company. Effective December 31, 1999, AISA's magnet production was consolidated in the Company's Latham, New York facility, and AISA ceased production of superconductive MRI magnet systems. Under the termination agreement, the Company sold its interest in AISA to Alstom for $300,000. In consideration of the contractual rights of AISA and Alstom under the termination agreement, the Company paid AISA $9,000,000 for the purchase of certain assets with an approximate fair value of $250,000, and other intangibles, comprising future production rights, as well as technology and a covenant not to compete, with a total value of $8,750,000. The intangible assets are being amortized over a period of five years.

Total amortization of Other Intangibles for the year ended May 28, 2000 amounted to $663,000.

NOTE C - RESTRUCTURING

Refrigerant Business
In February 2000, the Company decided to exit its refrigerant business, a part of the Refrigeration Segment, over a 15 month period. As a result, the Company recorded a restructuring charge of $2,000,000 including liabilities recorded of $191,000, comprised of the following:

(Dollars in Thousands)

    Inventory write-down                                  $1,770
    Write-down of equipment                                   39
    Severance costs                                          191
                                                          ------
                                                          $2,000
                                                          ======

Under the exit plan, the Company terminated all but two of its employees. The plan involves continuing operations through a master distributor while attempting to find a buyer for the business, and contemplates sales of product through May 2001, at which time operations would cease. The Company paid a total of $99,000 in payments of the severance costs during fiscal 2000.

Selected financial data for this business follows:

(Dollars in Thousands)

                                    FY 00            FY 99            FY 98
                                    -----            -----            -----
            Sales                  $ 5,031          $ 2,794         $ 2,196
            Net Loss                (2,938)          (4,320)         (2,083)

Field Effects Division
In October 1998, the Company received notice from Trex Medical Corporation ("Trex") that it was not prepared to continue operating under a distributor agreement under which Trex was to distribute the Company's permanent magnet-based clinical MRI systems. The Company has filed suit against Trex for breaching and repudiating the agreement. In November 1998, the Company decided to exit this business and restructured its operations through the closure of its Field Effects division, which was engaged in the manufacture and sale of clinical MRI systems. As a result, the Company recorded a total restructuring charge of $4,739,000 ($3,952,000 in November 1998 and $787,000 in May 1999),
including liabilities recorded of $1,277,000 ($922,000 in November 1998 and $355,000 in May 1999), comprising:

(Dollars in Thousands)
Inventory write-down included in cost of products sold                                    $ 1,820

Restructuring charges:
     Write-down of equipment to fair value                          $ 1,267
     Write-off of accounts receivable and other assets                  375                 1,642
                                                                    -------
Liabilities for:
      Severance and lease obligations                                   751
      Other                                                             526                 1,277
                                                                    -------               -------
                                                                                            2,919
                                                                                          -------
   Total                                                                                  $ 4,739
                                                                                          =======

The Company vacated the premises and moved existing equipment and inventory to storage near its corporate headquarters. All usable equipment was transferred to other operations at its book value. Other equipment and inventory was written down to estimated realizable value. The impaired equipment consisted primarily of tooling and fixtures associated with the manufacture of permanent, and demonstration MRI systems.

The Company made a total of $535,000 in payments on liabilities recorded in the restructuring during fiscal 2000 as follows:

(Dollars in Thousands)

                        Balance as of                                                             Balance as of
                        May 30, 1999         Payments           Recovery          Transfer         May 28, 2000
                        -------------     --------------     --------------    --------------     --------------
Lease obligation              $ 405              $ 241              $ 150             $ (14)              $  0
Liability for customer
 returns and allowances         304                294                  -               (10)                 0
Other                             -                  -                  -                24                 24
                              -----              -----              -----              ----               ----
Total                         $ 709              $ 535              $ 150              $  0               $ 24
                              =====              =====              =====              ====               ====

In December 1999, the Company negotiated a settlement of the lease obligation with the landlord, which resulted in a gain of $150,000 that was shown as a reversal of restructuring charges in the accompanying Consolidated Statements of Operations. Additionally, the Company sold certain inventory resulting in a $380,000 gain, also shown as a reversal of restructuring charges.

Selected financial data for the Field Effects Division follows:

(Dollars in Thousands)
                                    FY 99            FY 98
                                    -----            -----
            Sales                  $    36          $ 1,266
            Net Loss                (5,728)          (1,196)

An analysis of the restructuring events for year ended May 28, 2000 follows:

(Dollars in Thousands)
                                                                                                      Components
                                                                                             ----------------------------
                                                                                               Cost of
                                                          Field               Net               Goods          Operating
                                       Refrigerant       Effects         Restructuring          Sold             Expense
                                       ------------     -----------      -------------       -----------      -----------
Inventory written off in
   restructuring (recovery)               $1,770          $(380)           $1,390                $1,390
Severance obligations                        191                              191                                 $191
Write-down of equipment                       39                               39                                   39
Lease accrual recovery                                     (150)             (150)                                (150)
                                          ------          -----            ------                 ------          ----
                                          $2,000          $(530)           $1,470                 $1,390          $ 80
                                          ======          =====            ======                 ======          ====

NOTE D - INVESTMENTS

Available for Sale Securities:

The Company owns 850,753 shares of the Common Stock of Ultralife Batteries Inc., as of May 28, 2000, which are accounted for as "Available for Sale Securities." Realized gains from the sale of such securities amounted to $615,000 and $0 in fiscal 2000 and 1999, respectively. The sale of certain such securities was restricted under US securities laws as of May 30, 1999. Such securities were included in Other Investments. The restriction has since lapsed, and, accordingly, the entire investment is included in available for sale securities as of May 28, 2000. The cost and market value of the Company's available for sale securities at May 28, 2000 and May 30, 1999 were:

(Dollars in Thousands)

                                              May 28, 2000          May 30, 1999
                                              ------------          ------------

Cost                                             $6,262                $2,154
Gross unrealized holding gain (loss)                544                  (788)
                                                 ------                ------
Market value                                     $6,806                $1,366
                                                 ======                ======

Other Investments:

In September 1998, the Company acquired Series A Convertible Preferred Stock of PowerCold, a publicly held corporation for approximately $1,000,000. The Series A Convertible Preferred Stock is entitled to a number of votes per share equal to the number of common shares into which each such share of Series A Convertible Preferred Stock is convertible at the time of such vote. As of May 28, 2000 and May 30, 1999, the Company's voting interest was approximately 12% and 15% respectively. The Company accounts for this investment at cost.

The Company owns approximately 19% of the Common Stock of KryoTech Inc. a privately-held corporation, acquired at a cost of $4,750,000.

Until December 1999, the Company accounted for its investment in KryoTech using the equity method of accounting because it owned more than 20% of the common shares. In December 1999, the Company's ownership position fell below 20%. As a result, during the quarter ended February 27, 2000, the Company began accounting for the remaining investment value of approximately $3.5 million using the cost method. The initial acquisition cost exceeded the underlying equity in net assets by $3,645,000, which was being amortized over a period of 15 years. Accumulated amortization at May 28, 2000 and May 30, 1999 was $404,000 and $283,000, respectively. The market value of this investment is not readily determinable.

SMIS:

As of May 30, 1999 and May 31, 1998, the Company owned 354,223 ordinary shares (approximately 23%) of SMIS acquired at a cost of $3,530,000, and 980,000 redeemable preference shares acquired at a cost of $1,511,000. The preference shares were convertible into ordinary equity of SMIS. The Company has recorded its investment using the equity method of accounting, and, accordingly, has reduced its investment by amortizing the excess of the cost of its investment in the ordinary shares over the underlying equity over a period of 40 years and by recording its proportionate share of SMIS' losses. The total amount written off amounted to $2,674,000 at May 30, 1999 and $2,156,000 at May 31, 1998. Also, as
of May 31, 1998, the Company had made advances to SMIS of approximately $2,476,000 in the form of loans which were convertible into ordinary equity of SMIS. In May 1998, the Company guaranteed repayment of one half of the outstanding balance of borrowings under a line of credit obtained by SMIS at that time. The maximum amount guaranteed was (pound)1,250,000 (approximately $2,000,000 at May 30, 1999). During the year ended May 30, 1999, the Company advanced a total of $1,015,000 to SMIS, of which $611,000 was repaid.

As a result of SMIS' inability to achieve anticipated improvements in its business plan, including new product orders, improved manufacturing results and cost reductions, SMIS continued operating at a loss in 1999. In March 1999, it was determined by SMIS management that additional funds would be required to sustain operations based on projected cash flows and the deterioration in its backlog. Based on the Company's evaluation of SMIS' past performance and projections for future results, it was determined by Intermagnetics' management, in the fourth quarter of fiscal 1999, that it would not provide additional funding to SMIS. Additionally, during July 1999, SMIS management agreed in principle to sell the majority of its operations at a price that did not result in any return to its shareholders. Accordingly, the Company wrote off its remaining investment in and advances to SMIS and provided for the estimated amount which it would have been required to pay as a result of the financial guarantee discussed above. The total amount written off was $7,300,000, consisting of the write-off of the ordinary and redeemable preference shares in the amount of $2,337,000, notes receivable in the amount of $2,924,000 and the accrual of approximately $2,000,000 related to the financial guarantee. The write-off is shown in "(Write-off) recovery of investment in unconsolidated affiliate" in the accompanying consolidated statement of operations.

During fiscal 2000, SMIS was liquidated. The net amount of the Company's liability for the financial guarantee amounted to approximately $400,000. Accordingly, the Company recorded a recovery of $1,620,000 during the year ended May 28, 2000. The recovery is shown in "(Write-off) recovery of investment in unconsolidated affiliate" in the accompanying consolidated statement of operations.

Following is selected financial information contained in SMIS' internal unaudited financial statements for the seven months ended May 31, 1999 and May 31, 1998.

(Dollars in Thousands)
                                                 May 31, 1999                 May 31, 1998
                                             ---------------------        ---------------------
     Current assets                               $ 4,498                      $ 3,689
     Non-current assets                               212                          742
     Current liabilities                            4,868                        4,075
     Non-current liabilities                        5,246                        1,183
     Shareholders funds                            (5,193)                        (827)
                                            Seven Months Ended            Seven Months Ended
                                               May 31, 1999                  May 31, 1998
                                               ------------                  ------------
     Net sales                                      4,022                        2,673
     Gross margin                                   1,359                          882
     Loss from continuing operations                1,580                        1,555
     Net loss                                       1,580                        1,555

As of May 28, 2000 SMIS is no longer in business, therefore, no additional financial information exists.

NOTE E - NOTES PAYABLE AND LONG-TERM DEBT

The Company has an unsecured line of credit of $27,000,000, which expires in October 2002, of which $4,850,000 was in use at May 30, 1999 and none at May
28, 2000. The Company may elect to apply interest rates to borrowings under the line which relate to either the London Interbank Offered Rate (LIBOR) or prime, whichever is the most favorable. The weighted average interest rate with respect to borrowings at May 30, 1999 was 5.4134%. The line of credit agreement provides for various covenants, including requirements that the Company maintain specified financial ratios.

Long-term debt consists of the following:

(Dollars in Thousands)                     May 28,              May 30,
                                            2000                 1999
                                         ---------             ---------

Revenue bonds                             $ 1,450               $ 1,550
Notes payable                               2,192
Mortgage payable                            5,416                 5,633
Convertible debentures                     18,894                19,765
                                          -------               -------
                                           27,952                26,948
Less current portion                        1,428                   317
                                          -------               -------
Long-term debt                            $26,524               $26,631
                                          =======               =======

Revenue bonds consist of a subsidiary's obligation under an agreement with an Economic Development Authority with respect to revenue bonds issued in connection with the acquisition of certain land, building and equipment acquired at a total cost of $2,408,000. The bonds bear interest at a weekly adjustable annual rate (convertible to fixed rate at the option of the Company) which averaged 3.72% for the year ended May 28, 2000 (3.68% for the year ended May 30, 1999). The bonds mature serially in amounts ranging from $100,000 in December, 1999 to $200,000 in December, 2009. In the event of default or upon the occurrence of certain conditions, the bonds are subject to mandatory redemption at prices ranging from 100% to 103% of face value. As long as the interest rate on the bonds is adjustable weekly, the bonds are redeemable at the option of the Company at face value. The Company makes monthly advance payments to restricted cash accounts in amounts sufficient to meet the interest and principal payments on the bonds when due. The balances of these accounts, included in "Cash and Cash Equivalents" on the accompanying consolidated balance sheets, were $41,000 at May 28, 2000 and $52,000 at May 30, 1999.

The notes payable bear interest at the three-month LIBOR rate, 6.83% at May 28, 2000. One-half of the notes are payable in June 2000 and the balance in June 2001. The notes result from the redemption of the Series A Preferred Stock on November 30, 1999.

The mortgage payable bears interest at the rate of LIBOR (7.45% at May 28, 2000) plus 0.9% and is payable in monthly installments of $50,000, including principal and interest, through October 2005 with a final payment of $3,943,000 due in November 2005. The loan is secured by land and buildings and certain equipment acquired at a cost of approximately $10,800,000. The Company has entered into an interest rate swap agreement, the effect of which is to fix the rate on this loan at 6.88%.

Convertible debentures at May 28, 2000 consist of $18,894,000 of 5.75% convertible subordinated debentures due September 2003, issued in a private placement. The debentures are convertible into Common Stock at approximately $13.856 per share. Interest on the debentures is payable semi-annually. The debentures are redeemable, in whole or in part, at the option of the Company at any time at prices ranging from 102.3% to 100.575%. The debentures also provide for redemption at the option of the holder upon a change in control of the Company, as defined, and are subordinated to senior indebtedness, as defined.

In February 1999, the Company paid $1,550,000 for the early retirement of Convertible Subordinated Debentures with a carrying value of $1,860,000. As a result of the early retirement of debt, the Company recognized a gain of approximately $275,000 in fiscal year 1999. In March 2000, the holders of the Convertible Subordinated Debentures converted $871,000 of debt for 61,029 shares of Common Stock. See Note O for details of conversion of an additional $10,900,000 of debentures in July 2000.

Aggregate maturities of long-term debt for the next five fiscal years are: 2001
- $1,428,000; 2002 - $1,445,000; 2003 - $392,000; 2004 - $19,303,000 and 2005
$432,357.

Interest paid for the years ended May 28, 2000, May 30, 1999, and May 31, 1998, amounted to $1,725,000, $1,961,000 and $1,910,000, respectively.


NOTE F - SHAREHOLDERS' EQUITY

In June 2000 the Company declared a 3% stock dividend to be distributed on all outstanding shares, except Treasury Stock, on August 25, 2000 to holders of record on August 4, 2000. The consolidated financial statements have been adjusted retroactively to reflect this stock dividend in all numbers of shares, prices per share and earnings per share.

The Company has established two stock option plans: the 1981 Stock Option Plan and the 1990 Stock Option Plan. Shares and prices per share have been adjusted to reflect the 3% stock dividend declared June 2000. A total of 3,492,208 shares have been authorized for grant under the 1990 plan. All remaining grants under the 1981 Plan were exercised during the year. Options granted under the 1990 Plan have lives ranging from five to ten years and vest over periods ranging from one to five years.

Option activity under these plans was as follows:

                                                                 Fiscal Year Ended
                          ------------------------------------------------------------------------------------------------
                                    May 28, 2000                     May 30, 1999                    May 31, 1998
                          --------------------------------- -------------------------------- -----------------------------
                                             Weighted                          Weighted                         Weighted
                                             Average                           Average                          Average
                              Number         Exercise          Number          Exercise          Number         Exercise
                             of Shares         Price          of Shares          Price          of Shares        Price
                            -----------      --------        -----------       ---------       -----------      ---------
Outstanding,
  beginning of year          1,981,340        $ 8.713          1,856,785        $ 9.200          1,738,616      $ 9.047
Granted                        967,924          8.018            495,324          6.568            364,090        9.288
Exercised                     (399,330)         8.915           (194,213)         4.854           (136,180)       5.518
Forfeited                     (184,382)         9.813           (176,556)        12.082           (109,740)      11.604
                            ----------                        ----------                        ----------
Outstanding,
  end of year                2,365,552          8.308          1,981,340          8.713          1,856,786        9.200
                             =========                         =========                         =========
Exercisable,
  end of year                  837,838        $ 9.145          1,073,626        $ 9.265          1,092,300      $ 8.396
                               =======                         =========                         =========


                                                                              May 28, 2000
                                -----------------------------------------------------------------------------------------
                                             Options Outstanding                             Options Exercisable
                                ------------------------------------------------------    -------------------------------
                                                      Weighted         Weighted                                Weighted
                                                      Average          Average                                 Average
Range of Option                       Number          Exercise         Remaining               Number          Exercise
Exercise Prices                    Outstanding         Price       Contractual Life          Exercisable         Price
---------------                    -----------        --------     ----------------          -----------       ---------
$4.10 to $6.00                       244,289          $ 4.883          2.4 years               215,114         $ 4.760
$6.01 to $7.00                       404,830            6.333          7.7 years                68,258           6.434
$7.01 to $8.00                       740,821            7.456          4.5 years                48,321           7.693
$8.01 to $10.00                      462,854            8.924          5.8 years               118,863           9.078
$10.01 to $20.15                     512,758           12.171          3.8 years               387,282          12.261
                                   ---------                                                   -------
                                   2,365,552          $ 8.308          4.9 years               837,838         $ 9.145
                                   =========                                                   =======

Following are the shares of Common Stock reserved for issuance and the related exercise prices for the outstanding stock options and convertible subordinated debentures at May 28, 2000:

                                                Number            Exercise Price
                                              Of Shares              Per Share
                                              ----------          ---------------
1990 Stock Option Plan                         2,365,551          $4.103 to $20.14
Convertible subordinated debentures            1,363,597          $13.856
                                               ---------
Shares reserved for issuance                   3,729,148
                                               =========

The following pro forma net income (loss) and earnings (loss) per share information has been determined as if the Company had accounted for stock-based compensation awarded under its stock option plans using the fair value-based method. The pro forma effect on net income for fiscal years 2000, 1999 and 1998 is not representative of the pro forma effect on net income in future years because, as required by SFAS No. 123, "Accounting for Stock Based Compensation," no consideration has been given to awards granted prior to fiscal 1996.


(Dollars in Thousands, Except Per Share Amounts)

                                                                      Fiscal Year Ended
                                  ----------------------------------------------------------------------------------
                                       May 28, 2000                  May 30, 1999                  May 31, 1998
                                  ----------------------       ----------------------        -----------------------
                                     As                           As                            As
                                  Reported     Pro Forma       Reported     Pro Forma        Reported      Pro Forma
                                  --------     ---------       --------     ---------        --------      ---------
Net income (loss)                  $6,452        $4,595        $(7,029)      $(8,359)          $2,753        $1,816
Earnings (loss) per Common
   Share:
   Basic                           $  .49        $  .35        $ (0.55)      $ (0.65)          $ 0.21        $ 0.14
                                   ======        ======        =======       =======           ======        ======
   Diluted                         $  .46        $  .33        $ (0.55)      $ (0.65)          $ 0.20        $ 0.13
                                   ======        ======        =======       =======           ======        ======

The weighted average fair value of each option granted under the 1990 Stock Option Plan during fiscal years 2000, 1999 and 1998 was $4.385, $3.808 and $5.446, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes Model with the following weighted average assumptions. The risk-free interest rates for fiscal years 2000, 1999 and 1998 were 6.1%, 5.1% and 5.9%, respectively. The expected volatility of the market price of the Company's Common Stock for fiscal years 2000, 1999 and 1998 grants was 55.1%, 51.3% and 55.3%, respectively. The expected average term of the granted options for fiscal years 2000, 1999 and 1998 was 4.8 years, 6.6 years and 5.9 years, respectively. There was no expected dividend yield for the options granted for fiscal years 2000, 1999 and 1998.

During the years ended May 28, 2000, May 30, 1999 and May 31, 1998, in connection with the grant of stock options to consultants, the Company has recognized compensation cost in the amount of $24,000, $61,000 and $24,000, respectively. Also, in connection with the exercise of certain stock options in fiscal 2000, the Company recognized $386,000 of compensation expense. In addition, during the year ended May 28, 2000 the Company issued 618,753 shares of Treasury Stock for partial redemption of Preferred Stock and 20,000 shares at a fair market value of $8.75 per share as compensation to the Board of Directors; during the year ended May 31, 1998, the Company issued 89,018 shares of Treasury Stock at fair market value in connection with the purchase of inventory from a supplier.

The Company has loaned $1,666,000 to certain executives to enable them to purchase Company common stock on the open market. Such loans bear interest at the Company's cost of borrowing and have a term of five years. The loans have been recorded as a reduction of Shareholders Equity.


NOTE G - RETIREMENT PLANS

The Company has a non-contributory, defined benefit plan covering all eligible employees. Benefits under the plan are based on years of service and employees' career average compensation. The Company's funding policy is to contribute annually an amount sufficient to meet or exceed the minimum funding standard contained in the Internal Revenue Code. Contributions are intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future. As of December 31, 1998 the Company froze all pension benefits except for approximately 50 bargaining unit employees at a subsidiary. Since prior Company contributions were intended to fund both benefits earned and those expected to be earned in the future, the freezing of the benefits generated a "curtailment gain" of $1,465,000, which has been credited to the appropriate operating expenses containing salary and wages expense in the fiscal 1999 Consolidated Statement of Operations. The Company has been advised that the pension plan has sufficient assets to permit termination of the plan and has begun the required steps to do so in accordance with statutory requirements.

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at May 28, 2000 and May 30, 1999:

                                                                                           Fiscal year ended
(Dollars in Thousands)                                                           May 28, 2000            May 30, 1999
                                                                                 ------------            ------------

Change in benefit obligation during year:
  Benefit obligation at beginning of year                                            $ 8,146                 $ 9,399
  Service cost                                                                            59                     393
  Interest cost                                                                          472                     645
  Benefit payments                                                                      (248)                   (221)
  Administrative expenses                                                               (100)                    (98)
  Actuarial (gain) or loss                                                                32                    (507)
  Settlements                                                                         (4,268)
  Curtailments                                                                                                (1,465)
                                                                                      ------                 -------
  Benefit obligation at end of year                                                   $4,093                  $8,146
                                                                                      ======                 =======
Change in plan assets during year:
  Fair value of plan assets at beginning of year                                     $10,956                 $ 9,583
  Employer contributions                                                                   5
  Benefit payments                                                                      (248)                   (221)
  Administrative expenses                                                               (100)                    (98)
  Actual return on plan assets                                                           605                   1,692
  Settlements                                                                         (4,941)
                                                                                      ------                 -------
  Fair value of plan assets at end of year                                           $ 6,277                 $10,956
                                                                                      ======                 =======
Reconciliation of funded status at end of year:
  Funded status                                                                      $ 2,183                 $ 2,810
  Unrecognized net transition (asset) or obligation                                       17                      22
  Unrecognized prior service cost                                                         69                     598
  Unrecognized net (gain) or loss                                                     (1,570)                 (2,895)
                                                                                      ------                 -------
  Net amount recognized                                                                 $699                    $535
                                                                                      ======                 =======
Amounts recognized in the Consolidated Balance Sheet at end of year:
  Prepaid benefit cost                                                                  $699                    $535
                                                                                      ======                 =======
Net periodic benefit cost recognized for year:
  Service cost                                                                           $59                    $392
  Interest cost                                                                          472                     645
  Expected return on plan assets                                                        (673)                   (752)
  Amortization of net transition (asset) or obligation                                     6                       6
  Amortization of prior service cost                                                      29                      51
  Amortization of net (gain) or loss                                                     (70)                     (6)
                                                                                      ------                 -------
  Net periodic benefit cost                                                            $(177)                   $336
                                                                                      ======                 =======
Additional amounts recognized for year:
  Settlement (gain) or loss                                                              $19
  Curtailment (gain) or loss                                                                                 $(1,465)
Weighted-average assumptions for year:
  Discount rate                                                                         7.50%                   7.00%
  Rate of compensation increases                                                        4.50%                   4.50%
  Expected long-term rate of return on plan assets                                      8.00%                   8.00%

Weighted-average assumptions at end of year
  Discount rate                                                                         8.00%                   7.50%
  Rate of compensation increases                                                        4.50%                   4.50%

The Company also maintains an employee savings plan, covering substantially all employees, under Section 401(k) of the Internal Revenue Code. Under this plan, the Company matches a portion of employees' contributions. Expenses under the plan during the fiscal years ended May 28, 2000, May 30, 1999 and May 31, 1998 aggregated $588,000, $348,000 and $252,000, respectively.

The Company also maintains supplemental retirement and disability plans for certain of its executive officers. These plans utilize life insurance contracts for funding purposes. Expenses under these plans were $21,000, $56,000 and $67,000 for the fiscal years ended May 28, 2000, May 30, 1999 and May 31, 1998, respectively.

NOTE H - INCOME TAXES

The components of the provision for income taxes (benefit) are as follows:

(Dollars in Thousands)
                                                                      Fiscal Year Ended
                                               ----------------------------------------------------------------
                                                 May 28, 2000            May 30, 1999             May 31, 1998
                                               ---------------         ---------------          ---------------
Current
     Federal                                          $2,573                 $(1,727)                  $2,487
     State                                               611                     176                      352
     Foreign                                             162                     112                      180
                                                      ------                 -------                   ------
          Total current                                3,346                  (1,439)                   3,019
Deferred
     Federal                                             664                     (57)                    (920)
     State                                                44                     284                     (108)
                                                      ------                 -------                   ------
          Total deferred                                 708                     227                   (1,028)
                                                      ------                 -------                   ------
Provision for income taxes (benefit)                  $4,054                 $(1,212)                  $1,991
                                                      ======                 =======                   ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

(Dollars in Thousands)                                                   May 28, 2000             May 30, 1999
                                                                       ---------------          ---------------
Deferred tax assets:
     Inventory reserves                                                       $3,163                   $2,766
     Non-deductible accruals                                                   1,058                      863
     Product warranty reserve                                                    756                      560
     Equity in net loss of unconsolidated affiliate                              469                      368
     Restructuring and other accruals                                          1,582                    1,600
     Capital loss carryforward                                                 1,120                    1,329
     Unrealized loss of available for sale securities                              -                      280
                                                                              ------                   ------
          Total gross deferred tax assets                                      8,148                    7,766
     Less valuation allowance                                                 (1,311)                  (1,520)
                                                                              ------                   ------
          Deferred tax assets                                                  6,837                    6,246
Deferred tax liabilities:
     Unrealized gain on available for sale securities                           (178)                       -
     Depreciation and amortization differences                                  (479)                    (452)
     Intangibles                                                              (2,939)                  (1,475)
     Pension curtailment gain                                                   (549)                    (538)
     Other, net                                                                 (101)                     (24)
                                                                              ------                   ------
          Total gross deferred tax liabilities                                (4,246)                  (2,489)
                                                                              ------                   ------
     Net deferred tax assets                                                  $2,591                   $3,757
                                                                              ======                   ======

The foregoing assets and liabilities are classified in the accompanying consolidated balance sheets as follows:


(Dollars in Thousands)                                                   May 28, 2000             May 30, 1999
                                                                       ---------------          ---------------
Net current deferred tax assets                                             $6,187                   $4,069
Net long-term deferred tax liabilities                                       3,596                      312
                                                                            ------                   ------
                                                                            $2,591                   $3,757
                                                                            ======                  =======

During fiscal 1998, in connection with the acquisition of Polycold, the Company recorded $123,000 of deferred tax assets.

During the years reported, the Company adjusted the valuation allowance to an amount it believes is necessary to reduce deferred taxes to an amount which is more likely than not to be realized.

Changes made to the valuation allowance during fiscal 2000 and 1999 were a decrease of $209,000 and an increase of $916,000, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and capital gains during the periods in which those temporary differences become deductible. Management considers projected future taxable income, the character of such income and tax planning strategies in making this assessment. The Company had Federal taxable income (loss) of approximately $6,500,000 in fiscal 2000, ($3,250,000) in fiscal 1999, and $7,000,000 in fiscal 1998. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of the remaining deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The reasons for the differences between the provision for income taxes (benefit) and the amount of income tax (benefit) determined by applying the applicable statutory Federal tax rate to income (loss) before income taxes are as follows:

(Dollars in Thousands)
                                                                      Fiscal Year Ended
                                               ----------------------------------------------------------------
                                                 May 28, 2000            May 30, 1999             May 31, 1998
                                               ---------------         ---------------          ---------------
Pretax income (loss) at statutory
   tax rate (34%)                                   $3,572                 $(2,802)                  $1,613
State taxes, net of Federal benefit                    432                     304                      161
Benefit of Foreign Sales Corporation                  (425)                   (210)                    (288)
Non-deductible distribution expense                      -                       -                      204
Amortization of intangibles                            539                     539                      392
Benefit of tax credits                                   -                     (45)                       -
Capital loss carryforward used                        (209)                      -                        -
Change in valuation allowance                            -                     916                     (230)
Other, net                                             145                      86                      139
                                                    ------                 -------                   ------
Provision for income taxes                          $4,054                 $(1,212)                  $1,991
                                                    ======                 =======                   ======


The Company received $50,000 in net tax refunds during May 28, 2000 and paid income taxes, net of cash refunds received, of $2,504,000 and $1,815,000 during the years ended May 30, 1999 and May 31, 1998, respectively.

NOTE I - PER SHARE INFORMATION

The following table provides calculations of basic and diluted earnings per share:

(Dollars in Thousands, Except Per Share Amounts)

                                                                          Fiscal Year Ended
                                                   -------------------------------------------------------------
                                                   May 28, 2000           May 30, 1999              May 31, 1998
                                                   ------------           ------------              ------------
Income (loss) available to
  Common shareholders                               $     6,452            $    (7,029)              $     2,753
                                                    ===========            ===========               ===========

Weighted average shares                              13,115,785             12,801,910                13,138,404

Dilutive potential Common
  Shares:
    Convertible Preferred Stock                         533,338                                          335,702
    Stock options                                       439,095                                          337,121
                                                    -----------            -----------               -----------
Adjusted weighted average
  Shares                                             14,088,218             12,801,910                13,811,227
                                                    ===========            ===========               ===========

Net income (loss) per Common Share:
    Basic                                              $   0.49              $   (0.55)                 $   0.21
                                                       ========              =========                  ========
    Diluted                                            $   0.46              $   (0.55)                 $   0.20
                                                       ========              =========                  ========


Shares issuable upon conversion of convertible debentures are considered in calculating "diluted" earnings per share, but have been excluded, as the effect would be anti-dilutive. Shares issuable upon conversion of Convertible Preferred Stock and exercise of stock options have been excluded from the year ended May 30, 1999 as their effect would be anti-dilutive.

In June 2000 the Company declared a 3% stock dividend to be distributed on all outstanding shares, except Treasury Stock, on August 25, 2000 to holders of record on August 4, 2000. The Company distributed 2% stock dividends on September 17, 1998 and September 16, 1997. The distributions have been made from the Company's authorized but unissued shares. All data with respect to earnings per share, weighted average shares outstanding and Common Stock equivalents have been adjusted to reflect these stock dividends.

NOTE J - COMMITMENTS AND CONTINGENCIES

The Company leases certain manufacturing facilities and equipment under operating lease agreements expiring at various dates through October 2019. Certain of the leases provide for renewal options. Total rent expense was $731,000, $519,000 and $400,000 for the years ended May 28, 2000, May 30, 1999, and May 31, 1998, respectively.

Future minimum rental commitments, excluding renewal options, under the noncancellable leases covering certain manufacturing facilities and equipment through the term of the leases are as follows:

 Fiscal Year
------------
   2001                            $  945,000
   2002                               906,000
   2003                               689,000
   2004                               467,000
   2005                               457,000
                                  -----------
   Total                           $3,464,000
                                  ===========

In addition to operating lease agreements, the Company also has a five-year maintenance agreement for $113,000 per year beginning January 1, 1999 for a newly implemented computer system.

At May 28, 2000, the Company's capital equipment commitments were approximately $763,000.

In connection with the termination of AISA (see Note B), the Company has agreed to purchase approximately $3,000,000 of superconducting wire for use in producing MRI Magnets. As of May 28, 2000, approximately $2,176,000 of the commitment remains outstanding.

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

The Company's individual business units have been aggregated into four reportable segments: (1) Electromagnetics; (2) LTS Superconducting Materials;
(3) Refrigeration, and (4) Energy Technology on the basis of similar products, processes and economic circumstances, among other things. The Electromagnetics segment designs, manufactures and sells magnet systems and radio frequency ("RF") coils used in MRI for medical diagnostics. The LTS Superconducting Materials segment manufactures and sells superconducting wire principally for the construction of superconducting MRI magnet systems. The Refrigeration segment designs, develops, manufactures and sells refrigeration equipment and refrigerants. The Energy Technology segment consists primarily of the design and manufacture of High Temperature Superconductor ("HTS") material and the development of devices used to transmit and distribute electric power such as HTS transmission cables and power transformers. Through May 30, 1999, the activities of the Energy Technology Segment were included in the Electromagnetics Segment. Segment data for prior years has been adjusted to conform with current year presentation.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:


(Dollars in Thousands)

                                                                               Fiscal Year Ended
                                             ---------------------------------------------------------------------------------
                                                                                 May 28, 2000
                                             ---------------------------------------------------------------------------------
                                                                        LTS
                                                                  Superconducting                      Energy
                                             Electromagnetics        Materials     Refrigeration     Technology        Total
                                             ----------------     ---------------  -------------     ----------      ---------
Net sales to external customers:
 Magnet systems                                   $56,358                                                             $ 56,358
 RF Coils                                          10,865                                                               10,865
 Superconductive wire                                                 $10,337                                           10,337
 Refrigeration equipment                                                                $28,515                         28,515
 Refrigerants                                                                             5,030                          5,030
 Other                                                                                                   $1,667          1,667
                                                  -------             -------           -------          ------        -------
    Total                                          67,223              10,337            33,545           1,667        112,772

Intersegment net sales                                                 10,666             2,414                         13,080

Segment operating profit (loss)                    10,964               3,229            (3,164)         (1,732)         9,297

Total assets                                       89,905              13,732            21,562           2,778        127,977

Additions to property, plant and equipment          3,309                 774               472             732          5,287

Depreciation and
 amortization expense                               3,541                 975             1,514             350          6,380

Other significant non-cash items:
 Restructuring charges                                                                    2,000                          2,000


                                                                                 May 30, 1999
                                             ---------------------------------------------------------------------------------
                                                                       LTS
                                                                  Superconducting                      Energy
                                             Electromagnetics        Materials     Refrigeration     Technology        Total
                                             ----------------     ---------------  -------------     ----------      ---------
Net sales to external customers:
 Magnet systems                                   $43,925                                                             $ 43,925
 RF Coils                                          12,926                                                               12,926
 Superconductive wire                                                 $12,160                                           12,160
 Refrigeration equipment                                                                $28,268                         28,268
 Refrigerants                                                                             2,794                          2,794
 Other                                                                                                   $2,798          2,798
                                                  -------             -------           -------          ------        -------
    Total                                          56,851              12,160            31,062           2,798        102,871

Intersegment net sales                                                  6,806             2,223                          9,029

Segment operating profit (loss)                     5,590               2,585            (5,895)         (1,500)           780

Total assets                                       64,977              10,857            47,707           1,917        125,458

Investment in unconsolidated
 affiliates:                                                                              3,736                          3,736

Additions to property, plant and equipment          1,619                 798               620             102          3,139

Additions to long-lived assets                      8,750                                                                8,750

Depreciation and
 amortization expense                               3,006                 871             1,471             288          5,636

Other significant non-cash items:
 Restructuring charges                              4,739                                                                4,739


                                                                                 May 31, 1998
                                             ---------------------------------------------------------------------------------
                                                                        LTS
                                                                  Superconducting                      Energy
                                             Electromagnetics        Materials     Refrigeration     Technology        Total
                                             ----------------     ---------------  -------------     ----------      ---------
Net sales to external customers:
 Magnet systems                                   $47,890                                                             $ 47,890
 RF Coils                                          10,746                                                               10,746
 Superconductive wire                                                 $11,131                                           11,131
 Refrigeration equipment                                                                $21,947                         21,947
 Refrigerants                                                                             2,196                          2,196
 Other                                                                                                   $1,984          1,984
                                                  -------             -------           -------          ------        -------
    Total                                          58,636              11,131            24,143           1,984         95,894

Intersegment net sales                                                  7,775             4,141                         11,916

Segment operating profit (loss)                     4,992               2,324              (517)         (1,285)         5,514

Total assets                                       67,586              13,872            44,297           2,021        127,776

Investment in unconsolidated
 affiliates:                                        5,330                                 4,710                         10,040

Additions to property, plant and equipment
 exclusive of acquisitions                          2,309                 310               425             102          3,146

Additions to long-lived assets                                                           10,175                         10,175

Depreciation and
 amortization expense                               3,662                 912               562             288          5,424

Other significant non-cash items:
 Non-cash expense from warrants issued                                                      600                            600


The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:


(Dollars in Thousands)
                                                                           Fiscal Year Ended
                                                          ------------------------------------------------
                                                            May 28,              May 30,           May 31,
                                                             2000                 1999              1998
                                                          ----------          ------------       ----------
Reconciliation of income (loss) before income taxes:

Total profit from reportable segments                       $ 9,297            $   780            $ 5,514
Unallocated Amounts:
 Interest and other income                                    1,790              1,942              2,364
 Interest and other expense                                  (1,965)            (2,172)            (2,125)
 (Write off) recovery of investment
   unconsolidated affiliate                                   1,620             (7,300)
 Equity in net loss of unconsolidated affiliate                (236)            (1,491)            (1,009)
                                                            -------            -------            -------
Income (loss) before income taxes                           $10,506            $(8,241)           $ 4,744
                                                            =======            =======            =======

Net sales to two customers of the Company's Electromagnetics and LTS Superconducting Materials segments were each in excess of 10% of the Company's total net sales. Net sales to each of these customers during the last three years were as follows:

                                          Fiscal Year Ended
                            -------------------------------------------
                             May 28,           May 30,          May 31,
(Dollars in Thousands)        2000              1999             1998
                            --------          --------         --------
Customer A                  $56,098           $41,652          $42,751
Customer B                   12,286            13,747           10,408
                            -------           -------          -------
             Total          $68,384           $55,399          $53,159
                            =======           =======          =======


Net sales by country, based on the location of the customer, for the last three fiscal years were as follows:

                                          Fiscal Year Ended
                            -------------------------------------------
                             May 28,           May 30,          May 31,
(Dollars in Thousands)        2000              1999             1998
                            --------          --------         --------
United States              $ 35,992          $ 41,771          $38,594
Netherlands                  56,860            41,652           42,751
Other countries              19,920            19,448           14,549
                           --------          --------          -------
             Total         $112,772          $102,871          $95,894
                           ========          ========          =======

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents, receivables, and accounts payable and accrued expenses: The carrying amounts reported in the consolidated balance sheets approximate their fair values because of the short maturities of these instruments.

Available for sale securities and other investments: The fair value of available for sale securities is estimated based on quoted market prices (see Note D) at the balance sheet date. The fair value of other investments is not readily determinable.

Long-term debt: The carrying value of long-term debt, including current portion, was approximately $27,900,000 at May 28, 2000, while the estimated fair value was $25,000,000, based upon interest rates available to the Company for issuance of similar debt with similar terms and discounted cash flows for remaining maturities.

Letters of credit: The letters of credit reflect fair value as a condition of their underlying purposes and are subject to fees competitively determined in the market place. The contract value and fair value of the letters of credit at May 28, 2000 was $1,722,000.

Note M - Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of accumulated other comprehensive income (loss) are as follows:


                                                    Unrealized          Accumulated
                                   Foreign        Gains (Losses)           Other
                                   Currency    on Available for Sale   Comprehensive
                                   Items       Securities, Net of Tax  Income (Loss)
                                   --------    ----------------------  --------------
Balances at May 25, 1997           $   (16)            $   613             $    597

Current period change - 1998          (338)                237                 (101)
                                   -------             -------             --------
Balances at May 31, 1998              (354)                850                  496

Current period change - 1999           194              (1,358)              (1,164)
                                   -------             -------             --------
Balances at May 30, 1999              (160)               (508)                (668)

Current period change - 2000          (482)                874                  392
                                   -------             -------             --------
Balances at May 28, 2000           $  (642)            $   366             $   (276)
                                   =======             =======             ========

The related tax effects allocated to each component of accumulated other comprehensive income (loss) are as follows:


                                   Before-Tax          Tax (Expense)        Net-of-Tax
                                     Amount              or Benefit           Amount
                                   ----------          -------------        ----------
Balance at May 25, 1997             $   942                 $(345)            $   597

Foreign currency translation
adjustments                            (338)                    -                (338)

Unrealized gains (losses) on
available for sale securities           338                  (101)                237
                                    -------                 -----             -------
Balance at May 31, 1998                 942                  (446)                496

Foreign currency translation
adjustments                             194                     -                 194

Unrealized gains (losses) on
available for sale securities        (2,084)                  726              (1,358)
                                    -------                 -----             -------
Balance at May 30, 1999                (948)                  280                (668)

Foreign currency translation
adjustments                            (482)                    -                (482)

Unrealized gains (losses) on
available for sale securities         1,332                  (458)                874
                                    -------                 -----             -------
Balance at May 28, 2000             $   (98)                $(178)            $  (276)
                                    =======                 =====             =======


NOTE N - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for fiscal 2000 and 1999 are as follows:

(Dollars in Thousands, Except Per Share Amounts)
                                                                                                   Earnings Per:
                                                                                Net           ----------------------
                                            Net             Gross              Income           Basic       Diluted
                                           Sales            Margin             (Loss)           Share        Share
                                          -------          --------           --------         -------      --------

2000 Quarter Ended
  August 29, 1999                         $26,838          $ 9,810             $ 1,199          $ .09         $ .09
  November 28, 1999                        28,490           10,192               1,503            .12           .11
  February 27, 2000                        28,081            9,600               1,676            .13           .12
  May 28, 2000                             29,363           11,164               2,074            .15           .14

1999 Quarter Ended
  August 30, 1998                         $26,494          $ 9,781             $ 1,005          $ .08         $ .07
  November 29, 1998                        25,963            7,779              (1,449)          (.11)         (.11)
  February 28, 1999                        23,004            7,759                 452            .04           .03
  May 30, 1999 (1)                         27,410            7,420              (7,037)          (.55)         (.55)

(1) During the quarterly period ended May 30, 1999, the Company recorded a $7,300,000 write-off of its investment in and advances to SMIS , and recognized a $1,465,000 curtailment gain upon amendment to and planned termination of the Company's defined benefit pension plan. In addition, due to declining sales, warranty issues and management's review of operations during fiscal 1999 at the Company's IGC-APD, a $1,750,000 adjustment for inventory impairment was recorded during the quarter. Other adjustments and significant transactions which occurred during the quarterly period ended May 30, 1999 included a $300,000 gain upon sale of the Company's interest in AISA and $787,000 of additional restructuring charges, incurred in the closure of the Company's Field Effects division. The aggregate effect of these adjustments resulted in a pretax loss of $8,072,000 during the quarterly period ended May 30, 1999.

NOTE O - SUBSEQUENT EVENTS

On June 30, 2000 the Company entered into a non-exclusive, royalty-free agreement to license certain US and international patents and pending patents related to superconducting materials and devices. In connection with the agreement, the Company agreed to pay a lump sum fee payable in two installments. Additionally, the Company granted the licensor warrants to purchase 103,000 shares of the Company's Common Stock at a price of $19.36 per share.

On July 12, 2000, $10,090,000 of the Company's 5.75% Convertible Subordinated Debentures were converted into 728,187 shares of the Company's Common Stock at $13.856 per share. The Company issued an additional 31,415 shares of the Company's Common Stock valued at approximately $614,000, or $19.539 per share to induce early conversion and in lieu of all accrued interest.

                                   2. Schedule

                       INTERMAGNETICS GENERAL CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                            (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------
            COL A.                        COL. B                   COL. C                       COL. D            COL. E
------------------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                       -------------------------------
                                        Balance at     Charged to        Charged to
                                        Beginning      Costs and       Other Accounts-         Deductions-       Balance at
         DESCRIPTION                    of Period      Expenses           Describe              Describe       End of Period
------------------------------------------------------------------------------------------------------------------------------
Year Ended May 28, 2000

Deducted from asset accounts:
 Allowance for doubtful accounts          $  401         $  171                                  $   89(3)         $   478
                                                                                                      5(2)
 Reserve for inventory obsolescence        8,282          2,665           1,770(10)               2,247(5)          10,470

Included in liability accounts:
 Product warranty reserve                  1,577            958              40(2)                  366(1)           2,059
                                                                                                    150(2)
 Contract adjustment reserve(4)              301                                                     80(9)             221
 Upgrade Reserve(4)                           40                                                     40(2)               0

Year Ended May 30, 1999

Deducted from asset accounts:
 Allowance for doubtful accounts          $  350         $  206          $  119(11)              $  412(3)         $   401
                                                                            138(10)
 Reserve for inventory obsolescence        6,843          3,732           1,820(10)               4,113(5)           8,282

Included in liability accounts:
 Product warranty reserve                    996          2,152                                   1,571(1)           1,577
                                                                                                    265(2)
 Contract adjustment reserve(4)              458             70                                     227(9)             301
 Upgrade Reserve(4)                           60             40                                      60(2)              40

                       INTERMAGNETICS GENERAL CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                            (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------
            COL A.                        COL. B                   COL. C                       COL. D            COL. E
------------------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                       -------------------------------
                                        Balance at     Charged to        Charged to
                                        Beginning      Costs and       Other Accounts-         Deductions-       Balance at
         DESCRIPTION                    of Period      Expenses           Describe              Describe       End of Period
------------------------------------------------------------------------------------------------------------------------------
Year Ended May 31, 1998

Deducted from asset accounts:
 Allowance for doubtful accounts          $  302         $   60             $  88 (2)            $  130(3)          $  350
                                                                               30 (7)
 Reserve for inventory obsolescence        6,653          1,266                (9)(6)             1,087(5)           6,843
                                                                               20 (7)
Included in liability accounts:
 Product warranty reserve                    911            664                70 (7)               649(1)             996
 Contract adjustment reserve(4)              274            184                                                        458
 Upgrade Reserve(4)                           60             60                                      60(8)              60


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

                                   3. Exhibits

                                   3. Exhibits

                                  Exhibit Index


Exhibit
-------
3.1          By-laws, as amended

4.5          Fourth Amendment dated as of March 31, 2000 to the Second Amended and
             Restated Loan Agreement dated as of October 23, 1997, among
             Intermagnetics General Corporation, IGC APD Cryogenics Inc. Magstream
             Corporation, IGC Medical Advances Inc., Intercool Energy Corporation, and
             IGC Polycold Systems Inc., First Union National Bank (successor by merger to CoreStates Bank, N.A.), and The Chase Manhattan Bank

10.10        Enhanced Benefit Plan

10.11        Executive Stock Purchase Plan

10.13        Patent License Agreement dated June 30, 2000 between Intermagnetics
             General Corporation and Lucent Technologies GRL Corporation

21           Subsidiaries of the Company

23           Consent of Independent Auditors (KPMG LLP)

24           Consent of Independent Auditors (PricewaterhouseCoopers LLP)
