Form 10-Q
period 2000-08-27
INTERMAGNETICS GENERAL CORP
filed 2000-10-10
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 27, 2000

                                       or

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

            450 Old Niskayuna Road, PO Box 461, Latham, NY 12110-0461
           ----------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (518) 782-1122
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)



           ----------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes    x    No         .
                                       ------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.10 par value - 15,232,836 as of September 18, 2000.

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements:

         Consolidated Balance Sheets - August 27, 2000 and May 28, 2000........................3

         Consolidated Statements of Operations - Three Months Ended
           August 27, 2000 and August 29, 1999.................................................5

         Consolidated Statements of Cash Flows - Three Months Ended August 27, 2000
           and August 29, 1999.................................................................6

         Notes to Consolidated Financial Statements............................................7

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................................13

Item 3:  Quantitative and Qualitative Disclosures About Market Risk...........................18


PART II - OTHER INFORMATION...................................................................19


SIGNATURES....................................................................................20


CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                             August 27,        May 28,
                                                                2000            2000
                                                            -----------       --------
ASSETS                                                      (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                   $ 17,701        $ 12,527
  Trade accounts receivable, less allowance
    (August 27, 2000 - $437; May 28, 2000 - $478)               21,067          21,319
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                            1,340           1,525
  Inventories:
    Finished products                                            2,753           1,600
    Work in process                                             10,807          10,174
    Materials and supplies                                       6,802           9,436
                                                              --------        --------
                                                                20,362          21,210

  Deferred income taxes                                          6,187           6,187
  Prepaid expenses and other                                     1,616           1,442
                                                              --------        --------
    TOTAL CURRENT ASSETS                                        68,273          64,210

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                          1,479           1,479
  Buildings and improvements                                    16,653          16,639
  Machinery and equipment                                       40,170          39,470
  Leasehold improvements                                           919             910
                                                              --------        --------
                                                                59,221          58,498
  Less allowances for depreciation and amortization             36,199          35,342
                                                              --------        --------
                                                                23,022          23,156
  Equipment in process of construction                           3,672           3,110
                                                              --------        --------
                                                                26,694          26,266

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                 10,207           6,806
  Other investments                                              4,544           4,544
  Excess of cost over net assets acquired, less accumulated
    amortization (August 27, 2000 - $4,203; May 28, 2000 -
    $3,866)                                                     15,933          16,270
  Other intangibles, less accumulated amortization
     (August 27, 2000 - $1,087; May 28, 2000 - $663)            10,760           8,087
  Other assets                                                   1,614           1,794
                                                              --------        --------

    TOTAL ASSETS                                              $138,025        $127,977
                                                              ========        ========

                                                                            (Continued)



                                                             August 27,        May 28,
                                                                2000            2000
                                                            -----------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY                        (unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt                          $   1,432        $   1,428
  Accounts payable                                               6,315            5,255
  Salaries, wages and related items                              2,489            2,988
  Accrual for compensated absences                                 892            1,014
  Customer advances and deposits                                 2,054            1,753
  Product warranty reserve                                       2,095            2,059
  Accrued income taxes                                           2,644            1,220
  Other liabilities and accrued expenses                         4,028            3,677
                                                             ---------        ---------
    TOTAL CURRENT  LIABILITIES                                  21,949           19,394

LONG-TERM DEBT, less current portion                            16,279           26,524
DEFERRED INCOME TAXES                                            4,822            3,596

SHAREHOLDERS' EQUITY
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      August 27, 2000 - 15,208,775 shares;
      May 28, 2000 - 14,425,981 shares                           1,521            1,442
  Additional paid-in capital                                   102,956           90,943
  Notes receivable for executive stock purchases                (1,666)          (1,666)
  Accumulated deficit                                           (3,732)          (6,159)
  Accumulated other comprehensive income (loss)                  1,717             (276)
                                                             ---------        ---------
                                                               100,796           84,284
  Less cost of Common Stock in treasury
    August 27, 2000 - 661,282 shares;
    May 28, 2000 - 661,282 shares;                              (5,821)          (5,821)
                                                             ---------        ---------
                                                                94,975           78,463
                                                             ---------        ---------


    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 138,025        $ 127,977
                                                             =========        =========




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)


                                                           Three Months Ended
                                                       ---------------------------
                                                       August 27,       August 29,
                                                          2000             1999
                                                       ----------      ----------

Net sales                                               $ 31,711        $ 26,838

Cost of products sold                                     18,906          17,028
Inventory written off in restructuring (recovery)            (38)
                                                        --------        --------
                                                          18,868          17,028
                                                        --------        --------

Gross margin                                              12,843           9,810

Product research and development                           1,562           1,587
Marketing, general and administrative                      6,053           5,381
Amortization of intangible assets                            761             341
                                                        --------        --------
                                                           8,376           7,309
                                                        --------        --------

Operating income                                           4,467           2,501
Interest and other income                                    261             284
Interest and other expense                                  (776)           (606)
Equity in net loss of unconsolidated affiliates              (38)
                                                        --------        --------
  Income  before income taxes                              3,952           2,141
Provision for income taxes                                 1,525             942
                                                        --------        --------

NET INCOME                                              $  2,427        $  1,199
                                                        ========        ========

Earnings per Common Share:
  Basic                                                 $   0.17        $   0.09
                                                        ========        ========
  Diluted                                               $   0.16        $   0.09
                                                        ========        ========




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)

                                                                                Three Months Ended
                                                                          -----------------------------
                                                                          August 27,         August 29,
                                                                            2000               1999
                                                                          ---------         ----------
OPERATING ACTIVITIES
Net income                                                                $  2,427           $  1,199
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                            1,770              1,353
    Equity in net loss of unconsolidated affiliates                                                38
    Non-cash compensation                                                       45
    (Gain) Loss on disposal of property, plant and equipment                   (14)               150
    Premium on debt redemption                                                 401
    Change in operating assets and liabilities:
      Decrease in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts               437              3,739
      Decrease in inventories and prepaid expenses and other                   649              2,659
      Increase in accounts payable and accrued expenses                      2,764              1,922
                                                                          --------           --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                 8,479             11,060

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                  (1,425)              (909)
Proceeds from the sale of property, plant and equipment                         22
Purchases of other intangibles                                              (1,000)
                                                                          --------           --------
    NET CASH USED IN INVESTING ACTIVITIES                                   (2,403)              (909)

FINANCING ACTIVITIES
Net proceeds from (repayments of) short term borrowings                                        (4,850)
Proceeds from the exercise of stock options                                    431                160
Principal payments on long-term debt                                        (1,151)               (54)
                                                                          --------           --------
    NET CASH USED IN FINANCING ACTIVITIES                                     (720)            (4,744)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (182)              (170)
                                                                          --------           --------

INCREASE IN CASH AND CASH EQUIVALENTS                                        5,174              5,237

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            12,527              2,283
                                                                          --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 17,701           $  7,520
                                                                          ========           ========



See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at August 27, 2000 and the results of operations and cash flows for the three-month periods ended August 27, 2000 and August 29, 1999. The results for the three months ended August 27, 2000 are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements for the year ended May 28, 2000, filed on Form 10-K on August 28, 2000.


Note B - Earnings Per Common Share

A summary of the shares used in the calculation of earnings per Common Share is shown below:

(Dollars in Thousands, Except Per Share Amounts)

                                                                          Three Months Ended
                                                    -----------------------------------------------------------
                                                           August 27, 2000                 August 29, 1999
                                                    -----------------------------  ----------------------------

 Income available to common stockholders                                 $ 2,427                       $ 1,199

 Weighted average shares                                              14,170,704                    12,748,457

 Plus incremental shares from assumed conversions:
         Convertible preferred stock                                                  1,241,072
         Stock options                                1,122,581                         100,938
                                                      ---------                       ---------

 Dilutive potential common shares                                      1,122,581                     1,342,010
                                                                   -------------                    ----------

 Adjusted weighted average shares                                     15,293,285                    14,090,467
                                                                   =============                    ==========

 Earnings  per common share:
         Basic                                                            $ 0.17                        $ 0.09
                                                                                                    ==========
                                                                   =============
         Diluted                                                          $ 0.16                        $ 0.09
                                                                   =============                    ==========


         Diluted shares include the potential dilutive effect of outstanding convertible preferred stock and stock options. Shares issuable upon conversion of convertible subordinated debentures have been excluded from the calculation as their effect would not be material.

Note C - Comprehensive Income

The Company's total comprehensive income was as follows:

(Dollars in Thousands)
                                                    Three Months Ended
                                             ---------------------------------
                                              August 27, 2000   August 29, 1999
                                             ----------------   ---------------

Net income                                         $ 2,427              $1,199

Other comprehensive income:

   Unrealized gain on available-for-
      sale securities, net of related taxes          2,178                  59

   Foreign currency translation                       (185)               (170)
                                             -------------      --------------

         Total comprehensive income                $ 4,420             $ 1,088
                                             =============      ==============


Note D - New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 has subsequently been amended by SFAS No. 137, issued in June 1999, which delays the effective date for implementation of SFAS No. 133 until fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of SFAS No. 133 on the Company's consolidated financial statements.

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

Note E - Segment and Related Information

         The Company's individual business units have been aggregated into four reportable segments: (1) Electromagnetics; (2) LTS Superconducting Materials; and (3) Refrigeration, and (4) Energy Technology on the basis of similar products, processes and economic circumstances, among other things. The Electromagnetics Segment designs, manufactures and sells magnet systems and radio frequency ("RF") coils used in MRI for medical diagnostics. The LTS Superconducting Materials Segment manufactures and sells superconducting wire principally for the construction of superconducting MRI magnet systems. The Refrigeration Segment designs, develops, manufactures and sells refrigeration equipment and refrigerants. The Energy Technology segment consists primarily of the design and manufacture of High Temperature Superconductor ("HTS") material and the development of devices used to transmit and distribute electric power such as HTS transmission cables and power transformers. Through February 27, 2000, the activities of the Energy Technology Segment were included in the Electromagnetics Segment. Segment data for prior periods have been adjusted to conform with current period presentation.

         Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The Company evaluates the performance of its reportable segments based on operating income
(loss).

         Summarized financial information concerning the Company's reportable segments is shown in the following table:

(Dollars in Thousands)

                                                                            Three Months Ended
                                         --------------------------------------------------------------------------
                                                                     August 27, 2000
                                         --------------------------------------------------------------------------
                                                        LTS Super-
                                         Electro-       conducting                          Energy
                                         magnetics      Materials     Refrigeration       Technology         Total
                                         ---------      ---------     -------------       ----------       --------
Net sales to external customers:
   Magnet systems                         $16,747                                                          $ 16,747
   RF Coils                                 3,114                                                             3,114
   Superconductive wire                                  $ 2,868                                              2,868
   Refrigeration equipment                                                $ 7,802                             7,802
   Refrigerants                                                               922                               922
   Other                                                                                    $  258              258
                                          -------        -------          ------            ------         --------
      Total                                19,861          2,868            8,724              258           31,711
Intersegment net sales                                     2,823              704                             3,527
Segment operating profit (loss)             3,666            765              662             (626)           4,467
Total assets                              $91,858        $14,387          $26,942           $4,838         $138,025



                                                                     August 29, 1999
                                         --------------------------------------------------------------------------
                                                        LTS Super-
                                         Electro-       conducting                          Energy
                                         magnetics      Materials     Refrigeration       Technology         Total
                                         ---------      ---------     -------------       ----------       --------
Net sales to external customers:
   Magnet systems                         $12,176                                                          $ 12,176
   RF Coils                                 2,873                                                             2,873
   Superconductive wire                                  $ 2,508                                              2,508
   Refrigeration equipment                                               $ 6,983                              6,983
   Refrigerants                                                            1,874                              1,874
   Other                                                                                    $  424              424
                                          -------        -------         -------            ------         --------
      Total                                15,049          2,508           8,857               424           26,838

Intersegment net sales                                     2,893             526                              3,419
Segment operating profit (loss)             1,886          1,145            (187)             (343)           2,501
Total assets                              $76,621        $ 13,435        $32,152            $1,516         $123,724

The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:

(Dollars in Thousands)

                                                                     Three Months Ended
                                                             -------------------------------------
                                                             August 27, 2000       August 29, 1999
                                                             ---------------       ---------------
Reconciliation of income (loss) before income taxes:
   Total profit from reportable segments                         $ 4,467                $ 2,501

   Unallocated amounts:
      Interest and other income                                      261                    284
      Interest and other expense                                    (776)                  (606)
      Equity in net loss of unconsolidated affiliates                                       (38)
                                                                 -------                -------

 Income before income taxes                                      $ 3,952                $ 2,141
                                                                 =======                =======



Note F - Restructuring


         In February 2000, the Company decided to exit its refrigerant business, a part of the Refrigeration Segment, over a 15 month period. As a result, the Company recorded a restructuring charge of $2,000,000, including liabilities of $191,000, comprised of the following:

(Dollars in Thousands)

Inventory write-down                         $1,770
Write-down of equipment                          39
Severance costs                                 191
                                             ------
                                             $2,000
                                             ======

         Under the exit plan, the Company terminated all but two of its employees. The plan involves continuing operations through a master distributor while attempting to find a buyer for the business, and contemplates sales of product through May 2001, at which time operations would cease. The Company paid a total of $99,000 in payments of the severance costs during fiscal 2000, and an additional $3,000 during the quarter ended August 27, 2000. The remaining balance of the accrued severance liability at August 27, 2000 was approximately $89,000.

Note G - Convertible Subordinated Debentures

         On July 12, 2000, $10,090,000 of the Company's 5.75% Convertible Subordinated Debentures were converted into 728,187 shares of the Company's Common Stock at $13.856 per share. The Company issued an additional 31,415 shares of the Company's Common Stock valued at approximately $614,000, or $19.539 per share, which is included in interest expense.

         On September 7, 2000, $8,765,000 of the Company's 5.75% Convertible Subordinated Debentures were converted into 632,578 shares of the Company's Common Stock at $13.856 per share. The Company issued an additional 48,900 shares of the Company's Common Stock valued at approximately $941,000, or $19.25 per share to induce early conversion and in lieu of all accrued interest

Note H - Patents

         On June 30, 2000, the Company entered into a non-exclusive, royalty-free agreement to license certain US and international patents and pending patents related to superconducting materials and devices. In connection with the agreement, the Company agreed to pay a lump sum fee payable in two installments. Additionally, the Company granted the licensor warrants to purchase 103,000 shares of the Company's Common Stock at a price of $19.36 per share.

Note I - Retirement Plans

         The Company has a non-contributory, defined benefit plan covering all eligible employees. Benefits under the plan are based on years of service and employees' career average compensation. The Company's funding policy is to contribute annually an amount sufficient to meet or exceed the minimum funding standard contained in the Internal Revenue Code. Contributions are intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future. As of December 31, 1998, the Company froze all pension benefits except for approximately 50 bargaining unit employees at a subsidiary. In September 2000 the Company received approval from the Internal Revenue Service to terminate the plan and has begun to take the necessary steps to do so.

INTERMAGNETICS GENERAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results for fiscal year 2001 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth herein, as well as other assumptions, risks, uncertainties and factors disclosed elsewhere in this report and in the Company's press releases, shareholders' reports and filings with the Securities and Exchange Commission.

Company Overview

         Intermagnetics General Corporation ("we" or the "Company") operates in four reportable operating segments: Electromagnetics, LTS Superconducting Materials, Refrigeration and Energy Technology. The Electromagnetics segment consists primarily of the manufacture and sale of magnets (by the IGC-Magnet Business Group) and radio frequency coils (by IGC-Medical Advances, Inc), and the LTS Superconducting Materials segment consists primarily of the manufacture and sale of low-temperature superconducting wire and cable (by IGC-AS), all of which are used mainly in Magnetic Resonance Imaging ("MRI") for medical diagnostics. The majority of the Company's sales in these two segments are to US and European customers. The Refrigeration segment consists of refrigeration equipment produced by two subsidiaries, IGC- APD Cryogenics Inc. (IGC-APD) and IGC - Polycold Systems Inc. (IGC-Polycold), and refrigerants which are sold by another subsidiary, InterCool Energy Corporation (ICE). Refrigeration equipment is used in the vacuum deposition industry, the semiconductor manufacturing process, MRI, and in a variety of research applications. Refrigerants consist of a family of environmentally friendly refrigerants designed to replace banned CFC refrigerants. This business is being phased out pursuant to an exit plan adopted in February 2000. Sales of this segment are primarily to US, Asian and European customers. The Energy Technology segment consists primarily of the design and manufacture of High Temperature Superconductor ("HTS") material and the development of devices used to transmit and distribute electric power such as HTS transmission cables and power transformers. Through the third quarter of fiscal 2000, the activities of the Energy Technology segment were included in the Electromagnetics segment. Segment data for prior years has been adjusted to conform with current year presentation. The Company operates on a 52/53 week fiscal year ending the last Sunday during the month of May.

Results Of  Operations

         For the quarter ended August 27, 2000, sales increased by 18.2%, to $31.7 million, from $26.8 million for the same period last year.

         Sales of the Electromagnetics segment increased by $4.8 million, or 32%, due mainly to a substantial increase in magnet system sales resulting from higher demand by the Company's major customer and additional volume resulting from the purchase of our former joint venture's production rights. Additionally, sales of RF coils increased by 8%, reversing a prior year decline.

         Sales of LTS superconducting materials were up 14% over last year due to increased demand from the segment's largest customer.

         Sales of refrigeration equipment increased by 12% due to higher demand. This was partially offset by a reduction in refrigerant sales as we pursue our exit plan for this business.

         During fiscal 2000, the Company increased its emphasis on developing HTS for application to devices expected to improve electronic power transmission and distribution. These devices are expected to include HTS power transmission cables, transformers, and fault current controllers. In view of the expected increased importance of these activities, the Company began reporting them as a separate segment, Energy Technology. In prior years, this segment's activities had been aggregated in the Electromagnetics segment. Prior year segment data presented in Note E of Notes to Financial Statements has been reclassified to conform with current year presentation. Sales of this segment declined by 40% due to the Company's decision to de-emphasize first generation conductors as well as a current year focus on readying the facility to produce second generation conductors. The Company believes, in general, that first generation conductors (consisting of ceramic components in a silver matrix) will be unable to achieve cost and performance targets necessary to make devices produced with this material economically feasible. Accordingly, we refocused our efforts on conductors in which the superconducting components are deposited on a nickel substrate. We believe the new focus will lead to an increase in sales in the coming year. We are actively seeking additional strategic partners to assist in the development and marketing of these products.

         Gross margins increased to $12.8 million, or 40.5% of sales from $9.8 million, or 36.6% last year. The improvement was largely due to the substantial increase in magnet sales in the Electromagnetics segment, as well as improved margins in the Refrigeration segment resulting from operating improvements in the refrigeration equipment portion of the segment.

         Marketing, general and administrative expenses increased by 13% in the current fiscal year due primarily an increased level of activity in the Energy Technology segment and an increase in consulting expenses.

         Amortization of intangible assets increased in the current quarter due to intangibles acquired in connection with the termination of the AISA joint venture agreement.

         Operating income increased substantially during the current quarter due to the higher level of sales and improved gross margins.

         Equity in net loss of unconsolidated affiliates in last year's first quarter represented losses recognized from application of the equity method to our investment in Kryotech, a maker of computer chip cooling devices. We used the equity method only because our ownership interest exceeded 20% of Kryotech's equity. Since last year, Kryotech raised additional capital through an offering, and they expect to raise additional capital in the coming months. Our ownership interest was diluted and, accordingly, we have ceased applying the equity method to this investment.

         Interest expense in the current quarter includes about $400,000 of premium in connection with the early redemption of $10.1 million of our convertible debentures.

         Our effective tax rate was 38.6% in the current quarter compared with 44% last year. The reduction is largely due to higher benefit from our Foreign Sales Corporation (FSC). The future of FSC is uncertain due to recently introduced legislation and the United States' membership in the World Trade Organization. Accordingly, we are unable to predict how long our tax rate will remain at its present level.

         Looking forward, we expect higher sales and earnings over the remainder of fiscal 2001 based on expected continuation of increases in Electromagnetics and Refrigeration segment sales. The Refrigeration segment attained profitability during the fourth quarter of last year, and improved further in the current quarter. We expect these improvements to continue. We also believe that we will be able to continue and expand the gains in gross margins achieved in fiscal 2000. We expect to devote a portion of this increase to internal research and development efforts, particularly in the Energy Technology segment, but we believe that earnings will continue to grow at a faster rate than sales. These expectations are based on the following assumptions, among others:

     o    The market for MRI systems continues to grow;

     o    We are able to continue and expand the recovery in RF coil sales;

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

Liquidity and Capital Commitments

         We generated nearly $8.5 million in cash from operating activities in the current period, and increased our cash position by over $5 million. Total cash and cash equivalents total nearly $18 million at the end of the quarter. See the consolidated statement of cash flows, located elsewhere in this report, for further details on sources and uses of cash.

         During the current quarter, we entered into a non-exclusive license agreement with respect to certain US and international patents related to HTS materials and devices. In connection with the agreement, we agreed to pay a lump sum fee, payable in two installments (one of which was paid during the first quarter of fiscal 2001) and granted them warrants to purchase 103,000 shares of our Common Stock at a price of $19.36 per share (shares and prices adjusted for the stock dividend for holders of record August 4, 2000). The license is valid for all fields of use and does not require us to pay an ongoing royalty.

         Also in the quarter, $10,090,000 of our 5 3/4% convertible subordinated debentures were converted into 728,187 shares of our Common Stock at $13.856 per share. Additionally, we issued 31,415 shares of Common Stock valued at $19.539 per share to induce early conversion and in lieu of all accrued interest. The shares and prices have been adjusted for the upcoming stock dividend. Virtually all of the remaining debentures were converted shortly after the close of the quarter.

         Our capital and resource commitments at August 27, 2000 consisted of capital equipment commitments of $800,000 and the $1 million due on the previously mentioned license agreement.

         We have a $27 million unsecured line of credit with two banks. Borrowings under the line bear interest at the London Interbank Offered Rate (LIBOR) plus 0.5% or prime less 0.5% at our option. The line was not in use during the quarter. The line expires in November 2002.

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

PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         10.1 Employment agreement between Intermagnetics General Corporation and Glenn H. Epstein effective June 1, 2000

         10.2 Patent License Agreement dated June 30, 2000 between Intermagnetics General Corporation and Lucent Technologies GRL Corporation.

(b)      Reports on Form 8K
         None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INTERMAGNETICS GENERAL CORPORATION



Dated: October 10,  2000                By: /s/ Glenn H. Epstein
                                           -------------------------------------
                                           Glenn H. Epstein
                                           President and Chief Executive Officer



Dated: October 10, 2000                 By: /s/ Michael C. Zeigler
                                           -------------------------------------
                                           Michael C. Zeigler
                                           Senior Vice President, Finance