Form 10-Q
period 2000-11-26
INTERMAGNETICS GENERAL CORP
filed 2001-01-09
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended November 26, 2000
                                               -----------------

                                       or

[   ]    Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ______ to ______

                         Commission file number 1-11344
                                                -------

                       INTERMAGNETICS GENERAL CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

                        New York                           14-1537454
         ------------------------------                -----------------
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

Common Stock, $.10 par value - 15,361,761 as of January 4, 2001.

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements:

         Consolidated Balance Sheets - November 26, 2000 and May 28, 2000................................3

         Consolidated Statements of Operations - Three Months Ended and Six Months Ended
           November 26, 2000 and November 28, 1999.......................................................5

         Consolidated Statements of Cash Flows -  Six Months Ended November 26, 2000 and
           November 28, 1999.............................................................................6

         Consolidated Statement of Shareholders' Equity - Six Months Ended November 26, 2000.............7

         Notes to Consolidated Financial Statements......................................................8

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................................16

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................20


PART II - OTHER INFORMATION.............................................................................21


SIGNATURES..............................................................................................22

CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)

                                                                                            November 26,        May 28,
                                                                                               2000               2000
                                                                                          ----------------  -----------------
ASSETS                                                                                      (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                                   $ 26,205           $ 12,527
  Trade accounts receivable, less allowance
    (November 26, 2000 - $453; May 28, 2000 - $478)                                             17,863             21,319
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                                            1,240              1,525
  Inventories:
    Finished products                                                                            4,648              1,600
    Work in process                                                                             12,214             10,174
    Materials and supplies                                                                       7,168              9,436
                                                                                           -----------       ------------
                                                                                                24,030             21,210

  Deferred income taxes                                                                          6,187              6,187
  Prepaid expenses and other                                                                       746              1,442
                                                                                           -----------       ------------
    TOTAL CURRENT ASSETS                                                                        76,271             64,210

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                                          1,479              1,479
  Buildings and improvements                                                                    18,184             16,639
  Machinery and equipment                                                                       40,653             39,470
  Leasehold improvements                                                                           920                910
                                                                                           -----------       ------------
                                                                                                61,236             58,498
  Less allowances for depreciation and amortization                                             37,049             35,342
                                                                                           -----------       ------------
                                                                                                24,187             23,156
  Equipment in process of construction                                                           2,858              3,110
                                                                                           -----------       ------------
                                                                                                27,045             26,266

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                                                  6,912              6,806
  Other investments                                                                              4,544              4,544
  Excess of cost over net assets acquired, less accumulated
    amortization (November 26, 2000- $4,691; May 28, 2000 - $4,017)                             15,592             16,270
  Other intangibles, less accumulated amortization
     (November 26, 2000- $1,523; May 28, 2000 -$663)                                            10,324              8,087
  Other assets                                                                                   1,495              1,794
                                                                                           -----------       ------------

    TOTAL ASSETS                                                                              $142,183           $127,977
                                                                                           ===========       ============
                                                                                                              (Continued)


                                                                                 November 26,          May 28,
                                                                                     2000               2000
                                                                            --------------------    --------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                              (unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt                                                 $  2,435            $  1,428
  Accounts payable                                                                     7,462               5,855
  Salaries, wages and related items                                                    2,894               2,988
  Accrual for compensated absences                                                     1,068               1,014
  Customer advances and deposits                                                       1,756               1,753
  Product warranty reserve                                                             2,006               2,059
  Accrued customer rebate                                                              2,080               1,066
  Accrued income taxes                                                                 2,636               1,220
  Other liabilities and accrued expenses                                               2,690               2,011
                                                                            ----------------        ------------
    TOTAL CURRENT  LIABILITIES                                                        25,027              19,394

LONG-TERM DEBT, less current portion                                                   6,392              26,524
DEFERRED INCOME TAXES                                                                  3,635               3,596

SHAREHOLDERS' EQUITY
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      November 26, 2000 - 16,018,793 shares;
      May 28, 2000 - 14,425,981 shares                                                 1,602               1,442
  Additional paid-in capital                                                         113,913              90,943
  Notes receivable for executive stock purchases                                      (1,666)             (1,666)
  Accumulated deficit                                                                   (593)             (6,159)
  Accumulated other comprehensive income (loss)                                         (306)               (276)
                                                                            ----------------        ------------
                                                                                     112,950              84,284
  Less cost of Common Stock in treasury
    November 26, 2000 - 661,282 shares;
    May 28, 2000 - 661,282 shares;                                                    (5,821)             (5,821)
                                                                            ----------------        ------------
                                                                                     107,129              78,463
                                                                            ----------------        ------------


    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $142,183            $127,977
                                                                            ================        ============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS INTERMAGNETICS GENERAL CORPORATION (Dollars in Thousands, Except Per Share Amounts)

                                                                Three Months Ended                     Six Months Ended
                                                        ------------------------------------  ------------------------------------
                                                          November 26,       November 28,       November 26,       November 28,
                                                              2000               1999               2000               1999
                                                        -----------------  -----------------  -----------------  -----------------
Net sales                                                       $32,425            $28,490            $64,136            $55,328

Cost of products sold                                            18,550             18,298             37,456             35,326
Recovery of inventory written off in restructurings              (1,310)                               (1,348)
                                                        ---------------    ---------------    ---------------    ---------------
                                                                 17,240             18,298             36,108             35,326
                                                        ---------------    ---------------    ---------------    ---------------

Gross margin                                                     15,185             10,192             28,028             20,002

Product research and development                                  1,685              1,618              3,247              3,205
Marketing, general and administrative                             7,117              5,201             13,170             10,582
Amortization of intangible assets                                   774                333              1,535                674
                                                        ---------------    ---------------    ---------------    ---------------
                                                                  9,576              7,152             17,952             14,461
                                                        ---------------    ---------------    ---------------    ---------------

Operating income                                                  5,609              3,040             10,076              5,541
Interest and other income                                           319                269                580                553
Interest and other expense                                         (814)              (426)            (1,590)            (1,032)
Equity in net loss of unconsolidated affiliates                                       (198)                                 (236)
                                                        ---------------    ---------------    ---------------    ---------------
  Income before income taxes                                      5,114              2,685              9,066              4,826
Provision for income taxes                                        1,974              1,182              3,500              2,124
                                                        ---------------    ---------------    ---------------    ---------------

NET INCOME                                                     $  3,140           $  1,503           $  5,566           $  2,702
                                                        ===============    ===============    ===============    ===============

Net income per Common Share:
  Basic                                                           $0.21              $0.12              $0.38              $0.21
                                                        ===============    ===============    ===============    ===============
  Diluted                                                         $0.19              $0.11              $0.35              $0.19
                                                        ===============    ===============    ===============    ===============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)

                                                                                                Six Months Ended
                                                                                      --------------------------------------
                                                                                         November 26,       November 28,
                                                                                             2000               1999
                                                                                      ------------------- ------------------
OPERATING ACTIVITIES
Net income                                                                                     $5,566             $2,702
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                               3,564              2,763
    Non-cash compensation                                                                         367
    Equity in net loss of unconsolidated affiliates                                                                  236
    (Gain) loss on disposal of assets                                                             (14)               150
    Accrued interest and premium on debt conversion                                             1,555
    Change in operating assets and liabilities:
      Decrease in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                                3,741              3,493
      (Increase) decrease in inventories and prepaid expenses and other                        (2,157)             4,640
      Increase in accounts payable and accrued expenses                                         4,589              3,475
                                                                                       --------------      -------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   17,211             17,459

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                                     (2,838)            (2,286)
Proceeds from the sale of property, plant and equipment                                            42
Loans for executive stock purchases                                                                                 (291)
Purchase of other intangibles                                                                  (1,000)
                                                                                       --------------      -------------
    NET CASH USED IN INVESTING ACTIVITIES                                                      (3,796)            (2,577)

FINANCING ACTIVITIES
Repayments of short term borrowings                                                                               (4,850)
Purchases of Treasury Stock                                                                                         (642)
Proceeds from the exercise of stock options                                                     1,591                216
Principal payments on long-term debt                                                           (1,231)              (107)
                                                                                       --------------      -------------
    NET CASH USED IN FINANCING ACTIVITIES                                                         360             (5,383)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           (97)               (86)
                                                                                       --------------      -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                          13,678              9,413

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               12,527              2,283
                                                                                       --------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $ 26,205           $ 11,696
                                                                                       ==============      =============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
INTERMAGNETICS GENERAL CORPORATION
Six months ended November 26, 2000
(Dollars in Thousands)
(Unaudited)

                                                                                                               Accumulated
                                                                              Additional                          Other
                                                                   Common      Paid-in       Accumulated      Comprehensive
                                                                    Stock      Capital        Deficit         Income (Loss)
                                                                  --------    ----------     -----------      --------------
Balances at May 28, 2000                                           $1,442       $90,943        ($6,159)           ($276)


Comprehensive income:
   Net Income                                                                                    5,566
   Unrealized gain on available for
      sale securities, net                                                                                           68
   Unrealized loss on foreign currency
      translation                                                                                                   (98)

         Total  comprehensive income

Issuance of 170,052 shares of Common Stock,
 upon exercise of stock options and sale of 1,061 shares to
 IGC Savings Trust                                                     18         1,573
Issuance of warrants                                                              1,097
Issuance of 1,421,770 shares upon conversion of debentures.           142        20,018
Stock based compensation                                                            292
Fractional shares repurchased                                                       (10)
                                                                   -------     ---------       --------           ------
Balances at November 26, 2000                                      $1,602      $113,913          ($593)           ($306)
                                                                   =======     =========       ========           ======

[RESTUBBED TABLE]

                                                                                        Notes
                                                                                     Receivable
                                                                      Treasury      for Executive     Comprehensive
                                                                       Stock        Stock Purchase    Income (Loss)
                                                                      ---------     --------------    -------------

Balances at May 28, 2000                                               ($5,821)         ($1,666)


Comprehensive income:
   Net Income                                                                                           $  5,566
   Unrealized gain on available for
      sale securities, net                                                                                    68
   Unrealized loss on foreign currency
      translation                                                                                            (98)
                                                                                                        ---------
         Total  comprehensive income                                                                    $  5,536
                                                                                                        =========
Issuance of 170,052 shares of Common Stock,
 upon exercise of stock options and sale of 1,061 shares to
 IGC Savings Trust
Issuance of warrants
Issuance of 1,421,770 shares upon conversion of debentures.
Stock based compensation
Fractional shares repurchased
                                                                       --------         --------
Balances at November 26, 2000                                          ($5,821)         ($1,666)
                                                                       ========         ========

INTERMAGNETICS GENERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General
         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position at November 26, 2000 and the results of its operations and cash flows for the periods presented. The results for the three and six months ended November 26, 2000 are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements for the year ended May 28, 2000, filed on Form 10-K on August 28, 2000.

         It is the Company's policy to reclassify prior year consolidated financial statements to conform to current year presentation.

Note B - Earnings Per Common Share

A summary of the shares used in the calculation of net income per Common Share is shown below:

(Dollars in Thousands, Except Per Share Amounts)

                                                                       Three Months Ended
                                                ------------------------------------------------------------------
                                                       November 26, 2000                 November 28, 1999
                                                --------------------------------  ---------------------------------

  Income available to common stockholders                         $ 3,140                            $ 1,503

  Weighted average shares                                      15,213,963                         12,700,849

  Dilutive potential Common Shares:
          Convertible preferred stock                                                              1,066,677
          Warrants                                                 18,442
          Stock options                                         1,422,455                             74,581
                                                            -------------                      -------------

  Adjusted weighted average shares                             16,654,860                         13,842,107
                                                            =============                      =============

  Net income per common share:
          Basic                                                    $ 0.21                             $ 0.12
                                                            =============                      =============

          Diluted                                                  $ 0.19                             $ 0.11
                                                            =============                      =============


(Dollars in Thousands, Except Per Share Amounts)

                                                                        Six Months Ended
                                                ------------------------------------------------------------------
                                                       November 26, 2000                 November 28, 1999
                                                --------------------------------  --------------------------------
  Income available to common stockholders                           $ 5,566                            $ 2,702

  Weighted average shares                                        14,692,333                         12,724,653

  Dilutive potential Common Shares:
          Convertible preferred stock                                                                1,066,677
          Warrants                                                    2,618
          Stock options                                           1,275,960                             87,760
                                                              -------------                      -------------


  Adjusted weighted average shares                               15,970,911                         13,879,090
                                                              =============                      =============

  Net income per common share:
          Basic                                                      $ 0.38                             $ 0.21
                                                              =============                      =============
          Diluted                                                    $ 0.35                             $ 0.19
                                                              =============                      =============


         Diluted shares include the potential dilutive effect of outstanding convertible preferred stock, warrants and stock options. Shares issuable upon conversion of convertible subordinated debentures for the periods such debentures were outstanding have been excluded from the calculation as their effect would not be material.

Note C - Comprehensive Income

The Company's total comprehensive income was as follows:

(Dollars in Thousands)
                                                 Three Months Ended                   Six Months Ended
                                            -----------------------------       -----------------------------
                                            Nov. 26, 2000   Nov. 28, 1999       Nov. 26, 2000   Nov. 28, 1999
                                            -------------   -------------       -------------   -------------
      Net income                                 $3,140        $1,503              $5,566          $2,702

      Other comprehensive income (loss):

         Unrealized gain (loss) on available-
            for-sale securities, net of
            related taxes                        (2,110)          241                  68             300

         Foreign currency translation                87            83                 (98)            (87)
                                                 ------        ------              ------          ------

               Total comprehensive income        $1,117        $1,827              $5,536          $2,915
                                                 ======        ======              ======          ======

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

Note E - Segment and Related Information

         The Company's individual business units have been aggregated into four reportable segments: (1) Electromagnetics; (2) LTS Superconducting Materials;
(3) Refrigeration; and (4) Energy Technology on the basis of similar products, processes and economic circumstances, among other things. The Electromagnetics Segment designs, manufactures and sells magnet systems and radio frequency ("RF") coils used in MRI for medical diagnostics. The LTS Superconducting Materials Segment manufactures and sells superconducting wire principally for the construction of superconducting MRI magnet systems. The Refrigeration Segment designs, develops, manufactures and sells refrigeration equipment. The Energy Technology segment consists primarily of the design and manufacture of High Temperature Superconductor ("HTS") material and the development of devices used to transmit and distribute electric power such as HTS transmission cables and power transformers. Through February 27, 2000, the activities of the Energy Technology Segment were included in the Electromagnetics Segment. Segment data for prior periods have been reclassified to conform with current period presentation.
         Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The Company evaluates the performance of its reportable segments based on operating income
(loss).

         Summarized financial information concerning the Company's reportable segments is shown in the following table:

(Dollars in Thousands)
                                                                   Three Months Ended
                                     -------------------------------------------------------------------------------
                                                                    November 26, 2000
                                     -------------------------------------------------------------------------------
                                                       LTS Super-
                                       Electro-        conducting                         Energy
                                       magnetics       Materials      Refrigeration     Technology         Total
                                     -------------   -------------    -------------    -------------    ------------
Net sales to external customers:
   Magnet systems                       $ 15,913                                                           $ 15,913
   RF Coils                                3,372                                                              3,372
   Superconductive wire                                   $2,318                                              2,318
   Refrigeration equipment                                                $10,186                            10,186
   Refrigerants                                                               331                               331
   Other                                                                                     $ 305              305
                                     -----------     -----------       ----------      -----------      -----------
      Total                               19,285           2,318           10,517              305           32,425
Intersegment net sales                                     3,841              933                             4,774
Segment operating profit (loss)            3,258             414            2,717             (780)           5,609
Total assets                            $103,730        $ 14,955         $ 18,309           $5,189         $142,183

                                                                    November 28, 1999
                                     --------------------------------------------------------------------------------
                                                       LTS Super-
                                       Electro-        conducting                         Energy
                                       magnetics       Materials      Refrigeration     Technology         Total
                                     -------------   -------------    -------------    -------------    ------------
Net sales to external customers:
   Magnet systems                       $ 15,867                                                           $ 15,867
   RF Coils                                2,810                                                              2,810
   Superconductive wire                                   $2,661                                              2,661
   Refrigeration equipment                                                 $6,495                             6,495
   Refrigerants                                                               385                               385
   Other                                                                                     $ 272              272
                                     -------------   -------------     ------------    -------------    -------------
      Total                               18,677           2,661            6,880              272           28,490
Intersegment net sales                                     2,432              502                             2,934
Segment operating profit (loss)            3,632             843             (914)            (521)           3,040
Total assets                            $ 82,033        $ 13,260         $ 29,412           $1,892         $126,597

(Dollars in Thousands)
                                                                    Six Months Ended
                                     --------------------------------------------------------------------------------
                                                                    November 26, 2000
                                     --------------------------------------------------------------------------------
                                                       LTS Super-
                                       Electro-        conducting                         Energy
                                       magnetics       Materials      Refrigeration     Technology         Total
                                     -------------   -------------    -------------    -------------    ------------
Net sales to external customers:
   Magnet systems                       $ 32,660                                                           $ 32,660
   RF Coils                                6,486                                                              6,486
   Superconductive wire                                   $5,186                                              5,186
   Refrigeration equipment                                               $ 17,988                            17,988
   Refrigerants                                                             1,253                             1,253
   Other                                                                                     $ 563              563
                                     -----------     -----------       ----------      -----------      -----------
      Total                               39,146           5,186           19,241              563           64,136
Intersegment net sales                                     6,666            1,637                             8,303
Segment operating profit (loss)            6,924           1,179            3,379           (1,406)          10,076
Total assets                            $103,730        $ 14,955         $ 18,309           $5,189         $142,183


                                                                    November 28, 1999
                                     --------------------------------------------------------------------------------
                                                       LTS Super-
                                       Electro-        conducting                         Energy
                                       magnetics       Materials      Refrigeration     Technology         Total
                                     -------------   -------------    -------------    -------------    ------------
Net sales to external customers:
   Magnet systems                       $ 28,043                                                           $ 28,043
   RF Coils                                5,683                                                              5,683
   Superconductive wire                                  $ 5,169                                              5,169
   Refrigeration equipment                                               $ 13,478                            13,478
   Refrigerants                                                             2,259                             2,259
   Other                                                                                     $ 696              696
                                     -----------     -----------       ----------      -----------      -----------
      Total                               33,726           5,169           15,737              696           55,328
Intersegment net sales                                     5,325            1,028                             6,353
Segment operating profit (loss)            5,518           1,988           (1,101)            (864)           5,541
Total assets                            $ 82,033        $ 13,260         $ 29,412           $1,892         $126,597

The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:


(Dollars in Thousands)
                                                                      Three Months Ended
                                                         -------------------------------------------------
                                                           November 26, 2000           November 28, 1999
                                                         ----------------------      ---------------------
Reconciliation of income before income taxes:
   Total profit from reportable segments                        $ 5,609                    $ 3,040

   Unallocated amounts:
      Interest and other income                                     319                        269
      Interest and other expense                                   (814)                      (426)
      Equity in net loss of unconsolidated affiliates                                         (198)
                                                           ------------                -----------

 Income before income taxes                                     $ 5,114                    $ 2,685
                                                           ============                 ==========

                                                                       Six Months Ended
                                                         -------------------------------------------------
                                                           November 26, 2000           November 28, 1999
                                                         ----------------------      ---------------------
Reconciliation of income before income taxes:
   Total profit from reportable segments                       $ 10,076                    $ 5,541

   Unallocated amounts:
      Interest and other income                                     580                        553
      Interest and other expense                                 (1,590)                    (1,032)
      Equity in net loss of unconsolidated affiliates                                         (236)
                                                            -----------                 ----------

 Income before income taxes                                     $ 9,066                    $ 4,826
                                                            ===========                 ==========

Note F - Restructuring

         In February 2000, the Company decided to exit its refrigerant business, a part of the Refrigeration Segment, over a 15 month period. As a result, the Company recorded a restructuring charge of $2,000,000, including liabilities of $191,000, comprised of the following:

(Dollars in Thousands)

Inventory write-down                                           $1,770
Write-down of equipment                                            39
Severance costs                                                   191
                                                             --------
                                                               $2,000
                                                             ========

         Under the exit plan, the Company terminated all but two of its employees. The plan involved continuing operations through a master distributor while attempting to find a buyer for the business, and contemplated sales of product through May 2001, at which time operations would cease. The Company paid a total of $99,000 in payments of the severance costs during fiscal 2000, and an additional $37,000 during the six months ended November 26, 2000. The remaining balance of the accrued severance liability at November 26, 2000 was approximately $55,000.

         In October 2000, the Company sold the remaining assets for approximately $1,800,000. These assets consisted primarily of inventory. As a result, the Company recorded a recovery of the restructuring charge of approximately $1,300,000.

Note G - Convertible Subordinated Debentures

         On July 12, 2000, $10,090,000 of the Company's 5.75% Convertible Subordinated Debentures were converted into 728,187 shares of the Company's Common Stock at $13.856 per share. The Company issued an additional 31,415 shares of the Company's Common Stock valued at approximately $614,000, or $19.539 per share which was included in interest expense for the three months ended August 27, 2000 to induce early conversion and in lieu of all accrued interest.
         On September 7, 2000, $8,765,000 of the Company's 5.75% Convertible Subordinated Debentures were converted into 632,578 shares of the Company's Common Stock at $13.856 per share. The Company issued an additional 48,900 shares of the Company's Common Stock valued at approximately $941,000, or $19.25 per share which is included in interest expense for the three month ended November 26, 2000 to induce early conversion and in lieu of all accrued interest.

         On November 1, 2000 the remaining $39,000 of the Company's 5.75% Convertible Subordinated Debentures were converted into 2,814 shares of the Company's Common Stock at $13.856 per share.

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

Note I - Retirement Plans

         The Company had a non-contributory, defined benefit plan covering all eligible employees. Benefits under the plan were based on years of service and employees' career average compensation. The Company's funding policy was to contribute annually an amount sufficient to meet or exceed the minimum funding standard contained in the Internal Revenue Code. Contributions were intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future. As of December 31, 1998, the Company froze all pension benefits except for approximately 50 bargaining unit employees at a subsidiary. In September 2000 the Company received approval from the Internal Revenue Service to terminate the plan. In November 2000, the Company terminated the plan and settled nearly all its obligations by purchasing annuity contracts or making lump-sum distributions in an amount determined by the plan's actuary. The remaining plan assets will be distributed to the plan participants on a pro-rata basis. Such distributions are expected to be completed by February 25, 2001. The Company recorded termination and settlement costs of approximately $588,000 which was included in marketing, general and administrative expense during the quarter ended November 26, 2000.

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

Company Overview
----------------

     Intermagnetics General Corporation ("we" or the "Company") operates in four reportable operating segments: Electromagnetics, LTS Superconducting Materials, Refrigeration and Energy Technology. The Electromagnetics segment consists primarily of the manufacture and sale of magnets (by the IGC-Magnet Business Group) and radio frequency coils (by IGC-Medical Advances, Inc), and the LTS Superconducting Materials segment consists primarily of the manufacture and sale of low-temperature superconducting wire and cable (by IGC-AS), all of which are used mainly in Magnetic Resonance Imaging ("MRI") for medical diagnostics. The majority of the Company's sales in these two segments are to US and European customers. The Refrigeration segment consists of refrigeration equipment produced by two subsidiaries, IGC-APD Cryogenics Inc. (IGC-APD) and IGC-Polycold Systems Inc. (IGC-Polycold). Refrigeration equipment is used in the vacuum deposition industry, the semiconductor manufacturing process, MRI, and in a variety of research applications. Sales of this segment are primarily to US, Asian and European customers. The Energy Technology segment consists primarily of the design and manufacture of High Temperature Superconductor ("HTS") material and the development of devices used to transmit and distribute electric power such as HTS transmission cables and power transformers. Through the third quarter of fiscal 2000, the activities of the Energy Technology segment were included in the Electromagnetics segment. Segment data for prior years has been adjusted to conform with current year presentation. The Company operates on a 52/53 week fiscal year ending the last Sunday during the month of May.

Results of Operations
---------------------

         For the quarter ended November 26, 2000, sales increased approximately 14% to $32.4 million, from $28.5 million for the same period last year. Sales for the first half of the current fiscal year were up about 16% to $64.1 million from $55.3 million last year.

         Electromagnetic segment sales were up 3% for the quarter and 16% for six months. Magnet system sales were essentially flat compared with last year's second quarter and were up 16%, or approximately $4.6 million for the first six months. The year-to-date sales increase is due largely to the purchase of our former joint venture's production rights, as well as an increase in customer demand. Sales of RF coils increased 20% in the current quarter and 14% for six months, continuing the recovery begun last quarter.

         Sales of LTS superconducting materials were off about 13% for the quarter due to reduced demand from the segment's largest external customer. For the first half of the current fiscal year, sales of this segment were about the same as last year's levels. Overall segment activity increased substantially, due to a 58% quarterly (25% for six months) increase in intersegment sales of wire for use by the Electromagnetic segment.

         Refrigeration equipment sales were up 57% for the quarter and 33% for six months due to increases in demand for products of both IGC-APD Cryogenics and, particularly, IGC-Polycold. These increases more than offset the reduction in refrigerant sales resulting from our decision to exit that business.

         During fiscal 2000, the Company increased its emphasis on developing HTS materials for application to devices expected to improve electronic power transmission and distribution. These devices are expected to include HTS power transmission cables, transformers, and fault current controllers. In view of the expected increased importance of these activities, the Company began reporting them as a separate segment, Energy Technology. In prior years, this segment's activities had been aggregated in the Electromagnetics segment. Prior year segment data presented in Note E of Notes to Financial Statements has been reclassified to conform with current year presentation. Sales of this segment declined by 20% for the first half due to the Company's decision to de-emphasize first generation conductors, as well as a current year focus on readying the facility to produce second generation conductors. Segment sales increased by 12% for the quarter. The Company believes, in general, that first generation conductors (consisting of ceramic components in a silver matrix) will be unable to achieve cost and performance targets necessary to make devices produced with this material economically feasible. Accordingly, we refocused our efforts on conductors in which the superconducting components are deposited on a nickel substrate. We believe the new focus will lead to an increase in sales in the coming years. We are actively seeking additional strategic partners to assist in the development and marketing of these products.

         Gross margins, before recovery of a prior year restructuring charge, increased to $13.9 million, or 42.8% of sales for the quarter, from $10.2 million, or 35.8%, for the same period last year. For the first half of the year, gross margins before recoveries were $26.7 million, or 41.6% of sales, compared with $20 million, or 36.2% last year. These increases are due mainly to lower costs of magnet systems, increased sales and an improved mix of sales of RF coils, and much higher volumes and operational improvements in the Refrigeration segment.

         During the second quarter, we sold the remaining inventory of our Refrigerant business along with exclusive rights to use its intellectual property to InterCool Distribution LLC, a privately-held company formed for the purposes of acquiring these assets and selling refrigerants in the mobile and stationary markets. In connection with this sale, we received approximately $1.8 million in cash and realized a recovery of $1.3 million against a prior year restructuring charge. Because the restructuring charge involved the write-off of inventory, the recovery has been recorded as a component of cost of sales. This increased reported gross margin for the quarter to $15.2 million.

     Marketing, general and administrative expenses increased by $1.9 million for the quarter. About half of the increase was due to the termination and settlement of our pension plan and a non-cash compensation expense. These one-time items accounted for about 35% of the $2.6 million increase in this expense category for the first half of the fiscal year. The balance of the increase was due to a higher overall level of activity, including increases in the Energy Technology segment, and higher consulting expenses, mainly in the first quarter.

         Amortization of intangibles increased in both the three and six month periods due to amortization of intangibles acquired in connection with the termination of our former European joint venture.

         Operating income increased by $2.6 million, or about 85% for the quarter. Of this amount, about $400,000 was due to the net effect of the one-time items discussed earlier. Year-to-date operating income increased by 82% to $10.1 million.

     During the quarter, the balance of our outstanding convertible debentures (approximately $8.8 million) was converted to Common Stock. We paid a premium of approximately $700,000 in order to effect this conversion. Due to the elimination of this debt, interest expenses will be substantially reduced in future periods.

     Our effective tax rate was 38.6% in the current year compared with 44% last year. This reduction is due in part to higher benefits from our Foreign Sales Corporation. Recent legislation will eliminate Foreign Sales Corporations as of December 31, 2001, but similar benefits may be retained. Accordingly, we are unable to predict how long our tax rate will remain at its present level.

     Based on recent order trends, we expect higher sales for the balance of the year, particularly in magnet systems and refrigeration. As previously noted, gross margins have improved so far this year as a result of higher sales and lower costs. We expect to be able to sustain the lower cost levels, particularly in the Refrigeration segment where operational improvements have brought about a return to profitability. We expect to expand our product development activities in both the Electromagnetic and Refrigeration segments, as well as increase our investment in the Energy Technology segment. We expect the increased sales level to result in earnings per share growth of as much as 40% over last year even with this increased level of investment. These expectations are based on a number of assumptions, including:

     o  The market for MRI systems continues to grow:

     o  We are able to continue and expand the recovery in RF coil sales;

     o Current order trends for MRI magnets and refrigeration equipment continue;

     o  Reductions in production costs in all business segments continue; and

     o We are able to attract and train the necessary personnel to enable us to increase our production rates and conduct additional product development activities.

Liquidity and Capital Commitments
---------------------------------

     For the first half of the current fiscal year, we generated in excess of $17 million of cash from operations and more than doubled our cash position to $26.2 million. See the consolidated statement of cash flows, located elsewhere in this report, for details on the sources and uses of cash.

     The balance of our outstanding 5.75% convertible subordinated debentures were converted into Common Stock during the quarter. A total of $8,804,000 of debentures was converted into 635,392 shares of our Common Stock in two transactions. In connection with these conversions, we issued 48,900 shares valued at approximately $941,000 to induce conversion and in payment of accrued interest.

     Our capital and resource commitments at November 26, 2000 consisted of capital equipment commitments of approximately $770,000.

     We have a $27 million unsecured line of credit with two banks. Borrowings under the line bear interest at the London Interbank Official Rate (LIBOR) plus 0.5% or prime less 0.5% at our option. The line was not in use during the quarter. It expires in October 2002.

     We believe we have adequate resources to meet our needs for the short-term from our existing cash balances, our expected cash generation in the current fiscal year, and our line of credit. Longer-term, with substantial increases in sales volume and/or large research and development or capital expenditure requirements to pursue new opportunities in the Energy Technology segment, we could need to raise additional funds. We would expect to be able to do so through additional lines of credit, public offerings or private placements. However, in the event funds were not available from these sources, or on acceptable terms, we would expect to manage our growth within the financing available.

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

PART II:  OTHER INFORMATION


ITEM 4:. Submission of Matters to a Vote of Security Holders


(a) The November 2000 Annual Meeting of Shareholders of the Company was held on November 14, 2000.

(c)( i ) At the Annual Meeting the shareholders of the Company approved the 2000 Stock Option and Award Plan. The vote was 11,355,223 FOR; 2,544,136 AGAINST; 135,432 ABSTAIN.

(c)( ii ) At the Annual Meeting, the Shareholders of the Company approved a proposal to adopt the 1999 Executive Stock Purchase Plan. The vote was 6,043,915 FOR; 828,797 AGAINST; 122,424 ABSTAIN; and 7,039,655 BROKER NON-VOTES. Broker non-votes on this item were treated as shares not present for purposes of this proposal.

(c)( iii ) At the Annual Meeting, the Shareholders of the Company elected to the Board of Directors all four nominees for director with the following vote:

-------------------------- --------------------- --------------------- ------------------ -------------------
                                                                                                BROKER
   DIRECTOR                        FOR                 WITHHELD             ABSTAIN           NON-VOTES
-------------------------- --------------------- --------------------- ------------------ -------------------
-------------------------- --------------------- --------------------- ------------------ -------------------
John M. Albertine               13,087,951             902,374                --                  --
-------------------------- --------------------- --------------------- ------------------ -------------------
Glenn H. Epstein                13,089,921             900,404                --                  --
-------------------------- --------------------- --------------------- ------------------ -------------------
James S. Hyde                   13,061,431             928,894                --                  --
-------------------------- --------------------- --------------------- ------------------ -------------------
Carl H. Rosner                  13,160,094            1,008,095               --                  --
-------------------------- --------------------- --------------------- ------------------ -------------------


ITEM 6:. Exhibits and Reports on Form 8-K


(a)      Exhibits
         None

(b)      Reports on Form 8K
                  On October 16, 2000 the Company filed an 8-K with respect to the disposition of substantially all of the assets of InterCool Energy Corporation.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       INTERMAGNETICS GENERAL CORPORATION



Dated: January 10, 2001           By: /s/Glenn H. Epstein
                                      -----------------------------------------
                                         Glenn H. Epstein
                                         President and Chief Executive Officer



Dated: January 10, 2001           By: /s/Michael C. Zeigler
                                      -----------------------------------------
                                         Michael C. Zeigler
                                         Senior Vice President, Finance