Form 10-Q
period 2001-02-25
INTERMAGNETICS GENERAL CORP
filed 2001-04-11
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended February 25, 2001
                                               -----------------

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _____________ to _____________

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

                                 (518) 782-1122
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Common Stock, $.10 par value - 15,433,804 as of March 30, 2001.

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements:
         Consolidated Balance Sheets - February 25, 2001 and  May 28, 2000...............................3

         Consolidated Statements of Income - Three Months Ended and Nine months ended
           February 25, 2001 and February 27, 2000.......................................................5

         Consolidated Statements of Cash Flows -  Nine months ended February 25, 2001 and
          February 27, 2000..............................................................................6

         Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
          Nine months ended February 25, 2001 ...........................................................7

         Notes to Consolidated Financial Statements......................................................8

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................................15

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................18


PART II - OTHER INFORMATION.............................................................................19


SIGNATURES..............................................................................................20

CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                                            February 25,        May 28,
                                                                                                2001             2000
                                                                                            ------------       --------
ASSETS                                                                                      (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                                  $ 26,234         $ 12,527
  Trade accounts receivable, less allowance
    (February 25, 2001 - $540; May 28, 2000 - $478)                                            19,024           21,319
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                                           1,403            1,525
  Inventories:
    Consigned products                                                                          5,229            1,076
    Finished products                                                                             951              524
    Work in process                                                                            13,820           10,174
    Materials and supplies                                                                      9,194            9,436
                                                                                             --------         --------
                                                                                               29,194           21,210

  Deferred income taxes                                                                         6,187            6,187
  Prepaid expenses and other                                                                      982            1,442
                                                                                             --------         --------
    TOTAL CURRENT ASSETS                                                                       83,024           64,210

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                                         1,479            1,479
  Buildings and improvements                                                                   18,274           16,639
  Machinery and equipment                                                                      42,050           39,470
  Leasehold improvements                                                                          924              910
                                                                                             --------         --------
                                                                                               62,727           58,498
  Less allowances for depreciation and amortization                                            37,682           35,342
                                                                                             --------         --------
                                                                                               25,045           23,156
  Equipment in process of construction                                                          1,563            3,110
                                                                                             --------         --------
                                                                                               26,608           26,266

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                                                 5,211            6,806
  Other investments                                                                             4,544            4,544
  Excess of cost over net assets acquired, less accumulated
    amortization (February 25, 2001 - $5,028; May 28, 2000 - $4,017)                           15,255           16,270
  Other intangibles, less accumulated amortization
     (February 25, 2001 - $1,960; May 28, 2000 - $663)                                          9,888            8,087
  Other assets                                                                                  1,510            1,794
                                                                                             --------         --------

    TOTAL ASSETS                                                                             $146,040         $127,977
                                                                                             ========         ========

                                       3


                                                                                            February 25,        May 28,
                                                                                                2001             2000
                                                                                            ------------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                        (unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt                                                          $  2,438         $  1,428
  Accounts payable                                                                              9,582            5,255
  Salaries, wages and related items                                                             3,593            2,988
  Accrual for compensated absences                                                                585            1,014
  Customer advances and deposits                                                                2,793            1,753
  Product warranty reserve                                                                      1,960            2,059
  Accrued income taxes                                                                          3,376            1,220
  Other liabilities and accrued expenses                                                        2,778            3,677
                                                                                             --------         --------
    TOTAL CURRENT  LIABILITIES                                                                 27,105           19,394

LONG-TERM DEBT, less current portion                                                            6,253           26,524
DEFERRED INCOME TAXES                                                                           3,022            3,596

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share: Authorized - 2,000,000 shares
    Issued and outstanding:
      February 25, 2001 -  None;
      May 28, 2000 -  None
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      February 25, 2001 - 16,083,822 shares;
      May 28, 2000 - 14,403,857 shares                                                          1,608            1,440
  Additional paid-in capital                                                                  114,603           90,633
  Notes receivable for executive stock purchases                                               (1,666)          (1,666)
  Retained earnings (deficit)                                                                   2,297           (6,159)
  Accumulated other comprehensive (loss)                                                       (1,361)            (276)
                                                                                             --------         --------
                                                                                              115,481           84,284
  Less cost of Common Stock in treasury
    February 25, 2001 - 661,282 shares;
    May 28, 2000 - 661,282 shares;                                                             (5,821)          (5,821)
                                                                                             --------         --------
                                                                                              109,660           78,463
                                                                                             --------         --------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $146,040         $127,977
                                                                                             ========         ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)


                                                                    Three Months Ended                    Nine Months Ended
                                                           --------------------------------- ------------------------------------
                                                              February 25,       February 27,      February 25,      February 27,
                                                                  2001               2000              2001              2000
                                                              ------------       ------------      -------------     ------------
Net sales                                                        $34,297           $28,081           $98,433            $83,409

Cost of products sold                                             20,196            16,938            57,706             52,264
Inventory written off (recovery) in restructurings                   (13)            1,543            (1,361)             1,543
                                                                 -------           -------           -------            -------
                                                                  20,183            18,481            56,345             53,807
                                                                 -------           -------           -------            -------

Gross margin                                                      14,114             9,600            42,088             29,602

Product research and development                                   2,684             1,485             5,931              4,690
Marketing, general and administrative                              6,156             6,484            19,273             17,066
Amortization of intangible assets                                    773               602             2,308              1,276
Restructuring Charges                                                                  100                                  100
                                                                 -------           -------           -------            -------
                                                                   9,613             8,671            27,512             23,132
                                                                 -------           -------           -------            -------

Operating income                                                   4,501               929            14,576              6,470
Interest and other income                                            381               626               961              1,179
Interest and other expense                                          (175)             (492)           (1,765)            (1,524)
Recovery of write off of investment of unconsolidated
  Affiliate                                                                          1,620                                1,620
Equity in net loss of unconsolidated affiliates                                                                            (236)
                                                                 -------           -------           -------            -------
  Income  before income taxes                                      4,707             2,683            13,772              7,509
Provision for income taxes                                         1,817             1,007             5,316              3,131
                                                                 -------           -------           -------            -------

NET INCOME                                                       $ 2,890           $ 1,676           $ 8,456            $ 4,378
                                                                 =======           =======           =======            =======

Earnings per Common Share:
  Basic                                                          $  0.19           $  0.13           $  0.57            $  0.34
                                                                 =======           =======           =======            =======
  Diluted                                                        $  0.17           $  0.12           $  0.52            $  0.32
                                                                 =======           =======           =======            =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)

                                                                                                   Nine Months Ended
                                                                                         -----------------------------------
                                                                                           February 25,        February 27,
                                                                                               2001                2000
                                                                                         ------------------ ----------------
OPERATING ACTIVITIES
Net income                                                                                   $ 8,456              $ 4,378
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                              4,954                4,316
    Non-cash compensation                                                                        367                   29
    Equity in net loss of unconsolidated affiliates                                                                   236
    Recovery of write-off of unconsolidated affiliate                                                              (1,620)
    Proceeds from the sale of assets                                                           1,812
    Restructuring charge                                                                                            2,000
    (Gain) loss on disposal of assets                                                            (14)                 277
    Premium on debt conversion                                                                 1,037
    Gain on sale of available for sale securities                                                                    (392)
    Change in operating assets and liabilities:
      Decrease in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                               2,417                3,865
      (Increase) decrease in inventories and prepaid expenses and other                       (9,122)               3,755
      Increase in accounts payable and accrued expenses                                        7,182                1,297
                                                                                             -------              -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  17,089               18,141

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                                    (3,034)              (3,554)
Proceeds from the sale of property, plant and equipment                                           42                  995
Purchases of patent rights                                                                    (1,000)
                                                                                             -------              -------
    NET CASH USED IN INVESTING ACTIVITIES                                                     (3,992)              (2,559)

FINANCING ACTIVITIES
Net repayments of short term borrowings                                                                            (4,850)
Purchases of Treasury Stock                                                                                          (642)
Proceeds from the sales of Common Stock                                                        2,041                1,788
Loans to employees                                                                                                 (1,666)
Redemption of Preferred Stock                                                                                        (682)
Principal payments on long-term debt                                                          (1,367)                (261)
                                                                                             -------              -------
    NET CASH USED IN FINANCING ACTIVITIES                                                        674               (6,313)
                                                                                             -------              -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          (64)                (111)

INCREASE IN CASH AND CASH EQUIVALENTS                                                         13,707                9,158

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              12,527                2,283
                                                                                             -------              -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $26,234              $11,441
                                                                                             =======              =======

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
INTERMAGNETIC GENRAL CORPORATION
Nine months ended February 25, 2001
(Unaudited)

                                                                              Accumulated                  Notes
                                                   Additional   Retained         Other                   Receivable
                                          Common    Paid-in     Earnings     Comprehensive  Treasury   for Executive   Comprehensive
                                          Stock     Capital     (Deficit)    Income (Loss)    Stock    Stock Purchase  Income (Loss)
Balances at May 28, 2000                  $1,440    $90,633      ($6,159)      ($  276)      ($5,821)     ($1,666)
Comprehensive income:
  Net income                                                       2,427                                                   $2,427
  Unrealized gain on available for
   sale securities, net                                                          2,178                                      2,178
  Unrealized loss on foreign currency
   translation                                                                    (185)                                      (185)
                                                                                                                           ------
    Total comprehensive income                                                                                             $4,420
                                                                                                                           ======
Issuance of 44,618 shares of Common
  Stock, upon exercise of stock
  options and sale of 769 shares to
  IGC Savings Trust                            5        426
Issuance of warrants to acquire 103,000
  shares of Common Stock                              1,097
Issuance of 759,602 shares of Common
  Stock upon conversion of debentures         76     10,800
                                          ------------------------------------------------------------------------
Balances at August 27, 2000               $1,521   $102,956     ($3,732)       $1,717        ($5,821)     ($1,666)
                                          ========================================================================
Comprehensive income:
  Net income                                                      3,139                                                    $3,139
  Unrealized loss on available for
   sale securities, net                                                        (2,110)                                     (2,110)
  Unrealized gain on foreign currency
   translation                                                                     87                                          87
                                                                                                                           ------
    Total comprehensive income                                                                                             $1,116
                                                                                                                           ======
Issuance of 125,434 shares of Common
  Stock, upon exercise of stock options
  and sale of 292 shares to IGC Savings
  Trust                                       13      1,036
Issuance of 684,292 shares of Common
  Stock upon conversion of
  debentures                                  68      9,639
Stock based compensation                                293
Stock Dividend, including payment
   in lieu of fractional shares                         (11)
                                          ------------------------------------------------------------------------
Balances at November 26, 2000             $1,602   $113,913       ($593)        ($306)       ($5,821)     ($1,666)
                                          ========================================================================
Comprehensive income:
  Net Income                                                      2,890                                                    $2,890
  Unrealized loss on available for
   sale securities, net                                                        (1,089)                                     (1,089)
  Unrealized gain on foreign currency
   translation                                                                     34                                          34
                                                                                                                           ------
    Total comprehensive income                                                                                             $1,835
                                                                                                                           ======
Issuance of 46,174 shares of
  Common Stock, upon exercise
  of stock options and sale
  of 3,855 shares to IGC
  Savings Trust                                4        445

Issuance of 15,000 shares of Common
  Stock as compensation                        2        245
                                          ------------------------------------------------------------------------
Balances at February 25, 2001             $1,608   $114,603      $2,297       ($1,361)       ($5,821)     ($1,666)
                                          ========================================================================
Comprehensive income nine months
  ended February 25, 2001
  Net Income                                                                                                               $8,456
  Unrealized loss on available
   for sale securities, net                                                                                                (1,021)
  Unrealized gain on foreign
   currency translation                                                                                                       (64)
                                                                                                                           ------
    Total comprehensive income                                                                                             $7,371
                                                                                                                           ======

                                       7

INTERMAGNETICS GENERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position at February 25, 2001 and the results of its operations, cash flows and changes in shareholders' equity for the periods presented. The results for the three and nine months ended February 25, 2001 are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements for the year ended May 28, 2000, filed on Form 10-K on August 28, 2000.

         It is the Company's policy to reclassify prior year consolidated financial statements to conform to current year presentation.

Note B - Earnings Per Common Share

         A summary of the shares used in the calculation of net income per Common Share is shown below:

(Dollars in Thousands, Except Per Share Amounts)

                                                                                 Three Months Ended
                                                                 --------------------------------------------------
                                                                   February 25, 2001              February 27, 2000
                                                                 --------------------------------------------------
  Income available to common stockholders                              $ 2,890                             $ 1,676

  Weighted average shares                                           15,381,736                          13,310,328

  Dilutive potential Common Shares:
          Convertible preferred stock                                                                       18,724
          Warrants                                                       7,050
          Stock options                                              1,265,568                             460,462
                                                                   -----------                        ------------

  Adjusted weighted average shares                                  16,654,354                          13,789,514
                                                                   ===========                        ============

  Net income per common share:
          Basic                                                         $ 0.19                              $ 0.13
                                                                   ===========                        ============
          Diluted                                                       $ 0.17                              $ 0.12
                                                                   ===========                        ============

(Dollars in Thousands, Except Per Share Amounts)

                                                                                  Nine Months Ended
                                                                 --------------------------------------------------
                                                                   February 25, 2001              February 27, 2000
                                                                 --------------------------------------------------

  Income available to common stockholders                              $ 8,456                             $ 4,378

  Weighted average shares                                           14,922,134                          12,919,878

  Dilutive potential Common Shares:
          Convertible preferred stock                                                                      711,119
          Warrants                                                       4,013
          Stock options                                              1,239,681                             211,993
                                                                   -----------                        ------------

  Adjusted weighted average shares                                  16,165,828                          13,842,990
                                                                   ===========                        ============

  Net income per common share:
          Basic                                                         $ 0.57                              $ 0.34
                                                                   ===========                        ============
          Diluted                                                       $ 0.52                              $ 0.32
                                                                   ===========                        ============

         Diluted shares include the potential dilutive effect of outstanding convertible preferred stock, warrants and stock options. Shares issuable upon conversion of convertible subordinated debentures for the periods such debentures were outstanding have been excluded from the calculation as their effect would not be material.

Note C - New Accounting Pronouncements

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

Note D - Segment and Related Information

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

         Summarized financial information concerning the Company's reportable segments is shown in the following table:

(Dollars in Thousands)
                                                                   Three Months Ended
                                     ------------------------------------------------------------------------------
                                                                    February 25, 2001
                                     ------------------------------------------------------------------------------
                                                      LTS Super-
                                     Electro-        conducting                          Energy
                                     magnetics        Materials        Refrigeration    Technology         Total
                                     ---------        ---------        -------------    ----------         -----
Net sales to external customers:
   Magnet systems                       $ 19,397                                                           $ 19,397
   RF Coils                                3,204                                                              3,204
   Superconductive wire                                   $1,220                                              1,220
   Refrigeration equipment                                                $10,096                            10,096
   Other                                                                                     $ 380              380
                                        --------        --------         --------           ------         --------
      Total                               22,601           1,220           10,096              380           34,297
Intersegment net sales                                     4,218            1,129                             5,347
Segment operating profit (loss)            5,084             406              582           (1,314)           4,758
Total assets                            $106,997        $ 15,576         $ 18,535           $4,932         $146,040

                                                                    February 27, 2000
                                     ------------------------------------------------------------------------------
                                                      LTS Super-
                                     Electro-        conducting                          Energy
                                     magnetics        Materials        Refrigeration    Technology         Total
                                     ---------        ---------        -------------    ----------         -----
Net sales to external customers:
   Magnet systems                       $ 14,778                                                           $ 14,778
   RF Coils                                2,188                                                              2,188
   Superconductive wire                                   $2,589                                              2,589
   Refrigeration equipment                                                 $7,082                             7,082
   Refrigerants                                                               850                               850
   Other                                                                                     $ 594              594
                                        --------        --------         --------           ------         --------
      Total                               16,966           2,589            7,932              594           28,081
Intersegment net sales                                     2,340              719                             3,059
Segment operating profit (loss)            3,112             420           (2,285)            (318)             929
Total assets                            $ 86,770        $ 14,130         $ 26,333           $1,543         $128,776


(Dollars in Thousands)
                                                                    Nine Months Ended
                                     ------------------------------------------------------------------------------
                                                                    February 25, 2001
                                     ------------------------------------------------------------------------------
                                                      LTS Super-
                                     Electro-        conducting                          Energy
                                     magnetics        Materials        Refrigeration    Technology         Total
                                     ---------        ---------        -------------    ----------         -----

Net sales to external customers:
   Magnet systems                       $ 52,056                                                           $ 52,056
   RF Coils                                9,690                                                              9,690
   Superconductive wire                                   $6,406                                              6,406
   Refrigeration equipment                                               $ 28,085                            28,085
   Refrigerants                                                             1,253                             1,253
   Other                                                                                     $ 943              943
                                        --------        --------         --------           ------         --------
      Total                               61,746           6,406           29,338              943           98,433

Intersegment net sales                                    10,883            2,765                            13,648
Segment operating profit (loss)           12,008           1,772            4,035           (2,720)          15,095
Total assets                            $106,997        $ 15,576         $ 18,535           $4,932         $146,040

                                                                    February 27, 2000
                                     ------------------------------------------------------------------------------
                                                      LTS Super-
                                     Electro-        conducting                          Energy
                                     magnetics        Materials        Refrigeration    Technology         Total
                                     ---------        ---------        -------------    ----------         -----
Net sales to external customers:
   Magnet systems                       $ 42,820                                                           $ 42,820
   RF Coils                                7,872                                                              7,872
   Superconductive wire                                  $ 7,758                                              7,758
   Refrigeration equipment                                               $ 20,560                            20,560
   Refrigerants                                                             3,109                             3,109
   Other                                                                                     1,290            1,290
                                        --------        --------         --------           ------         --------

      Total                               50,692           7,758           23,669            1,290           83,409

Intersegment net sales                                     7,665             1746                             9,411
Segment operating profit (loss)            9,642           1,340           (3,830)          (1,182)           5,970
Total assets                            $ 86,770        $ 14,130         $ 26,333           $1,543         $128,776


The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:

(Dollars in Thousands)
                                                                      Three Months Ended
                                                         --------------------------------------------
                                                         February 25, 2001           February 27,2000
                                                         -----------------           ----------------
Reconciliation of income before income taxes:
   Total profit from reportable segments                        $ 4,758                      $ 929
   Intercompany profit in ending inventory                         (257)
                                                                -------                      -----
Net operating profit                                              4,501                        929

   Unallocated amounts:
      Interest and other income                                     381                        626
      Interest and other expense                                   (175)                      (492)
      Equity in net loss of unconsolidated affiliates
      Recovery of write off of investment in
      unconsolidated affiliates                                                              1,620
                                                                -------                      -----
 Income before income taxes                                     $ 4,707                    $ 2,683
                                                                =======                    =======


                                                                       Nine Months Ended
                                                         --------------------------------------------
                                                         February 25, 2001           February 27,2000
                                                         -----------------           ----------------

Reconciliation of income before income taxes:
  Total profit from reportable segments                        $ 15,095                    $ 5,970
   Intercompany profit in ending inventory                         (519)                       500
                                                               --------                    -------
   Net operating profit                                          14,576                      6,470

   Unallocated amounts:
      Interest and other income                                     961                      1,179
      Interest and other expense                                 (1,765)                    (1,524)
      Equity in net loss of unconsolidated affiliates                                         (236)
      Recovery of write off of investment in
      unconsolidated affiliates                                                              1,620
                                                               --------                    -------
 Income before income taxes                                    $ 13,772                    $ 7,509
                                                               ========                    =======


Note E - Restructuring

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
                                            ------
                                            $2,000
                                            ======

         Under the exit plan, the Company terminated all but two of its employees. The plan involved continuing operations through a master distributor while attempting to find a buyer for the business, and contemplated sales of product through May 2001, at which time operations would cease. The Company paid a total of $99,000 in payments of the severance costs during fiscal 2000, and an additional $73,000 during the nine months ended February 25, 2001. The remaining balance of the accrued severance liability at February 25, 2001 was approximately $19,000.

         In October 2000, the Company sold the remaining assets for approximately $1,800,000. These assets consisted primarily of inventory. As a result, the Company recorded a recovery of the restructuring charge of approximately $1,300,000.

Note F - Convertible Subordinated Debentures

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

         On September 7, 2000, $8,765,000 of the Company's 5.75% Convertible Subordinated Debentures were converted into 632,578 shares of the Company's Common Stock at $13.856 per share. The Company issued an additional 48,900 shares of the Company's Common Stock valued at approximately $941,000, or $19.25 per share, which is included in interest expense for the three months ended November 26, 2000 to induce early conversion and in lieu of all accrued interest.

         On November 1, 2000 the remaining $39,000 of the Company's 5.75% Convertible Subordinated Debentures were converted into 2,814 shares of the Company's Common Stock at $13.856 per share.

Note G - Patents

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

Note H - Retirement Plans

         The Company had a non-contributory, defined benefit plan covering all eligible employees. Benefits under the plan were based on years of service and employees' career average compensation. The Company's funding policy was to contribute annually an amount sufficient to meet or exceed the minimum funding standard contained in the Internal Revenue Code. Contributions were intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future. As of December 31, 1998, the Company froze all pension benefits except for approximately 50 bargaining unit employees at a subsidiary. In September 2000 the Company received approval from the Internal Revenue Service to terminate the plan. In November 2000, the Company terminated the plan and settled nearly all its obligations by purchasing annuity contracts or making lump-sum distributions in an amount determined by the plan's actuary. The remaining plan assets will be distributed to the plan participants on a pro-rata basis. Such distributions are expected to be completed by May 27, 2001. The Company recorded termination and settlement costs of approximately $588,000 which was included in marketing, general and administrative expense during the quarter ended November 26, 2000.

INTERMAGNETICS GENERAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------------------

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

Results Of Operations
---------------------

         For the quarter ended February 25, 2001, sales increased approximately 22%, to $34.3 million, from $28.1 million for the same period last year. Sales for the first nine months of the current fiscal year were up about 18% to $98.4 million from $83.4 million last year.

         Electromagnetic segment sales were up 33% for the quarter and 22% for nine months. Magnet system sales were up 31% from last year's third quarter and 22% for the first nine months. The increases are due largely to an increase in customer demand. Sales of RF coils increased 46% in the current quarter and 23% for nine months, continuing the recovery begun this year.

         Sales of LTS superconducting materials were down about 53% for the quarter and 17% for the nine months, due to reduced demand from the segment's largest external customer. Overall segment activity increased substantially, due to a 80% quarterly (42% for nine months) increase in intersegment sales of wire for use by the Electromagnetic segment.

         Refrigeration equipment sales were up 27% for the quarter and 24% for nine months due to increases in demand for products of both IGC-APD Cryogenics and, particularly, IGC-Polycold. These increases more than offset the reduction in refrigerant sales resulting from our decision to exit that business.

         During fiscal 2000, the Company increased its emphasis on developing HTS materials for application to devices expected to improve electronic power transmission and distribution. These devices are expected to include HTS power transmission cables, transformers, and fault current controllers. In view of the expected increased importance of these activities, the Company began reporting them as a separate segment, Energy Technology. In prior years, this segment's activities had been aggregated in the Electromagnetics segment. Prior year segment data presented in Note E of Notes to Financial Statements has been reclassified to conform with current year presentation. Sales of this segment declined by 36% for the quarter and 27% for the nine months, due to the Company's decision to de-emphasize first generation conductors as well as a current year focus on readying the facility to produce second generation conductors. The Company believes, in general, that first generation conductors (consisting of ceramic components in a silver matrix) will be unable to achieve cost and performance targets necessary to make devices produced with this material economically feasible. Accordingly, we refocused our efforts on conductors in which the superconducting components are deposited on a nickel substrate. We believe the new focus will lead to an increase in sales in the coming year. We are actively seeking additional strategic partners to assist in the development and marketing of these products

         Gross margins increased to $14.1 million, or 41% of sales for the quarter, from $11.1 million, or 39.7% before restructuring charges, for the same period last year. For the first nine months of the year, gross margins before restructuring charges or recoveries were $40.7 million, or 41.4% of sales, compared with $31.1 million, or 37.3% last year. These increases are due mainly to lower costs of magnet systems, increased sales and an improved mix of sales of RF coils, and much higher volumes and operational improvements in the Refrigeration segment.

         Marketing, general and administrative expenses declined by $0.4 million for the quarter, due mainly to the termination last year of the refrigerant business. Year to date, this expense category increased by about $2.2 million due to stock based compensation and pension plan termination costs, as well as a higher overall level of activity, including increases in the Energy Technology segment and higher consulting expenses, mainly in the first quarter.

         Amortization of intangibles increased in both the three and nine month periods due to amortization of intangibles acquired in connection with the termination of our former European joint venture.

         Operating income for the quarter increased by $1.9 million, or about 75% before restructuring charges. Year-to-date operating income increased by 63% to $13.2 million before restructuring charges and recoveries.

         Interest expense for the quarter was reduced substantially compared with last year due to the conversion of all of our outstanding convertible debentures in the first and second quarters. Year-to-date interest expense is up by $0.2 million due to premiums paid to effect such conversions.

         Based on recent order trends, we expect higher sales for the balance of the year, particularly in magnet systems and refrigeration. As previously noted, gross margins have improved so far this year as a result of higher sales and lower costs. We expect to be able to sustain the lower cost levels, particularly in the Refrigeration segment where operational improvements have brought about a return to profitability. We expect to expand our product development activities in both the Electromagnetic and Refrigeration segments, as well as increase our investment in the Energy Technology segment. We expect the increased sales level to result in earnings per share growth of at least 40% over last year, even with this increased level of investment. These expectations are based on a number of assumptions, including:

         o The market for MRI systems continues to grow;

         o We are able to continue to expand the recovery in RF coil sales;

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

Liquidity and Capital Commitments
---------------------------------

         For the first nine months of the current fiscal year, we generated approximately $17 million of cash from operations and more than doubled our cash position to $26.2 million. See the consolidated statement of cash flows, located elsewhere in this report, for further details on the sources and uses of cash.

         Our capital and resource commitments as of February 25, 2001 consisted of capital equipment commitments of approximately $650,000.

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

     The Company does not believe that its exposure to commodity and foreign exchange risk is material.

PART II:  OTHER INFORMATION


ITEM 6:. Exhibits and Reports on Form 8K.

(a)      Exhibits

              None

(b)      Reports on Form 8K

              None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       INTERMAGNETICS GENERAL CORPORATION



Dated: April 10, 2001                  By: /s/ Glenn H. Epstein
                                           -------------------------------------
                                           Glenn H. Epstein
                                           President and Chief Executive Officer



Dated: April 10, 2001                  By: /s/ Michael C. Zeigler
                                           -------------------------------------
                                           Michael C. Zeigler
                                           Senior Vice President, Finance