Form 10-Q/A
period 2001-02-25
INTERMAGNETICS GENERAL CORP
filed 2001-04-16
CIK 351012

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

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)

                                                                                                   Nine Months Ended
                                                                                         -----------------------------------
                                                                                           February 25,        February 27,
                                                                                               2001                2000
                                                                                         ------------------ ----------------
OPERATING ACTIVITIES
Net income                                                                                   $ 8,456              $ 4,378
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                              5,349                4,316
    Non-cash compensation                                                                        367                   29
    Equity in net loss of unconsolidated affiliates                                                                   236
    Recovery of write-off of unconsolidated affiliate                                                              (1,620)
    Proceeds from the sale of assets                                                           1,812
    Restructuring charge                                                                                            2,000
    (Gain) loss on disposal of assets                                                            122                  277
    Premium on debt conversion                                                                 1,037
    Gain on sale of available for sale securities                                                                    (392)
    Change in operating assets and liabilities:
      Decrease in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                               2,417                3,865
      (Increase) decrease in inventories and prepaid expenses and other                       (9,122)               3,755
      Increase in accounts payable and accrued expenses                                        7,182                1,297
                                                                                             -------              -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  17,620               18,141


INVESTING ACTIVITIES
Purchases of property, plant and equipment                                                    (3,565)              (3,554)
Proceeds from the sale of property, plant and equipment                                           42                  995
Purchases of patent rights                                                                    (1,000)
                                                                                             -------              -------
    NET CASH USED IN INVESTING ACTIVITIES                                                     (4,523)              (2,559)


FINANCING ACTIVITIES
Net repayments of short term borrowings                                                                            (4,850)
Purchases of Treasury Stock                                                                                          (642)
Proceeds from the sales of Common Stock                                                        2,041                1,788
Loans to employees                                                                                                 (1,666)
Redemption of Preferred Stock                                                                                        (682)
Principal payments on long-term debt                                                          (1,367)                (261)
                                                                                             -------              -------
    NET CASH USED IN FINANCING ACTIVITIES                                                        674               (6,313)
                                                                                             -------              -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          (64)                (111)

INCREASE IN CASH AND CASH EQUIVALENTS                                                         13,707                9,158

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              12,527                2,283
                                                                                             -------              -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $26,234              $11,441
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


                       INTERMAGNETICS GENERAL CORPORATION



Dated: April 16, 2001                  By: /s/ Glenn H. Epstein
                                           -------------------------------------
                                           Glenn H. Epstein
                                           President and Chief Executive Officer



Dated: April 16, 2001                  By: /s/ Michael C. Zeigler
                                           -------------------------------------
                                           Michael C. Zeigler
                                           Senior Vice President, Finance