Form 10-K
period 2001-05-27
INTERMAGNETICS GENERAL CORP
filed 2001-08-27
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended May 27, 2001
                                               ------------
                                       or
[   ]     Transition report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934
           For the transition period from____________ to ___________

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

         450 Old Niskayuna Road
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

                                      None
                                      ----
                                (Title of Class)


           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock - $.10 par value
                          -----------------------------
                              (Title of each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X    NO _____
                                    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $497,560,358. Such aggregate market value was computed by reference to the closing price of the Common Stock based on quoted market prices on August 14, 2001. It assumes that all directors and officers of the registrant are affiliates. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares of the registrant's Common Stock outstanding, net of Treasury shares, as of August 14, 2001 was 15,808,063.


                       DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III below is incorporated by reference from the registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed within 120 days after the end of the registrant's fiscal year.

                                TABLE OF CONTENTS

PART I............................................................................................................1

ITEM 1.  BUSINESS DESCRIPTION.....................................................................................1
   MAGNETIC RESONANCE IMAGING SEGMENT.............................................................................2
   INSTRUMENTATION SEGMENT........................................................................................9
   ENERGY TECHNOLOGY SEGMENT.....................................................................................12
   RESEARCH AND DEVELOPMENT......................................................................................18
   INVESTMENTS...................................................................................................18
   PERSONNEL.....................................................................................................18
   EXECUTIVE OFFICERS OF THE REGISTRANT..........................................................................19

ITEM 2.  PROPERTIES..............................................................................................20

ITEM 3.  LEGAL PROCEEDINGS.......................................................................................21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................21


PART II..........................................................................................................22

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................................22

ITEM 6.  SELECTED FINANCIAL DATA.................................................................................23

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................24

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK..............................................28

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................28

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................28


PART III.........................................................................................................28

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................................28

ITEM 11. EXECUTIVE COMPENSATION..................................................................................29

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................................29

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................29


PART IV..........................................................................................................29

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........................................29
   (a)       FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS........................................................29
   (b)       REPORTS ON FORM 8-K.................................................................................33


SIGNATURES.......................................................................................................34

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Intermagnetics General Corporation ("Intermagnetics", "Company", "we" or "us") makes forward-looking statements in this document. Typically, we identify forward-looking statements with words like "believe," "anticipate," "perceive," "expect," "estimate" and similar expressions. Unless a passage describes an historical event, it should be considered a forward-looking statement. These forward-looking statements are not guarantees of future performance and involve important assumptions, risks, uncertainties and other factors that could cause the Company's actual results for fiscal year 2002 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other assumptions, risks, uncertainties and factors disclosed throughout this report.

         Except for our continuing obligations to disclose material information under federal securities laws, we are not obligated to update these forward-looking statements, even though situations may change in the future. We qualify all of our forward-looking statements by these cautionary statements.



                                     PART I

ITEM 1.           BUSINESS DESCRIPTION

         Intermagnetics is a worldwide leading developer and manufacturer of superconducting materials, electromagnetic components and cryogenic refrigeration systems. These products are sold separately, or are combined together and sold as integrated sub-systems primarily in the magnetic resonance imaging (MRI), instrumentation and energy technology markets.

         Superconductivity is the phenomenon in which certain materials lose all resistance to the flow of electrical current when cooled below a critical temperature. Superconductors offer advantages over conventional conductors, such as copper or aluminum, by carrying electricity with virtually no energy loss, and generating comparatively more powerful magnetic fields. The current principal commercial applications for the Company's technology are MRI and analytical instrumentation. The Company also leverages its expertise in superconductivity and cryogenics to develop materials and products for the electric utility market.

         Our continued focus on commercial market applications for our core technologies resulted in a realignment of our reportable segments at the end of fiscal year 2001. The Company designs, develops, manufactures and sells products in three segments: Magnetic Resonance Imaging ("MRI") (formerly Electromagnetics and Low Temperature Superconducting Materials), Instrumentation (formerly Refrigeration) and Energy Technology.

          The MRI segment primarily provides products to the diagnostic imaging market. This segment includes low temperature superconducting ("LTS") magnets manufactured and sold by the IGC-Magnet Business Group ("IGC-MBG"), LTS wire and cable manufactured and sold by the IGC-Advanced Superconductor division ("IGC-AS") and radio frequency ("RF") coils manufactured and sold by its wholly-owned subsidiary, IGC-Medical Advances Inc. ("IGC-MAI").

         Instrumentation provides cryogenic refrigeration equipment used primarily in ultra-high vacuum applications, industrial coatings, analytical instrumentation and semiconductor processing and testing through two wholly-owned subsidiaries: IGC-APD Cryogenics Inc. ("IGC-APD") and IGC-Polycold Systems Inc. ("IGC-Polycold").

         In Energy Technology, the Company's wholly-owned subsidiary, IGC-SuperPower, LLC ("IGC-SuperPower") is developing second generation high-temperature superconducting materials and devices designed to enhance the capacity, reliability and quality of electrical power transmission and distribution.

         Through May 30, 1999, the activities of the Energy Technology segment were included in the Electromagnetics segment (now MRI). Through May 28, 2000, the activities of IGC-AS were reported in the former Low Temperature Superconducting Materials segment. Segment data for prior years has been reclassified to conform with current year presentation.


                       MAGNETIC RESONANCE IMAGING SEGMENT

A.       Introduction

         1.       About MRI and Other Magnets Generally

         Currently, the single largest commercial application for superconductivity is the magnetic resonance imaging system ("MRI System"). Hospitals and clinics use MRI Systems for non-invasive, diagnostic imaging of anatomy within a patient's body. At the core of an MRI System is a large, highly engineered magnet system. The magnet system can be based upon a resistive electromagnet, a permanent magnet or a superconductive magnet. Intermagnetics designs and manufactures superconductive magnets, which typically offer more powerful, high-quality magnetic fields with virtually no power loss. Higher magnetic field strengths (measured in Tesla) correlate with improved "signal-to-noise" ratios, which can in turn lead to higher quality images in shorter acquisition times. The annual commercial market for new MRI Systems, upgrades and accessories in calendar year 2001 is estimated to be within the range of $3 to $3.5 billion worldwide. A small number of system integrators dominate the MRI industry. They include GE Medical Systems ("GE"), Siemens Corporation ("Siemens"), Philips Medical Systems Nederlands B.V. ("Philips"), Hitachi Medical Corporation ("Hitachi"), Toshiba Corporation ("Toshiba") and Marconi Medical Systems (formerly Picker International Ltd.). On July 4, 2001, Philips announced that it is acquiring Marconi Medical Systems. Philips stated that it expects this acquisition to close by the end of calendar year 2001. Intermagnetics supplies key components to a number of these integrators. (See "Principal Products" below.)

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

         Specialized RF coils -- those dedicated to imaging particular parts of the human anatomy, such as the brain, liver, knee, neck, back, wrist, etc. -- increase the number of diagnostic applications for which an MRI System can be used. The increased number of applications increases the potential utilization rate of a given MRI System, which typically helps to economically justify the acquisition of that system. In addition, specialized RF coils designed to image a specific part of the human body will yield a sharper, more detailed image that typically is more clinically useful than a similar image produced with a multi-purpose full body RF coil. The Company believes most MRI Systems benefit from an array of seven to ten separate specialized RF coils.

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

         3.       About Low Temperature Superconductors Generally

         There are two broad classes of superconductive materials: low temperature ("LTS") and high temperature ("HTS") superconductors. LTS materials are metals and alloys that become superconductive when cooled to temperatures near absolute zero (4.2 Kelvin or minus 452 F). Because of their superior ductile characteristics, LTS materials generally are used in the form of flexible wire or cable (LTS cable is made up of bundles of LTS wire). HTS materials are composed of ceramic-like compounds that become superconductive when cooled to temperatures close to that of liquid nitrogen (77 Kelvin or minus 321 F) and primarily are manufactured in the form of tape (basically, flat wire). HTS materials are discussed in the Energy Technology Segment below.

         LTS wire is used today mainly in the manufacture of MRI and NMR Spectroscopy magnet systems and for high-energy physics applications.

B.       Principal Products

         The Company derived approximately 68% and 69% of its net sales in fiscal years 2001 and 2000, respectively, from the sale of products in its MRI segment. Those sales consisted primarily of MRI-related products, including superconductive MRI magnet systems, LTS wire and RF coils. Within its MRI segment, the Company produces the following:

o Superconductive MRI Magnet Systems. Through IGC-MBG, the Company manufactures and sells superconductive MRI magnet systems to MRI System integrators for use in stationary and mobile applications. During fiscal years 2001, 2000 and 1999, MRI magnet systems accounted for 53%, 50% and 43%, respectively, of our net sales. The Company's latest generation of superconductive MRI magnet systems consists of three types of systems with field strengths of 0.5, 1.0 and 1.5 Tesla ("T"). In fiscal year 2001, IGC-MBG completed the development of a 3.0T magnet product for Philips Medical Systems. We expect this product to be fully integrated into our magnet product line in fiscal year 2002. In addition, IGC-MBG is developing a 1.0T superconducting open magnet system. We do not expect significant sales of this product in fiscal year 2002.

         The Company's MRI magnet systems are made with LTS wire primarily from IGC-AS and fitted with cryogenic refrigerators (shield coolers) primarily supplied by IGC-APD.

o Other Superconductive Magnet Systems. Through IGC-MBG, the Company has the capacity to design and build superconductive magnet systems for various non-MRI applications should a commercial opportunity that meets our strategic objectives be identified. To date, the Company has not had significant sales of non-MRI magnet systems.

o RF Coils for MRI Systems. Through IGC-MAI, the Company manufactures and sells RF coils for use in MRI Systems. IGC-MAI's current product line includes ten anatomical applications with more than fifty product groups available in magnetic field strengths from 0.2T to 3.0T, for a total of more than 150 products. In fiscal years 2001, 2000 and 1999, RF coils accounted for 9%, 10% and 13%, respectively, of the Company's net sales.

o LTS Materials. Through IGC-AS, the Company manufactures and sells the two principal LTS materials that are commercially available for the construction of superconductive magnets: niobium-titanium ("NbTi") wire, and niobium-tin ("Nb3Sn") wire. In contrast to the relatively large market for NbTi wire, Nb3Sn multi-filamentary wire is sold only in limited quantities. This is because NbTi wire is more cost effective for MRI magnet systems, which is the leading market for LTS wire. The Company has seen a significant increase in government-sponsored work for non-MRI applications through its participation in the Large Hadron Collider project for the European Organization for Nuclear Research ("CERN") in Switzerland, and the Superconducting Tokamak Advanced Research Project in Korea. These multi-year programs offer potential for increased non-MRI wire and cable orders. During each of fiscal years 2001, 2000 and 1999, sales of LTS wire and cable (excluding intercompany sales) accounted for approximately 5%, 9% and 12% of the Company's net sales.

C.       Marketing

         We market our magnet systems and LTS wire through our own personnel. We also have a wholly-owned European marketing and service subsidiary in the United Kingdom, as well as a foreign sales corporation located in Barbados. IGC-MAI markets its RF coils to MRI System integrators on a direct basis in the U.S, Europe and Japan and to end-users, such as hospitals, clinics and research facilities with its own U.S.-based sales force. IGC-MAI markets its RF coils internationally, to end-users through a combination of distributors and direct contact with customers in selected markets.

         Export Sales. Products sold to foreign-based companies, such as Philips in the Netherlands, or Hitachi and Toshiba in Japan, were accounted for as export sales even if some of the products sold were installed in the U.S. On that basis, the Company's net export sales (including the Instrumentation segment) for fiscal years 2001, 2000 and 1999 totaled $102.0, $76.8 and $61.1 million, respectively, most of which were to European customers and primarily billed in U.S. currency.

         Principal Customers. Sales to customers accounting for more than 10% of the Company's net sales aggregated approximately 56% of net sales in fiscal 2001, 61% of net sales in fiscal 2000 and 54% of net sales in fiscal 1999. (See Note K of Notes to Consolidated Financial Statements included in response to
Item 8.)

         The Company sells a substantial portion of its products in the MRI industry to four customers, two of which are significant. Philips is the principal customer for the Company's MRI magnet systems. In fiscal year 1999, Intermagnetics and Philips executed a new sales agreement with an initial five-year term. The term is extended each year such that the agreement will continue in effect on a rolling five-year basis, unless otherwise terminated in accordance with certain provisions of the agreement. Under this agreement, Intermagnetics is the sole supplier of certain MRI magnet systems to Philips. Sales to Philips (including sales by the Instrumentation segment) amounted to approximately 56%, 50% and 41% of the Company's net sales for fiscal 2001, 2000 and 1999, respectively.

         The Company's second principal customer for MRI products is GE Medical Systems ("GE"). The Company sells LTS wire to GE for use in GE's MRI magnet systems, as well as RF coils for use with GE's MRI Systems. Under the Company's current arrangement with GE, GE places orders for LTS wire and RF coils from time to time with the Company. Sales to GE accounted for approximately 7%, 11% and 13% of the Company's net sales for fiscal 2001, 2000 and 1999, respectively.

D.       Consolidation of European Joint Venture

         In 1987, the Company and Alstom Energy, S.A. ("Alstom") created a joint venture named Alstom Intermagnetics ("AISA") located in France. AISA manufactured superconductive MRI magnet systems under a license from the Company, and supplied a portion of Philips' requirements for superconductive MRI magnet systems under an agreement that terminated on December 31, 1999.

         Effective May 30, 1999, the Company sold its interest in AISA to Alstom for three hundred thousand dollars ($300,000). In fiscal year 2000, the Company consolidated AISA's magnet production in the Company's Latham, New York facility, and AISA ceased production of superconductive MRI magnet systems. In consideration of the contractual rights of AISA and Alstom under the termination agreement, Intermagnetics paid AISA nine million dollars ($9,000,000). This consolidation resulted in a significant increase in the number of MRI magnet systems produced and sold by the Company. (See Note B of Notes to Consolidated Financial Statements included in response to Item 8.)

E.       Competition/Market

         U.S. sales of MRI Systems grew in each of calendar years 1998, 1999 and 2000. The Company's growth in this segment is dependent on its customers' ability to grow their respective businesses, and on the Company's ability to attract new customers. There are no assurances that such growth will continue in the future. In addition, healthcare cost control initiatives and regional economic conditions could negatively impact continued growth.

         Two emerging MRI applications could provide additional growth opportunities for the Company's products in the future. MRI System integrators are developing systems that can be used as non-invasive diagnostic tools for cardiac disease. These systems could replace the need for interventional X-rays in certain cases. Functional MRI (fMRI), in which physicians can monitor brain activity (function) as well as brain anatomy, is another emerging area. We serve this market with our newly developed 3.0T magnet system. The Company is well-positioned to supply specialized MRI magnet systems to address these emerging markets. There are no assurances that these markets will become significant or that the Company will be successful in providing commercial products for these markets.

         MRI Systems compete indirectly with other diagnostic imaging methods such as conventional and digital X-ray systems, nuclear medical systems, ultrasound and X-ray CT scanners. Most large MRI Systems suppliers perceive higher field strength imaging systems (1.0T or greater) based upon superconductive magnets to have technical advantages over MRI Systems that use resistive electromagnets and permanent magnets, which are limited in field strength either by high power consumption or by basic material properties. Lower field strength systems generally produce lower quality images, although rapid gains in computer technology have offset some of this quality loss. In addition, "open" magnet configurations based on permanent and resistive magnets have enjoyed rapid growth in market share over the past few years, although this growth appears to have leveled off in calendar year 1999 and may have declined somewhat in calendar year 2000 with the introduction of higher field open superconducting magnet systems. IGC-MBG is developing a 1.0T superconducting "open" magnet system. It is too soon, however, to assess what impact these systems may have on market share.

o Superconductive MRI Magnet Systems. Within the market for superconductive MRI magnet systems, the Company's competitors fall into two categories: (1) magnet manufacturers that make MRI magnet systems for MRI System integrators; and (2) MRI System integrators that manufacture superconductive magnet systems for their own use.

         The Company considers Oxford Magnet Technology Limited ("OMT") its principal competitor in the first category. OMT is a joint-venture between Siemens (51%) and Oxford Instruments Group, plc ("Oxford") (49%). OMT supplies MRI magnet systems to at least two MRI system integrators: Siemens and Marconi. OMT sells substantially more superconductive MRI magnet systems and has greater production capacity than the Company; however, the Company believes it can compete effectively against OMT on the basis of technology and price.

         Competitors in the second category include companies like GE and Toshiba that manufacture MRI magnet systems for use in their own MRI Systems. While these integrators do not purchase our magnet systems, they present a market opportunity for our component products. For example, we sell LTS wire and RF coils to GE. We also sell RF coils to Toshiba.

o Other Superconductive Magnet Systems. Historically, the Company has competed against many different companies domestically and internationally (including Oxford, which dominates the worldwide market for NMR systems) for the opportunity to design and build non-MRI superconductive magnet systems. To date, the Company's sales of such systems have not been significant.

o LTS Wire. The single largest commercial market for LTS wire is MRI. In fact, most of the LTS wire manufactured by the Company is used for superconductive MRI magnet systems (either internally by IGC-MBG, or externally by other customers). The Company believes that it, Oxford Superconducting Technology and VACUUMSCHMELZE GmbH, a division of the Morgan Crucible Company PLC, are the major suppliers of NbTi wire for the MRI market, although Alstom, Outokumpu and Europa Metalli also supply LTS wire to this market. While there are several other foreign and domestic manufacturers of NbTi superconductive wire, none of them have been a significant factor in the worldwide MRI market.

         The Company has a contract to supply nearly 100 tons of LTS cable to CERN for the Large Hadron Collider Project, a European government-sponsored program. European companies (Alstom, VACUUMSCHMELZE and Outokumpu) will supply an additional 1,400 tons of cable to CERN and Furukawa Electric, a Japanese company, will supply 100 tons of cable. The Company believes that the quantity of wire required for this project exceeds that required for the global MRI market. Even with this significant project, industry capacity for NbTi wire is greater than current demand, and the Company has seen substantial pressure on prices. The Company believes its prices for LTS wire/cable currently are competitive, and that product quality and the ability to meet delivery schedules are factors important to its market position. There are no assurances, however, that the Company can remain competitive without future price reductions, or that the Company can find means to offset price reductions with further cost reductions. In addition, the CERN program is technically challenging and there are no assurances that IGC-AS will succeed in meeting CERN's specification and delivery requirements.

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

         Most MRI System integrators outsource RF coil development and manufacture to companies such as IGC-MAI; although, the Company believes Siemens and Philips have maintained the most extensive in-house coil development activities of the major MRI System integrators. If the MRI System integrators decide to pull RF coil development in-house, access to the market for independent RF coil manufacturers could be limited. The Company believes this risk is remote, however, because outsourcing specialized RF coils generally results in lower cost and faster time-to-market than with in-house resources. For these reasons and pressure on technical resources, we believe even Siemens and Philips are now outsourcing more RF coil products.

         There are several independent RF coil manufacturers of various size. The Company believes that, of these companies, two compete with IGC-MAI against its full product range. Competition generally is based upon capacity for volume production, price and diagnostic image quality. To remain competitive, the Company must continue to offer high quality, technically advanced products while reducing costs. In fiscal year 2001, IGC-MAI continued to face increased competitive pressures on both price and new technology. Its two main competitors grew in both size and market share, mainly as a result of their supply relationship with one major MRI System integrator. While the Company is responding to these challenges with new products, there are no guarantees that IGC-MAI will be successful in regaining significant market share.

F.       Patents

         The Company believes at the present time that patents are not a significant competitive factor in the conduct of its business in the MRI segment. The Company directly or indirectly either owns, or is a licensee under a number of patents relating to RF coils, magnet systems and LTS wire. There are no assurances that changing technology and/or emerging patents will not adversely impact the Company's current patent position or its competitiveness. In addition, while the Company is focusing on developing and patenting new technologies, there are no assurances that there will not be competing patents issued, or that such technology will become commercially significant.

G.       Raw Materials and Inventory

         Most materials and parts used in the manufacturing process for superconducting magnet systems are ordered for delivery based on production needs. Generally, the Company's investment in inventories for production of MRI magnet systems is based primarily on production schedules required to fill existing and anticipated customer orders. In addition, the Company has entered into consignment programs with its two largest customers. We believe these arrangements enable us and our primary customers to better respond to market demand and capture additional market share.

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

         There are two sources for NbTi raw material required for production of LTS NbTi wire. While IGC-AS has not experienced difficulty in obtaining such materials, fluctuation in demand caused by large projects such as the Large Hadron Collider being constructed by CERN in Switzerland, could create temporary imbalances in supply and demand and thus adversely impact the price of such raw material. The Company has negotiated a multi-year contract with a key supplier in order to reduce this risk and stabilize supply and price.

H.       Warranty

         The expense to the Company to date for performance of its warranty obligations in the MRI segment has not been significant.


                             INSTRUMENTATION SEGMENT

A.       Introduction

         Two wholly-owned subsidiaries comprise the Company's Instrumentation segment: IGC-APD and IGC-Polycold design, manufacture and sell low temperature (semi-cryogenic) and very low temperature (cryogenic) refrigeration equipment. In the second quarter of fiscal year 2001, the Company divested a third subsidiary, InterCool Energy Corporation ("ICE"), which sold refrigerants (see Note C of the Notes to Consolidated Financial Statements included in response to
Item 8).

         The Company derived approximately 31% of its net sales in fiscal year 2001 and 30% of its net sales in each of fiscal years 2000 and 1999, respectively, from the sale of products in its Instrumentation segment.

B.       Principal Products

                  IGC-Polycold manufactures and sells a line of low temperature refrigeration systems in the -40 to -90 Celsius range. IGC-Polycold's refrigeration systems are used in several markets, including optical coating, semiconductor manufacturing, magnetic media, decorative coating, plastic coating and roll/web coating. In fiscal 2001, sales to the optical coating industry made up the largest single market for IGC-Polycold's products. In addition, IGC-Polycold released several new products that are positioned for the next semiconductor market upturn. In fiscal 2001, there was a large demand for optical filters used to increase capacity of the data transmitted on fiber optic cable networks. This demand generated an increase in the sale of Polycold systems used by optical filter manufacturers to enhance the performance of the filter manufacturing equipment.

         IGC-APD's product line includes shield coolers (refrigerators) used in the production of MRI magnet systems, a specialized cryogenic refrigeration system sold under the registered tradename CryoTiger (R) and specialized water pump systems and cryopumps sold under the registered tradenames AquaTrap (R) and Marathon (R) that are used primarily in the manufacture of semiconductors.

         Historically, the semiconductor market has been cyclical based on demand for technology products such as personal computers and cellular phones. The instrumentation segment has typically not derived significant sales from semiconductor manufacturers in the past, but has targeted new product development for this market. Accordingly, the growth of product lines from IGC-APD and IGC-Polycold that serve this market may be adversely affected by a downturn in the semiconductor industry. More recently, demand for the Company's products in the telecommunications industry for equipment used in the manufacture of optical filters has developed, which could also be subject to cyclical fluctuations.

         IGC-APD and IGC-Polycold also license certain mixed gas refrigerant technology to third parties for use in markets in which the Company does not otherwise participate.

C.       Marketing

         IGC-APD markets its shield coolers through a direct sales force located in its Allentown, Pennsylvania headquarters, its office in Sunnyvale, California and its office in the U.K. IGC-APD's other cryogenic products are marketed worldwide through its direct sales force and through scientific and vacuum equipment sales representatives and distributors. In addition, IGC-APD has a worldwide partnership with Daikin Industries, Ltd. ("Daikin"), a Japanese company, pursuant to which the parties sell common cryopumps under the "Marathon" trademark in well-defined territories.

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

D.       Competition/Market

         IGC-APD supplies shield coolers to IGC-MBG for its superconductive MRI magnet systems. In addition, IGC-APD sells these refrigerators to other manufacturers of superconducting MRI magnet systems. IGC-APD licenses Daikin to produce shield coolers and other cryogenic products for the Japanese market. The Company considers its principal competitors in the manufacture of shield coolers to be Leybold AG ("Leybold") and Sumitomo Heavy Industries ("SHI"). Both Leybold and SHI have greater production capacity and financial resources than the Company, and have successfully locked up many of IGC-APD's potential customers in multi-year supply agreements.

         IGC-APD's principal competitors in its other markets include Helix Technology Corporation ("Helix") (which markets its products under the names "CTI Cryogenics" and "CTI") and Ebara Technologies, Inc. Helix is believed to control 80% or more of the world market for cryopumps. Notwithstanding Helix's market predominance, the Company believes that it can retain its position in the market on the basis of technology and equipment performance. In addition, IGC-APD's CryoTiger refrigeration system competes against machines known as Stirling refrigerators (which the Company believes are more costly and less reliable than CryoTiger), and against open-cycle coolers that rely on reservoirs of liquid nitrogen, which must be replenished periodically. Although the initial purchase price for a CryoTiger refrigerator may exceed the price of a comparable liquid nitrogen cooler, this higher initial cost is offset by lower operating and maintenance costs and greater ease of use. The Company believes there is a significant opportunity for this product in the marketplace, however, there are no assurances it will achieve widespread commercial success.

         IGC-Polycold's major competitors include Sanyo and Shin Meiwa in Japan, and Helix domestically. In fiscal year 2001, a new competitor emerged as the market for optical coating equipment grew at a record rate. IGC-Polycold was able to substantially increase its production capacity to meet most demand from the large OEM's serving this market. IGC-Polycold also competes with the use of liquid nitrogen as an alternative to IGC-Polycold's low temperature refrigeration systems. The Company generally competes in this area on the basis of efficiency and/or cycle time, as well as price, availability and product quality. In addition, with respect to both IGC-APD and IGC-Polycold, there are no assurances that emerging technology will not adversely impact their competitiveness.


E.       Patents

         Patents are a significant competitive factor in some areas of the Company's Instrumentation segment. IGC-APD's CryoTiger line is based upon its patented proprietary technology. IGC-APD's AquaTrap systems are based principally on IGC-APD's proprietary CryoTiger technology. While IGC-Polycold does have some patent protection for its products, patents currently are not a significant competitive factor for IGC-Polycold. Patents may become more significant in the future, however, as IGC-Polycold develops new products. The Company's success in marketing its refrigeration products will depend on its continued ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of others. No assurance can be given that any additional patents will issue with respect to patent applications filed or to be filed by the Company. Furthermore, even if such patents issue, there can be no assurance that any issued patents will protect against competitive products or otherwise be commercially valuable. No patents that the Company considers significant expire during the next five years.

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

G.       Warranty

         In fiscal year 1999, IGC-APD experienced significant warranty obligations, which adversely affected its overall financial performance. IGC-APD addressed the warranty issue and its warranty obligations in fiscal year 2000 were not significant. In fiscal year 2001, the introduction of new products resulted in an increase in warranty obligations.



                            ENERGY TECHNOLOGY SEGMENT

A.       Introduction

         The U.S. Department of Energy has reported that much of the nation's electrical transmission and distribution infrastructure is rapidly becoming incapable of meeting the demands of our modern economy. Energy Technology is an emerging industry dedicated to providing more efficient, reliable and environmentally responsible means of generating, transmitting and distributing electricity. High-temperature superconducting (HTS) materials--discovered in the mid-1980's, but only recently approaching technological and economic feasibility--could become a key solution. We are focusing on HTS-based devices that address a potential multi-billion dollar market for more efficient, reliable and environmentally friendly electric transmission and distribution.

         HTS materials are composed of ceramic-like compounds that become superconducting at higher temperatures than those required to maintain superconductivity in LTS materials. For example, HTS materials typically remain superconducting when cooled to temperatures similar to that of liquid nitrogen (77 Kelvin or minus 321 F). Accordingly, HTS materials usually require less sophisticated and less costly cryogenic refrigeration systems than LTS materials, making them well-suited for use in devices such as HTS cables, transformers and fault current controllers.

         We have maintained an HTS program since shortly after these materials were first identified in 1986. Initially, the Company and others pursued the development of "First Generation" HTS wires and tapes using Bismuth-based materials. The Company and others have incorporated these First Generation conductors into successful prototype products. Despite improvements in these First Generation wires and tapes, we believe that the high cost of raw materials required for First Generation conductors (notably, high-purity silver), the high labor content and certain performance limitations will prevent widespread commercialization.

         More recently, we shifted our focus to "Second Generation" HTS conductors. These conductors are based on less expensive metal alloy substrates (e.g., nickel) and can be manufactured using a far less labor-intensive process than First Generation conductors. Based on these factors, and the superior performance demonstrated by Second Generation conductors, we believe these conductors can reach cost and performance levels necessary for commercialization of electric power devices. Accordingly, in fiscal year 2000, the Company formed a new subsidiary, IGC-SuperPower, LLC, to develop and commercialize electric power devices that utilize HTS materials. IGC-SuperPower intends to incorporate HTS wire products (initially, First- and subsequently, Second-Generation) into electric power devices (see "Principal Products" below) for sale primarily into the electric power utility marketplace.

         We believe that Second Generation HTS conductors can be made in sufficient quantity and length, and with cost and performance attributes that will meet the commercial requirements of the applications we are pursuing. However, we expect that it will take at least three to five years to reach such commercial thresholds. To date, Second Generation HTS conductors have been demonstrated successfully by the Company or other entities only in short lengths on a laboratory scale. There can be no assurance that we will be successful in extending the laboratory results to a manufacturing scale with cost and performance levels adequate for successful commercialization or that end-user utilities will accept the new products we are developing.

B.       Principal Products

         (i)      HTS-Based Electric Power Devices

         Using initially First Generation and, subsequently, Second Generation HTS conductor, the Company intends to develop electric power devices for sale primarily into the electric power utility marketplace. IGC-SuperPower would manufacture and sell HTS components and devices for products such as:

                  (a) HTS Transformer: Conventional copper-wound, oil-filled transformers are heavy, costly and of massive size relative to output. They are also susceptible to fire and explosion and can damage the environment should the oil leak. HTS technology has the potential to enhance operating cost, performance and flexibility while offering reductions in both size and weight. Specifically, HTS transformers would eliminate the fire, explosion and environmental hazard associated with conventional oil-filled transformers, run indefinitely at rated and above rated power without reduction of transformer life, provide more power per unit volume in existing substations, and increase operational electrical efficiency. Initially, HTS will have to compete against conventional copper-based transformer technology to gain acceptance and market share.

                           Together with its partner Waukesha Electric Systems
                  (an operating unit of SPX Corporation), the Company in 1998 successfully developed and tested a 1 MVA HTS transformer prototype using First Generation conductor. The Company and Waukesha are currently developing a 5/10 MVA HTS transformer prototype. The ultimate goal of the program is to develop a 30/60 MVA HTS transformer for the commercial market. The Company has a Product Development Agreement with Waukesha to commercialize HTS transformers.

                  (b) HTS Fault Current Controller: HTS Fault Current Controllers ("FCC") are a new type of device enabled by HTS technology that potentially provide the ability to limit damaging, high-current transients to power station and substation components. By avoiding the damage to equipment created by such surges in power level, electric utilities can defer or eliminate the need for several types of equipment upgrades or replacement, such as additional parallel bus, switchgear, transformers, etc. FCC's can potentially also be used as power valves in the transmission network, allowing loads to be shifted from higher to lower loaded lines, significantly increasing network efficiency.

                           As part of a team lead by General Atomics,
                  Intermagnetics participated in the development of a 15kV class, 1,200A HTS FCC using First Generation HTS conductor. The complete FCC assembly was installed and tested at Southern California Edison in July of 1999. The Company's HTS coils met and exceeded specifications. The FCC system currently is at Los Alamos National Laboratory for insulation upgrading and cooling system modification (we did not supply the insulation design and cooling system). The DOE and Los Alamos National Laboratory indicate that single-phase tests of the FCC system will be completed in calendar year 2001.

                  (c) HTS Transmission Cable: An HTS transmission cable can carry three to five times more power than a conventional copper cable system. This has potential advantages in circumstances where new underground installation is too expensive, the terrain too difficult or where overhead right of way is not available. Given their high current-carrying capacity and other attractive characteristics, HTS cables may open up new alternatives in network design. A superconducting cable would also eliminate environmental concerns because it does not use oil like conventional cables. HTS cables provide increased operating efficiency and could be retrofitted into existing conventional cable ducts allowing for the delivery of more power as well as creating conduit space for telecommunications cable. HTS cables could also provide improved power quality by overriding peak loads and improved operating efficiency through lower line losses.

                           In collaboration with Southwire Company,
                  Intermagnetics provided First Generation HTS conductor for a 30m, 12.5kV, 1,250A HTS power cable that was commissioned in February 2000. This is the first known "real world" demonstration of an HTS cable. The cable currently provides power to three Southwire manufacturing plants.

                           In August, 2001, we announced that IGC-SuperPower
                  will develop and install a First Generation power cable in an urban right-of-way in Albany, New York. Our cable project partners include Niagara Mohawk Power Corporation, an energy services company serving upstate New York and Nexans, a worldwide leader in the cable industry. The New York State Energy Research and Development Authority awarded IGC-SuperPower six million dollars ($6,000,000) for this project, which is expected to be completed in approximately three years. As part of the project, IGC-SuperPower will test Second Generation material by designing, building and testing a small cable core made with this material.

         (ii)     Second Generation HTS Conductor

         As a pre-requisite to developing commercially successful HTS-based electric power devices, we intend to develop, manufacture and sell (both internally and externally) Second Generation HTS conductor. To that end, in March 2000 the Company entered into a three-year collaborative technology transfer agreement (the "LANL/ANL Agreement") with two U.S. Department of Energy national laboratories (the Los Alamos National Laboratory ("LANL") and the Argonne National Laboratory ("ANL")). Under this agreement, LANL and ANL are assisting us in scaling up to commercial manufacturing levels certain promising HTS deposition processes developed by LANL. In May, 2001, we negotiated an exclusive license with LANL to certain HTS technology that we believe will provide a competitive advantage in the manufacture and sale of Second Generation HTS material. We also have exclusive access to technology developed under the technology transfer agreement, and the first right to negotiate an exclusive license within a field of use, for reasonable terms and conditions, to additional inventions made by LANL and ANL under the agreement. The Company will bear approximately half of the estimated $2.5 million development cost and the laboratories will share the other half. In addition, the Company announced in June 2000 the signing of a contract with the U.S. Department of Energy ("DOE Agreement") for the first phase of a three-year, $4.5 million project to commercialize the manufacturing process for Second Generation HTS conductors. This contract will complement the LANL/ANL Agreement. In the DOE Agreement, Intermagnetics and DOE will share the costs of developing the new manufacturing process. The first phase, with costs of approximately $500,000, was completed in March 2001. The Company expects the program to continue for one more two-year phase, bringing total expenditures to about $4.5 million over the term of the program.

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

D.       Competition/Market

         With respect to HTS-based products, the Company anticipates that it will participate principally as a developer and manufacturer of HTS cable, transformer and fault current controller coils, and associated cryogenic refrigeration systems and also as a developer and supplier of Second Generation HTS conductors (i.e., wires/tapes). The Company believes that it can compete effectively by leveraging its experience in superconducting materials and cryogenic refrigeration systems, and its long track record of world-class technical achievements and profitable commercialization of LTS products.

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

         The underlying economics for HTS-based products appear to be attractive. However, potential commercial end-users lack experience with such products in field operations. This, along with the cost of currently existing First Generation HTS materials, has tended to limit the adoption rate, especially in the context of larger, more expensive applications such as those for utility power plants and electric networks. Managers of electric utilities focus on issues of long-term reliability, compatibility and maintenance, and must make investments with a 40-year time horizon. For this reason, only the most forward-looking utilities have begun to test prototype HTS systems. HTS-based products ultimately will need to justify themselves in economic and performance terms before widespread adoption can take place. Before HTS wire or cables can replace conventional conductors available today, the price/performance relationship of HTS must be demonstrated reliably. On the basis of forecasted improved performance in Second Generation HTS conductor, the Company expects to achieve HTS conductor selling prices that will stimulate broad, commercial demand. However, there are many technical hurdles that must be overcome before this goal can be attained and there are no assurances that a market for these products will develop.

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

         Because of the perceived high commercial potential of HTS materials, HTS research is a highly competitive field, and currently involves many commercial and academic institutions around the world that may have more substantial economic and human resources to devote to HTS research and development than the Company. There can be no assurances that the Company will have sufficient resources to bring HTS products to market or that emerging patents will not adversely impact the Company's competitiveness. In addition, there can be no assurance that we will achieve a commercially significant position in this emerging marketplace.

E.       Patents

         We believe that our current patent position, together with our expected ability to obtain licenses from other parties to the extent necessary, will provide us with sufficient access to relevant intellectual property to develop and sell HTS wires and system components consistent with our business plan. However, the patent situation in HTS is unusually complex, and many participants are continuously filing new patents aggressively. Since the discovery of high temperature superconductors in 1986, rapid technical advances have resulted in the filing of a large number of patent applications relating to superconductivity worldwide. Many patents and patent applications overlap and are contested. A protracted interference proceeding in the U.S. regarding the fundamental Second Generation HTS composition (YBCO) recently reached its conclusion in favor of Lucent Technologies Inc. However, a considerable number of intellectual property ownership issues with respect to HTS materials and processes remain contested. A number of patents and patent applications of third parties relate to the Company's current and future products. The Company may need to acquire licenses for those patents, successfully contest the scope or validity of those patents, or design around patented processes or applications.

         We have obtained a non-exclusive license to Lucent Technology's HTS patent portfolio, including a license to the patent application covering YBCO, one of the key raw materials the Company is developing for use in Second Generation HTS conductors. Lucent's YBCO patent application is expected to issue as a U.S. patent. The Company believes that the Lucent patent portfolio has been, or will be, licensed broadly on a non-exclusive basis to other HTS technology participants, including several of the Company's competitors.

         The Company is developing a manufacturing process for Second Generation HTS conductor using the combination of Buffer Layer Deposition and Superconductor Deposition coating processes developed by LANL. We have obtained exclusive licenses to LANL's relevant patents and patent applications in this area and we have the right to obtain a license to technology developed by LANL under our existing technology transfer agreement. The Company believes that it will be able to obtain such licenses on commercially reasonable terms, but there can be no assurance that this will be the case. Other companies that compete with the Company are also developing Second Generation HTS using competing processes. There is no guarantee that the process the Company is developing will be the most commercially viable one.

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

F.       Raw Materials and Inventory

         First Generation conductors currently require relatively high proportions of silver in the manufacturing process. This adds significant expense to the cost of the conductor and is one of the reasons the Company does not believe First Generation conductors will achieve widespread commercial success. IGC-SuperPower expects to order parts and components for demonstration devices based on needs, utilizing multiple sources. For early demonstration prototypes, and prior to the availability of Second Generation material, IGC-SuperPower expects that First Generation HTS conductor will be available from multiple sources. However, the manufacturing of even First Generation material is not yet an established business for the current suppliers, and IGC-SuperPower's ability to procure such materials in adequate quantities and with acceptable prices cannot be assured. IGC-SuperPower anticipates purchasing raw materials that include precursors and nickel alloy tape for scaling up the manufacture of Second Generation conductor. These materials are available from multiple sources. The Company currently does not maintain significant quantities of inventory of any of the supplies used in Second Generation conductor or for its device development needs.

G.       Warranty

         The Energy Technology Segment has not experienced any warranty obligations to date.

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

         A substantial portion of the Company's research and development expenditures has been covered by external funding, principally from the U.S. government. In fiscal 2001, approximately 43% of total research and development activities were paid by such external programs compared to approximately 43% in fiscal years 2000 and 1999, respectively. During fiscal years 2001, 2000 and 1999, product research and development expenses in all segments, including externally funded amounts, were $16,591,000, $11,038,000 and $10,886,000, respectively.

         The Company can experience, in any given year, significant increases or decreases in external funding depending on its success in obtaining funded contracts.


                                   INVESTMENTS


See Note D of the Notes to Consolidated Financial Statements included in response to Item 8 for a description of the Company's investments.


                                    PERSONNEL

         On May 27, 2001, the Company employed 767 people. We have continued to increase our total number of employees and as of July 31, 2001, we employed 822 people.

         Within the MRI segment, the production and maintenance employees of IGC-AS, in Waterbury, Connecticut, are represented by the United Steelworkers of America ("United Steelworkers"). The Company's collective bargaining agreement with the United Steelworkers initially was scheduled to expire on May 30, 2003, but in January 2001, the parties negotiated certain changes to the agreement, including an extension of the contract to May 30, 2005. Within the Instrumentation segment, the production employees at IGC-APD in Allentown, Pennsylvania, are represented by the International Association of Machinists and Aerospace Workers ("IAMAW"). The Company and IAMAW have a three-year collective bargaining agreement that expires on August 22, 2003.

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


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         As of the date of this report, the executive officers of the Company were:

Name                                        Position                                             Age
----                                        --------                                             ---
Glenn H. Epstein                            President and Chief Executive Officer                43


Michael C. Zeigler                          Senior Vice President - Finance and                  55
                                            Chief Financial Officer

Leo Blecher                                 Vice President and General Manager --                55
                                            IGC-Magnet Business Group

David Dedman                                Vice President and General Manager --                47
                                            IGC-APD Cryogenics Inc.
                                            and IGC-Polycold Systems Inc.

Ian L. Pykett                               Chief Technology Officer                             48

Richard J. Stevens                          Vice President and General Manager --                59
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

         Michael C. Zeigler was appointed Chief Financial Officer of the Company in June, 1987. Prior to that, he served as the Company's Controller from June 1985 through June 1987. In fiscal year 2001, Mr. Zeigler announced that he is planning to retire.

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


ITEM 2.           PROPERTIES

         The Company's corporate offices and IGC-MBG offices and manufacturing facility are located in approximately 146,000 square feet of space located in Latham, New York (the "Latham Facility"). The Company owns the Latham Facility, which is subject to a mortgage. (See Note E of the Notes to Consolidated Financial Statements included in response to Item 8 hereto.)

         In fiscal year 1999, the Company entered into a lease agreement for up to approximately 65,000 square feet of office and manufacturing space in nearby Schenectady, New York. At the beginning of fiscal year 2001, IGC-SuperPower occupied approximately 33,000 square feet of that space. In the last quarter of the fiscal year, it expanded into the remaining 32,000 square feet. The facility contains both offices and manufacturing space. The lease has a 20 year term ending in October 2019.

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

         IGC-APD operates out of a building, which it owns, in Allentown, Pennsylvania totaling approximately 56,550 square feet. See Note E of the Notes to Consolidated Financial Statements included in response to Item 8 hereto for a description of IGC-APD's obligations under revenue bonds issued in connection with the purchase of this building.

         IGC-MAI leases approximately 21,200 square feet in a multi-tenant building located in the Milwaukee County Research Park's Technology Innovation Center (the "Research Park"). Approximately 9,000 square feet are used for office space with the remaining space dedicated to lab, assembly, shipping and material storage. The lease expires in August 2002, and may be renewed for a successive one-year term. IGC-MAI is studying the possibility of building, or moving to, a new facility.

         IGC-Polycold Systems Inc. leases approximately 27,900 square feet of manufacturing and office space in three buildings located in San Rafael, California. The lease for one building expires in October 2001. Leases for the two other buildings expire in 2002. IGC-Polycold believes that additional space will be needed to meet its needs and anticipates that it will lease a new facility in fiscal year 2002.

         The Company believes its current facilities, and facilities it anticipates it will lease, are adequate and suitable for its current and near-term needs.


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

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         During fiscal year 2001, the Company's Common Stock was traded on the American Stock Exchange under the symbol IMG. The high and low sales prices of the Common Stock for each quarterly period for the last two fiscal years, based on quoted market prices, are shown below.


                                                        Closing Prices(1)
                                                        -----------------
Fiscal Year 2000                                     High               Low
----------------                                     ----               ---
Quarter Ended August 29, 1999                      $ 7.6147           $5.3539
Quarter Ended November 28, 1999                      6.7818            5.2946
Quarter Ended February 27, 2000                     19.0962            5.8300
Quarter Ended May 28, 2000                          32.6002            9.6374

Fiscal Year 2001
----------------
Quarter Ended August  27, 2000                      19.2747           10.5892
Quarter Ended November 26, 2000                     29.1667           16.6054
Quarter Ended February 25, 2001                     25.4289           13.2353
Quarter Ended May 27, 2001                          29.1667           19.5980

________________________

(1) The closing prices have been adjusted to reflect a three percent stock dividend distributed on August 25, 2000, to stockholders of record on August 4, 2000, and a two percent stock dividend to be distributed on August 31, 2001 to shareholders of record on August 14, 2001.

         On July 11, 2001, the Company's stock began trading on the Nasdaq National Market under the ticker symbol IMGC. There were approximately 1,500 holders of record of Common Stock as of August 14, 2001. The Company has not paid cash dividends in the past ten years, and it does not anticipate that it will pay cash dividends or adopt a cash dividend policy in the near future. On July 26, 2001, the Company announced that after August 2001, it was discontinuing its policy of granting annual stock dividends. Under the Company's bank agreements, prior bank approval is required for cash dividends in excess of the Company's net income for the year to which the dividend pertains.

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

                                                           (Dollars in Thousands Except Per Share Amounts)
                                                  -----------------------------------------------------------------
For the Fiscal Year Ended           May 27, 2001    May 28, 2000      May 30, 1999    May 31, 1998     May 25, 1997
                                    ------------    ------------      ------------    ------------     ------------
Net sales                               $138,157        $112,772          $102,871         $95,894          $87,052
Gross Margin                              58,528          40,766            32,739          35,685           26,200

Income (loss) before                      18,026          10,506            (8,241)          4,744            4,035
  Income taxes

Net income (loss)                         11,067           6,452            (7,029)          2,753            2,615
Per common share:
   Basic                                    0.72            0.48             (0.54)           0.21             0.21

   Diluted                                  0.67            0.45             (0.54)           0.20             0.20

At End of Fiscal Year                       2001            2000              1999            1998             1997
                                            ----            ----              ----            ----             ----

Working capital                          $60,370         $44,816           $34,389        $45, 493          $49,346
Total assets                             152,158         127,977           125,458         127,776          115,889
Long-term debt
 (net of current maturities)               6,185          26,524            26,631          28,833           29,105
Accumulated deficit                       (4,590)         (6,159)           (8,061)         (1,081)          (1,643)
Shareholders' equity                     115,015          78,463            72,173          83,801           73,087

----------------------
(a) Income (loss) per common share has been computed during each period based on the weighted average number of shares of Common Stock outstanding plus dilutive potential common shares (where applicable).

(b) The Company did not pay a cash dividend on its Common Stock during any of the periods indicated.

(c) Net income (loss) per common share has been restated to give effect to the 2% stock dividend distributed in August 2001, 3% stock dividend distributed in August 2000, and 2% stock dividend distributed in September 1998, September 1997 and August 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this annual report which are not historical fact are "forward-looking statements" that involve various important assumptions, risks, uncertainties and other factors which could cause the Company's actual results for fiscal year 2002 and beyond to differ materially from those expressed in such forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth herein, as well as other assumptions, risks, uncertainties and factors disclosed elsewhere in this report and in the Company's press releases, shareholders' reports and filings with the Securities and Exchange Commission.

COMPANY OVERVIEW

         Intermagnetics General Corporation ("we" or the "Company") operates in three reportable segments: Magnetic Resonance Imaging ("MRI"), Instrumentation, and Energy Technology. The MRI segment consists primarily of the manufacture and sale of magnets (by the IGC-Magnet Business Group), radio frequency coils (by IGC-Medical Advances, Inc), and low-temperature superconducting wire (by IGC-Advanced Superconductors, also known as IGC-AS), all of which are used principally in the medical diagnostic imaging market. The Instrumentation segment consists of refrigeration equipment produced by two subsidiaries, IGC-APD Cryogenics Inc. (IGC-APD) and IGC-Polycold Systems Inc. (IGC-Polycold), used primarily in ultra-high vacuum applications, industrial coatings, analytical instrumentation, medical diagnostics and semiconductor processing and testing. The Energy Technology segment, operated through IGC SuperPower LLC, a wholly-owned entity, is developing second generation, high-temperature superconducting materials that we expect to use in devices designed to enhance capacity, reliability and quality of transmission and distribution of electrical power. The Company operates on a 52/53 week fiscal year ending the last Sunday in May.

         During fiscal 2000, the Company decided to exit its refrigerant business, because the business did not fit the Company's strategic direction, and developed an exit plan. Under this plan, which was expected to be completed within 15 months, the Company terminated all but two employees and continued the business through a master distributor while attempting to find a buyer for the business. As a result of this exit plan, we recorded a restructuring charge of $2 million, including $1.8 million of inventory write-offs during fiscal 2000. During fiscal 2001, we sold the remaining assets for approximately $1.8 million and recorded a recovery of the restructuring charge of approximately $1.3 million.

         In fiscal 1999, we discontinued our Field Effects division which had been engaged in the manufacture and sale of clinical MRI systems. We recorded a total restructuring charge of $4.7 million, including inventory write-offs of $1.8 million in connection with the closure, of which approximately $0.4 million was recovered in fiscal 2000.

         In fiscal 2000, the Company reported its operations in four segments:
Electromagnetics, Low-Temperature Superconductors, Refrigeration, and Energy Technology. The change in the current year reflects our continued focus on commercial market applications of core technology. The resulting reporting segments are intended to relate to the primary markets which each serve, rather than the technologies that give rise to individual products. Prior year segment data has been reclassified to conform with current year presentation.

         As of May 30, 1999, the Company completed an agreement with Alstom, SA ("Alstom") to terminate the parties' joint venture, Alstom Intermagnetics ("AISA"), which previously manufactured MRI magnet systems under a license from the Company. As part of the agreement, AISA's magnet production has been transferred to our factory in Latham, New York. We paid Alstom about $9 million for certain assets, most of which represented intangible assets, including production rights. The cost of the intangible assets is being amortized over the remaining term of AISA's license.

RESULTS OF OPERATIONS

         For the year ended May 27, 2001, sales increased by 22.5%, to $138.2 million, compared with an increase of 9.6% for the preceding year.

         Sales of the MRI segment increased by $16.4 million, or 21.2%, led by a $17.0 million, or 30.2% increase in sales of magnet systems due to continued strong demand by the Company's major customer and the transfer of magnet production from AISA for the entire year, versus only a partial year in fiscal 2000. Sales of RF coils increased by $2.2 million, or 20.0%, offsetting a decline experienced last year. These increases more than offset a decline of $2.8 million (26.9%) in sales of low-temperature superconducting wire to external customers, as more of the total wire production was devoted to internal needs. In the prior year, segment sales were up about $8.5 million, or about 12%, with an increase in magnet system sales resulting from higher demand and the additional volume resulting from the purchase of AISA's production rights being offset by declines in RF coil and superconducting wire sales of $2.0 million and $1.8 million, respectively.

         Sales of Instrumentation products increased by $9.0 million, or 26.9%, due to a large increase in demand for the Company's refrigeration equipment for use in areas such as optical filters used to increase capacity of the data transmitted on fiber optic cable networks. This was partially offset by a decline in the sale of refrigerants of $3.8 million, or 75.1%, due to the previously discussed decision to exit the refrigerant business.

         Sales in the Energy Technology segment were essentially unchanged at $1.6 million, after declining in the previous year by over $1.0 million, due to the Company's decision to de-emphasize first generation conductors. The Company believes, in general, that first generation conductors (consisting of ceramic compounds in a silver matrix) will be unable to achieve cost and performance targets necessary to make devices produced with this material economically feasible. Accordingly, we refocused our efforts on conductors in which the superconducting compounds are deposited on a lower-cost substrate. While they have not yet resulted in increased sales, we have developed important relationships and cooperative agreements for the pursuit of this approach, and we continue to seek additional partners to assist in the development and marketing of these products.

         Excluding the effects of inventory written off in restructurings in fiscal 2000 and recoveries in fiscal 2001, gross margins increased to $57.2 million, or 41.4% of sales, from $42.2 million, or 37.4% last year. This increase is due principally to the large increase in sales, coupled with an improved mix of sales in both RF coils and instrumentation. In addition, the substantial reduction in refrigerant sales resulting from the previously described decision to exit that business helped improve gross margins as these were low-margin sales. In the previous year, margins, before the effect of inventory written off in restructurings, increased to $42.2 million, or 37.4% of sales, from $34.6 million, or 33.6%, due mainly to the substantial increase in magnet system sales, as well as the effect of operational improvements in the Instrumentation segment.

         Product research and development increased by 52.1% to $9.5 million,
from $6.3 million last year.   Substantially all of the increase was due to:

      1. Programs to develop new magnet systems for MRI applications, notably a new 3.0T magnet system, which we expect to begin to produce incremental sales in our next fiscal year;

      2. Programs to develop new refrigeration applications to broaden the Instrumentation product line; and,

      3. A substantial increase in our HTS activities in the Energy Technology segment. In contrast to the previous two areas, these expenditures are longer-term in nature and not expected to result in meaningful product sales for several years.

         In the prior year, research and development expenses had been essentially unchanged from the year before.

         Marketing, general and administrative expenses increased by about $4.2 million, or 18.0%. In addition to a substantial increase in the level of expenditures devoted to the Energy Technology segment, we also had higher compensation costs due to both increased staff levels and higher incentive compensation due to the improved overall performance. In addition, we had higher consulting and stock-based compensation costs and pension plan termination costs. In fiscal 2000, these expenses increased by about 7.6% due largely to settlement of a claim by a former distributor and associated legal costs, and the fact that expenses in fiscal 1999 were reduced by a one-time pension curtailment gain.

         Amortization of intangible assets increased by about $1.1 million in the current year due to a full year of amortization of the intangible assets acquired in connection with the termination of our AISA joint venture. We intend to adopt the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which we expect to result in a reduction of amortization of goodwill recognized in connection with our acquisitions of IGC-Polycold Inc. and IGC-Medical Advances Inc. of about $1.3 million in our next fiscal year.

         Operating income more than doubled to $18.6 million in the current year due primarily to the much higher level of sales and gross margins.

         In the prior year, we recorded our portion of the loss of an investment that we accounted for using the equity method of accounting for the period that our ownership interest exceeded 20%. During fiscal 2000, our ownership was diluted below 20%, and, accordingly, we ceased applying the equity method. Also, in the prior year, we recorded a recovery of a portion ($1.6 million) of a fiscal 1999 provision for guarantees of indebtedness of a UK company in which we had an investment. The investment had also been written off in fiscal 1999, and in fiscal 2000, proceeds from the company's liquidation reduced our obligation under the guarantee.

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and capital gains during the periods in which those temporary differences become deductible. Management considers projected future taxable income, the character of such income and tax planning strategies in making this assessment. The Company had Federal taxable income (loss) of approximately $13,500,000 in fiscal 2001, $6,500,000 in fiscal 2000, and ($3,250,000) in fiscal 1999. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of the remaining deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

         Looking forward, we expect to continue to increase our investment in Energy Technology in order to be ready when the market for these products begins to develop, which we believe will be about the middle of the decade. In spite of this increased investment, we expect earnings to increase in the current fiscal year as the result of an anticipated 17-18% growth in sales. A portion of this growth is expected to come from sales of high (3.0T) field magnet systems developed in the last fiscal year. These expectations are based on the following assumptions, among others:

         o    The market for MRI systems continues to grow;
         o We are able to continue the growth experienced last year in RF coils;
         o    Current order trends for MRI magnets continue;
         o The slowing economy doesn't cause a major pullback in Instrumentation orders; and,
         o We are able to maintain gross margins through continued production cost reductions.

LIQUIDITY AND CAPITAL COMMITMENTS

         We generated approximately $18 million in cash from operating activities. We were able to achieve this in spite of a substantial increase in inventories. The inventory increases include a large investment in finished magnets and increases in wire and other components used in magnet manufacture to support rapid growth by our major customer, and inventory in support of an approximately $18 million contract to supply low-temperature superconducting cable for the Large Hadron Collider being built in Europe. We also generated $3.5 million from net financing activities, as a result of $4.7 million received for exercise of stock options. We used $6.1 million of this cash on investing activities, principally purchases of property, plant and equipment ($5.2 million) and purchase of patent rights ($1.1 million). We had a net increase in our cash position of $15.1 million, bringing our cash balance to $27.7 million.

         See the consolidated statement of cash flows, located elsewhere in this report, for further details on sources and uses of cash.

         During the year, the final $18.9 million of our 5 3/4% convertible subordinated debentures were converted into 1,369,217 shares of our Common Stock at $13.584 per share. Additionally, we issued 80,988 shares of Common Stock valued at an average of $19.200 per share to induce early conversion and in lieu of all accrued interest.

         Our capital and resource commitments at August 14, 2001 consisted of capital equipment commitments of $304,000.

         We have a $27 million unsecured line of credit with two banks. Borrowings under the line bear interest at the London Interbank Offered Rate (LIBOR) plus 0.5% or prime less 0.5% at our option. The line expires in November 2002. We have received commitments from three banks to increase the line to $50 million on similar terms, and extend its expiration to 2004.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 7, 2000, Intermagnetics General Corporation (the "Company") engaged PricewaterhouseCoopers LLP to replace KPMG LLP as the Company's independent auditors. The Company filed a report on Form 8-K with the Securities and Exchange Commission with respect to this matter.



                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors called for by Item 10 of Form 10-K will be set forth under the heading "Election of Directors" in the Company's definitive proxy statement relating to the 2001 Annual Meeting of Shareholders (the "Proxy Statement"), and is hereby incorporated herein by reference.

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

1.       Financial Statements

         Report of Independent Accountants

         Independent Auditors' Report

         Consolidated Balance Sheets as of May 27, 2001 and May 28, 2000

         Consolidated Statements of Operations for fiscal years ended May 27, 2001, May 28, 2000 and May 30, 1999

         Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) for fiscal years ended May 27, 2001, May 28, 2000 and May 30, 1999

         Consolidated Statements of Cash Flows for the fiscal years ended May 27, 2001, May 28, 2000 and May 30, 1999

         Notes to Consolidated Financial Statements

2.       Financial Statement Schedule

         II       Valuation and Qualifying Accounts

         All other schedules are not required or are inapplicable and, therefore, have been omitted.

3.       Exhibits

Articles of Incorporation and By-laws

         3.1         Restated Certificate of Incorporation (11) (Exhibit 3)

         3.2         By-laws, as amended (11) (Exhibit 3.2)

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

         4.5 Fourth Amendment dated as of March 31, 2000 to the Second Amended and Restated Loan Agreement dated as of October 23, 1997, among Intermagnetics General Corporation, IGC APD Cryogenics Inc. Magstream Corporation, IGC Medical Advances Inc., Intercool Energy Corporation, and IGC Polycold Systems Inc., First Union National Bank (successor by merger to CoreStates Bank, N.A.), and The Chase Manhattan Bank (12)

Material Contracts

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

+        10.8        Employment Agreement dated April 20, 1998 between
                     Intermagnetics General Corporation and Carl H. Rosner (11)
                     (Exhibit 10.1)

+        10.9        Employment Agreement dated June 1, 1999 between
                     Intermagnetics General Corporation and Glenn H. Epstein (3)
                     (Exhibit 10.9)

+        10.10       Enhanced Benefit Plan (12) (Exhibit 10.10)

         10.11       Executive Stock Purchase Plan (12) (Exhibit 10.11)

         10.12 Share Purchase Agreement, dated January 23, 1992, by and between Ultralife Batteries, Inc. and Intermagnetics General Corporation (6) (Exhibit 10.1)

         10.13 Patent License Agreement dated June 30, 2000 between Intermagnetics General Corporation and Lucent Technologies GRL Corporation (13) (Exhibit 10.2)

+        10.14       2000 Stock Option and Stock Award Plan (14) (Appendix A)


Subsidiaries of the registrant

*        21          Subsidiaries of the Company

Consents of experts and counsel

*        23          Consent of KPMG LLP with respect to the Registration
                     Statements Numbers 2-80041, 2-94701, 33-2517, 33-12762,
                     33-12763, 33-38145, 33-44693, 33-50598, 33-55092, 33-72160,
                     333-10553, 333-42163, 333-75269 and 333-64822 on Form S-8.

*        24          Consent of PricewaterhouseCoopers LLP with respect to the
                     Registration Statements Numbers 2-80041, 2-94701, 33-2517,
                     33-12762, 33-12763, 33-38145, 33-44693, 33-50598,
                     33-55092, 33- 72160, 333-10553, 333-42163, 333-75269 and
                     333-64822 on Form S-8.

-------------------------------------------------

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

         (11) Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1998.

         (12) Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 28, 2000.

         (13) Exhibit incorporated herein by reference to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended August 27, 2000.

         (14) Exhibit incorporated herein by reference to the Proxy Statement dated September 25, 2000 for the 2000 Annual Meeting of Shareholders.


* Filed with the Annual Report on Form 10-K for the fiscal year ended May 27, 2001.

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

                                        INTERMAGNETICS GENERAL CORPORATION


Date: August 27, 2001
                                 By:  /s/ Glenn H. Epstein
                                     -----------------------------------------
                                          Glenn H. Epstein
                                          President and Chief Executive Officer


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


Name                                        Capacity                                    Date
----------------------------------------------------------------------------------------------------------
/s/ Glenn H. Epstein                        President and                               August 27, 2001
---------------------------                 Chief Executive Officer
   Glenn H. Epstein                         (principal executive
                                            officer) and Director



/s/ Michael C. Zeigler                      Senior Vice President-                      August 27, 2001
---------------------------                 Finance; Chief Financial
   Michael C. Zeigler                       Officer (principal financial
                                            and accounting officer)



/s/ Carl H. Rosner                          Chairman of the Board                       August 27, 2001
---------------------------                 of Directors
   Carl H. Rosner



/s/ John M. Albertine                       Director                                    August 27, 2001
---------------------------
   John M. Albertine



/s/ James S. Hyde                           Director                                    August 27, 2001
---------------------------
   James S. Hyde


/s/ Thomas L. Kempner                       Director                                    August 27, 2001
---------------------
   Thomas L. Kempner


/s/ Stuart A. Shikiar                       Director                                    August 27, 2001
---------------------------
   Stuart A. Shikiar


/s/ Sheldon Weinig                          Director                                    August 27, 2001
---------------------------
   Sheldon Weinig



                             1. Financial Statements

Report of Independent Accountants


To the Board of Directors and Shareholders of Intermagnetics General Corporation:


In our opinion, the 2001 and 2000 consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Intermagnetics General Corporation and its subsidiaries at May 27, 2001 and May 28, 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 2001 and 2000 financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP
Albany, New York
July 17, 2001

                          Independent Auditors' Report


The Board of Directors and Shareholders
Intermagnetics General Corporation:


We have audited the consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows of Intermagnetics General Corporation and subsidiaries for the year ended May 30, 1999. In connection with our audit of these consolidated financial statements, we also have audited the financial statement schedule for the year ended May 30, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Intermagnetics General Corporation and subsidiaries for the year ended May 30, 1999, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                               /s/ KPMG LLP
                                               ---------------------------------
Albany, New York
July 16, 1999


CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)
                                                                                       May 27,               May 28,
                                                                                        2001                  2000
                                                                                  -----------------     -----------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                               $ 27,675              $ 12,527
  Trade accounts receivable, less allowance
    (May 27, 2001 - $496; May 28, 2000 - $478)                                              21,615                21,319
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                                          642                 1,525
  Inventories:
    Consigned products                                                                       7,176                 1,076
    Finished products                                                                        2,142                   524
    Work in process                                                                         12,768                10,174
    Materials and supplies                                                                  12,337                 9,436
                                                                                  -----------------     -----------------
                                                                                            34,423                21,210

  Deferred income taxes                                                                      3,362                 6,187
  Prepaid expenses and other                                                                 1,228                 1,442
                                                                                  -----------------     -----------------
    TOTAL CURRENT ASSETS                                                                    88,945                64,210

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                                      1,479                 1,479
  Buildings and improvements                                                                18,243                16,639
  Machinery and equipment                                                                   41,604                39,470
  Leasehold improvements                                                                       923                   910
                                                                                  -----------------     -----------------
                                                                                            62,249                58,498
  Less allowances for depreciation and amortization                                         37,787                35,342
                                                                                  -----------------     -----------------
                                                                                            24,462                23,156
  Equipment in process of construction                                                       2,801                 3,110
                                                                                  -----------------     -----------------
                                                                                            27,263                26,266

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                                              6,145                 6,806
  Other investments                                                                          3,500                 4,544
  Excess of cost over net assets acquired, less accumulated
    amortization (May 27, 2001 - $5,365; May 28, 2000 - $4,017)                             14,918                16,270
  Other intangibles, less accumulated amortization
     (May 27, 2001- $2,409; May 28, 2000 - $663)                                             9,524                 8,087
  Other assets                                                                               1,863                 1,794
                                                                                  -----------------     -----------------

    TOTAL ASSETS                                                                         $ 152,158             $ 127,977
                                                                                  =================     =================



                                                                                       May 27,               May 28,
                                                                                        2001                  2000
                                                                                  -----------------     -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                                       $  2,445              $  1,428
  Accounts payable                                                                          10,749                 7,121
  Salaries, wages and related items                                                          5,777                 2,988
  Accrual for compensated absences                                                           1,063                 1,014
  Customer advances and deposits                                                             2,054                 1,753
  Product warranty reserve                                                                   1,474                 2,059
  Accrued income taxes                                                                       2,143                 1,220
  Other liabilities and accrued expenses                                                     2,870                 1,811
                                                                                  -----------------     -----------------
    TOTAL CURRENT  LIABILITIES                                                              28,575                19,394

LONG-TERM DEBT, less current portion                                                         6,185                26,524
DEFERRED INCOME TAXES                                                                        2,383                 3,596

Commitments and Contingencies -- Note J

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - May 27, 2001 - None;
      May 28, 2000 - None
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      May 27, 2001 - 16,707,223 shares;
      May 28, 2000 - 14,714,428 shares;                                                      1,671                 1,471
  Additional paid-in capital                                                               127,305                90,914
  Notes receivable from employees                                                           (1,501)               (1,666)
  Accumulated deficit                                                                       (4,590)               (6,159)
  Accumulated other comprehensive loss                                                      (2,047)                 (276)
                                                                                  -----------------     -----------------
                                                                                           120,836                84,284
  Less cost of Common Stock in treasury
    May 27, 2001 and May 28, 2000 - 661,282 shares                                          (5,821)               (5,821)
                                                                                  -----------------     -----------------
                                                                                           115,015                78,463
                                                                                  -----------------     -----------------


    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $152,158              $127,977
                                                                                  =================     =================


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)
                                                                                           Fiscal Year Ended
                                                                       ----------------------------------------------------------
                                                                            May 27,             May 28,              May 30,
                                                                             2001                2000                 1999
                                                                       -----------------   -----------------    -----------------
Net sales                                                                      $138,157            $112,772             $102,871
Cost of products sold                                                            80,990              70,616               68,312
Inventory (recovered) written off in restructuring                               (1,361)              1,390                1,820
                                                                       -----------------   -----------------    -----------------
Total cost of products sold                                                      79,629              72,006               70,132
                                                                       -----------------   -----------------    -----------------

Gross margin                                                                     58,528              40,766               32,739

Product research and development                                                  9,541               6,271                6,220
Marketing, general and administrative                                            27,255              23,107               21,472
Amortization of intangible assets                                                 3,094               2,011                1,348
Restructuring charges, net of recoveries                                                                 80                2,919
                                                                       -----------------   -----------------    -----------------
                                                                                 39,890              31,469               31,959
                                                                       -----------------   -----------------    -----------------

Operating income                                                                 18,638               9,297                  780
Interest and other income                                                         1,374               1,790                1,942
Interest and other expense                                                       (1,986)             (1,965)              (2,172)
Recovery (write off) of investment in unconsolidated affiliate                                        1,620               (7,300)
Equity in net loss of unconsolidated affiliates                                                        (236)              (1,491)
                                                                       -----------------   -----------------    -----------------
  Income (loss) before income taxes                                              18,026              10,506               (8,241)
Provision for income taxes (benefit)                                              6,959               4,054               (1,212)
                                                                       -----------------   -----------------    -----------------

NET INCOME (LOSS)                                                             $  11,067            $  6,452             $ (7,029)
                                                                       =================   =================    =================

Net Income (loss) per Common Share:
  Basic                                                                           $0.72               $0.48               $(0.54)
                                                                       =================   =================    =================
  Diluted                                                                         $0.67               $0.45               $(0.54)
                                                                       =================   =================    =================



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
INTERMAGNETICS GENERAL CORPORATION
Fiscal Years Ended May 27, 2001, May 28, 2000, May 30, 1999
(Dollars in Thousands)
                                                                                                                     Accumulated
                                                                                  Additional                            Other
                                                                   Common          Paid-in          Accumulated      Comprehensive
                                                                    Stock          Capital            Deficit        Income (Loss)
                                                                 ------------   ---------------   -------------    -----------------

Balances at May 31, 1998                                              $1,334           $81,008         $(1,081)               $496

Comprehensive income:
   Net loss                                                                                             (7,029)
   Unrealized loss on available for
      sale securities, net                                                                                                  (1,358)
   Unrealized gain on foreign currency
      translation                                                                                                              194

         Total comprehensive loss

Tax benefit from exercise of stock options                                                 185
Issuance of  207,279 shares of Common Stock,
  including receipt of 69,015 shares of
  Treasury Stock, upon exercise of stock
  options and sale of 9,183 shares to IGC Savings Trust                   19               969
Stock dividend adjustment of  9,115 shares and
  payments for fractional shares                                          (1)              (48)             49
Stock based compensation                                                                    61
Purchase of 530,500 shares of Treasury Stock

                                                                 ------------   ---------------   -------------    ----------------

Balances at May 30, 1999                                               1,352            82,175          (8,061)               (668)
Comprehensive income:
   Net Income                                                                                            6,452
   Unrealized gain on available for
      sale securities, net                                                                                                     874
   Unrealized loss on foreign currency
      translation                                                                                                             (482)

         Total comprehensive income

Tax benefit from exercise of stock options                                                  84
Issuance of 440,160 shares of Common Stock,
  including receipt of 24,345 shares of
  Treasury Stock and recognition of $386,000 of
  compensation expense, upon exercise of stock options
  and sale of  32,865 shares to IGC Savings Trust                         42             4,158
Issuance of  64,113 shares upon conversion of debentures                   6               865
Issuance of 631,128 Treasury shares upon conversion of
    Series A Preferred Stock.                                                             (885)
Stock based compensation                                                                    37
Purchase of 114,000 shares of Treasury Stock
Notes recievable from employees for purchase of
    Common Stock.
Stock dividend                                                            71             4,480          (4,550)
                                                                 ------------   ---------------   -------------    ----------------

Balances at May 28, 2000                                               1,471            90,914          (6,159)               (276)

Comprehensive income:
   Net Income                                                                                           11,067
   Unrealized loss on available for
      sale securities                                                                                                       (1,527)
   Unrealized loss on foreign currency
      translation                                                                                                             (244)

         Total comprehensive income

Repayment of note receivable from employees
Tax benefit from exercise of stock options                                                 586
Issuance of 527,290 shares of Common Stock, upon exercise
  of stock options and sale of  6,400 shares to IGC Savings
  Trust                                                                   53             4,667
Issuance of 15,300 shares of Common Stock and other
  stock based compensation                                                 2               538
Issuance of 1,450,205 shares of Common Stock upon
  conversion of debentures and write-off of deferred
  financing costs.                                                       142            20,019
Issuance of warrants to acquire 105,600 shares of Common Stock                           1,097
Stock dividend adjustment including payment in lieu of
  fractional shares                                                                        (11)
Stock dividend                                                             3             9,495          (9,498)
                                                                 ------------   ---------------   -------------    ----------------

Balances at May 27, 2001                                              $1,671          $127,305         ($4,590)            ($2,047)
                                                                 ============   ===============   =============    ================

[RESTUB]


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
INTERMAGNETICS GENERAL CORPORATION
Fiscal Years Ended May 27, 2001, May 28, 2000, May 30, 1999
(Dollars in Thousands)

                                                                                      Notes
                                                                  Treasury          Receivable      Comprehensive
                                                                    Stock         from Employees     Income (Loss)
                                                                -------------   -------------------------------------

Balances at May 31, 1998                                             $(4,955)

Comprehensive income:
   Net loss                                                                                                  $(7,029)
   Unrealized loss on available for
      sale securities, net                                                                                    (1,358)
   Unrealized gain on foreign currency
      translation                                                                                                194
                                                                                                   ------------------
         Total comprehensive loss                                                                            $(8,193)
                                                                                                   ==================
Tax benefit from exercise of stock options
Issuance of  207,279 shares of Common Stock,
  including receipt of 69,015 shares of
  Treasury Stock, upon exercise of stock
  options and sale of 9,183 shares to IGC Savings Trust                 (623)
Stock dividend adjustment of  9,115 shares and
  payments for fractional shares
Stock based compensation
Purchase of 530,500 shares of Treasury Stock                          (4,046)

                                                                  -----------   ----------------

Balances at May 30, 1999                                              (9,624)
Comprehensive income:
   Net Income                                                                                               $  6,452
   Unrealized gain on available for
      sale securities, net                                                                                       874
   Unrealized loss on foreign currency
      translation                                                                                               (482)
                                                                                                   ------------------
         Total comprehensive income                                                                          $  6,844
                                                                                                   ==================
Tax benefit from exercise of stock options
Issuance of 440,160 shares of Common Stock,
  including receipt of 24,345 shares of
  Treasury Stock and recognition of $386,000 of
  compensation expense, upon exercise of stock options                  (643)
  and sale of  32,865 shares to IGC Savings Trust
Issuance of  64,113 shares upon conversion of debentures.
Issuance of 631,128 Treasury shares upon conversion of
    Series A Preferred Stock.                                          5,011
Stock based compensation                                                 162
Purchase of 114,000 shares of Treasury Stock                            (727)
Notes recievable from employees for purchase of
    Common Stock.                                                                        (1,666)
Stock dividend
                                                                  -----------   ----------------

Balances at May 28, 2000                                              (5,821)            (1,666)

Comprehensive income:
   Net Income                                                                                              $  11,067
   Unrealized loss on available for
      sale securities                                                                                         (1,527)
   Unrealized loss on foreign currency
      translation                                                                                               (244)
                                                                                                   ------------------
         Total comprehensive income                                                                         $  9,296
                                                                                                   ==================
Repayment of note receivable from employees                                                 165
Tax benefit from exercise of stock options
Issuance of 527,290 shares of Common Stock, upon exercise
  of stock options and sale of  6,400 shares to IGC Savings
  Trust
Issuance of 15,300 shares of Common Stock and other
  stock based compensation
Issuance of 1,450,205 shares of Common Stock upon
  conversion of debentures and write-off of deferred
  financing costs.
Issuance of warrants to acquire 105,600 shares of Common Stock
Stock dividend adjustment including payment in lieu of
  fractional shares
Stock dividend
                                                                  -----------   ----------------

Balances at May 27, 2001                                             ($5,821)           ($1,501)
                                                                  ===========   ================


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)
                                                                                                  Fiscal Year Ended
                                                                                ----------------------------------------------------
                                                                                      May 27,          May 28,           May 30,
                                                                                       2001             2000              1999
                                                                                ----------------- ------------------ ---------------
OPERATING ACTIVITIES
Net income (loss)                                                                      $11,067          $6,452          $(7,029)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                        7,086           6,380            5,636
    Proceeds from the sale of assets                                                     1,812
    Non-cash restructuring charges                                                                       2,000            4,739
    (Recovery) write off of investment in unconsolidated affiliate                                      (1,341)           7,300
    Gain on debt redemption                                                                                                (275)
    Premium on debt conversion                                                           1,037
    Provision for deferred taxes                                                         1,790             708              227
    Equity in net loss of unconsolidated affiliates including amortization                                 236            1,491
    Loss on sale and disposal of assets                                                     21             248              306
    Gain on sale of available for sale securties                                                          (615)
    Gain on sale of joint venture                                                                                          (300)
    Stock based compensation                                                               470             460               61
    Change in operating assets and liabilities, net of effects of restructuring:
      (Increase) decrease in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                           587           1,719           (4,858)
      (Increase) decrease in inventories and prepaid expenses and other                (14,831)          5,875            2,583
      Increase (decrease) in accounts payable and accrued expenses                       8,999           2,851           (1,362)
                                                                                ---------------  --------------    -------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                            18,038          24,973            8,519

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                              (5,192)         (5,287)          (3,139)
Proceeds from sale of equipment                                                            174                               51
Proceeds from sale of available for sale securties                                                       1,369
AISA termination payments                                                                               (4,750)          (4,250)
Payments on financial guarantee, net                                                                      (623)
Purchase of patent rights                                                               (1,085)
Purchase of other investments                                                                                            (1,043)
Investment in and advances to unconsolidated affiliates                                                                  (1,015)
Repayment of advances by unconsolidated affiliate                                                                           611
Decrease in other assets                                                                                                     41
                                                                                ---------------  --------------    -------------
    NET CASH USED IN INVESTING ACTIVITIES                                               (6,103)         (9,291)          (8,744)

FINANCING ACTIVITIES
Net proceeds from (repayment of) short-term borrowings                                                  (4,850)           4,850
Repayments from (loans to) employees                                                       165          (1,666)
Early debt redemption                                                                                                    (1,550)
Redemption of Preferred Stock                                                                             (682)
Purchase of Treasury Stock                                                                                (727)          (4,046)
Proceeds from sales of Common Stock                                                      4,720           3,286              365
Principal payments on note payable and long-term debt                                   (1,428)           (317)            (298)
                                                                                ---------------  --------------    -------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  3,457          (4,956)            (679)

EFFECT OF EXCHANGE RATES ON CASH                                                          (244)           (482)             194
                                                                                ---------------  --------------    -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        15,148          10,244             (710)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        12,527           2,283            2,993
                                                                                ---------------  --------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 27,675        $ 12,527          $ 2,283
                                                                                ===============  ==============    =============

SUPPLEMENTAL  SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Issuance of Warrants to purchase Common Stock                                          $ 1,097
                                                                                ===============

Issuance of Note Payable for redemption of Preferred Stock                                             $ 2,192
                                                                                                 ==============

Issuance of Treasury Stock for redemption of Preferred Stock                                           $ 4,126
                                                                                                 ==============

Issuance of Common Stock upon conversion of principal amount of debentures             $ 18,894           $ 871
                                                                                ===============  ==============

Exchange of Common Stock in partial payment of exercise
  price on options                                                                                       $ 643            $ 623
                                                                                                 ==============    =============

Tax benefit from exercise of stock options                                               $ 586            $ 84            $ 185
                                                                                ===============  ==============    =============

Accrual of termination payment                                                                                          $ 4,750
                                                                                                                   =============


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

Revenue Recognition:

Sales are recognized as of the date of shipment or upon customer acceptance, which is based on product test results. In addition, certain goods are shipped on consignment to locations designated by the customer and are recorded as revenue when the goods are removed by the customer and placed in production or at the end of the consignment period.

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

Investments:

Certain investments are categorized as available for sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available for sale securities are reported at fair value, with unrealized gains and losses included in shareholders' equity. Realized gains and losses for securities classified as available for sale are included in earnings and are determined using the specific identification method for determining the cost of securities sold.

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

Excess of Cost Over Net Assets Acquired and Other Intangibles:

Excess of cost over the fair value of net assets acquired in acquisitions is being amortized on a straight-line basis over 15 years. Other intangibles are being amortized on a straight-line basis over 5 years. Patent rights are amortized on a straight-line basis over the life of the patent.

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

Comprehensive Income:

Comprehensive income (loss) consists of net income (loss), net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments and is presented in the consolidated statements of changes in shareholders' equity and comprehensive income (loss).

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

Use of Estimates:

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities, to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

New Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 has subsequently been amended by SFAS No. 137, issued in June, 1999, which delayed the effective date for implementation of SFAS No. 133 until fiscal quarters of fiscal years beginning after June 15, 2000. Management believes the impact of SFAS No. 133 on the Company's consolidated financial statements will not be material.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the quarter ended May 27, 2001. The adoption of SAB 101 has not had a material effect on the Company's financial condition or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company has applied the applicable provisions of FIN 44 which did not have a material impact on the Company's consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued FASB No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisitions Contingencies of Purchased Enterprises." Additionally, FASB No. 141 establishes that all business combinations in the scope of the Statement are to be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

In June 2001, The Financial Accounting Standards Board issued FASB No. 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Company plans to adopt FASB No. 142 in the quarter ending August 25, 2001. Management expects this to result in a reduction of amortization of goodwill recognized in connection with our acquisition of IGC-Polycold Inc. and IGC-Medical Advances Inc. of about $1.3 million in our next fiscal year.

NOTE B - ACQUISITIONS AND OTHER INTANGIBLES

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

On June 30, 2000, the Company entered into a non-exclusive, royalty-free agreement to license certain US and international patents and pending patents related to superconducting materials and devices. In connection with the agreement, the Company agreed to pay a lump sum fee payable in two installments. Additionally, the Company granted the licensor warrants to purchase 105,060 shares of the Company's Common Stock at a price of $18.98 per share. Amortization of patents in fiscal 2001 was $142,000. Total costs of $3,097,000 are included in Other Intangibles on the accompanying balance sheets.

Total amortization of Other Intangibles for the years ended May 27, 2001, May 28, 2000 and May 30, 1999 amounted to $1,746,000, $663,000 and $147,000, respectively.

During fiscal 1997, the Company acquired IGC-Medical Advances Inc. and in fiscal 1998, IGC-Polycold Inc. In connection with the acquisition, approximately $20,300,000 was recorded as excess of cost over net assets acquired.

Total amortization of excess of cost over the fair value of net assets acquired for the fiscal years ended May 27, 2001, May 28, 2000 and May 30, 1999 amounted to $1,348,000 in each year.

NOTE C - RESTRUCTURING

Refrigerant Business
In February 2000, the Company decided to exit its refrigerant business, a part of the Instrumentation segment, over a 15 month period. As a result, the Company recorded a restructuring charge of $2,000,000 including liabilities recorded of $191,000, comprised of the following:

(Dollars in Thousands)

    Inventory write-down                                  $1,770
    Write-down of equipment                                   39
    Severance costs                                          191
                                                          ------
                                                          $2,000
                                                          ======

Under the exit plan, the Company terminated all but two of its employees. The plan involved continuing operations through a master distributor while attempting to find a buyer for the business, and contemplated sales of product through May 2001, at which time operations would cease. The Company paid a total of $92,000 and $99,000 in fiscal 2001 and 2000, respectively, in severance costs.

In October 2000, the Company sold the remaining assets for approximately $1,800,000. These assets consisted primarily of inventory. As a result, the Company recorded a recovery of the restructuring charge of approximately $1,300,000.

Selected financial data for this business follows:

(Dollars in Thousands)
                                        FY 2001        FY 2000         FY 1999
                                      -----------    -----------    ------------

Sales                                  $ 1,253        $ 5,031         $ 2,794

Net Income (loss)  (including
  restructuring charges or recovery)       728         (2,938)         (4,320)

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

 (Dollars in Thousands)

Inventory write-down included in cost of products sold                  $ 1,820

Restructuring charges:
     Write-down of equipment to fair value                   $ 1,267
     Write-off of accounts receivable and other assets           375      1,642
                                                             --------

Liabilities for:
      Severance and lease obligations                            722
      Other                                                      555      1,277
                                                             --------   --------

                                                                          2,919
                                                                        --------

   Total                                                                $ 4,739
                                                                        ========

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

Selected financial data for this business follows:

 (Dollars in Thousands)
                                                           FY 1999
                                                       ------------

Sales                                                       $ 36

Net Loss                                                  (5,728)

An analysis of the restructuring events for the year ended May 28, 2000 follows:


(Dollars in Thousands)
                                                                                  Components
                                                                             ----------------------
                                                                             Cost of
                                                   Field         Net          Goods       Operating
                                   Refrigerant    Effects   Restructuring      Sold        Expenses
                                   -----------    -------   -------------      ----        --------
Inventory written off in
  restructuring (recovery)           $1,770       $(380)        $1,390        $1,390
Severance obligations                   191                        191                       $ 191
Write-down of equipment                  39                         39                          39
Lease accrual recovery                             (150)          (150)                       (150)
                                     ------       -----         ------        ------         -----
                                     $2,000       $(530)        $1,470        $1,390         $  80
                                     ======       =====         ======        ======         =====

NOTE D - INVESTMENTS

Available for Sale Securities:

The Company owns 850,753 shares of the Common Stock of Ultralife Batteries Inc., as of May 27, 2001 and May 28, 2000, which are accounted for as "Available for Sale Securities." Realized gains from the sale of such securities amounted to $615,000 in fiscal 2000. There were no sales in fiscal 2001 or fiscal 1999.

The Company owns 1,354,785 shares of Powercold Corporation, as of May 27, 2001, which are accounted for as "Available for Sale Securities." The sale of such securities was restricted under US securities laws as of May 28, 2000 and, accordingly, such securities were included in Other Investments. The restriction has since lapsed, and, accordingly, the entire investment has been included in Available for Sale Securities as of May 27, 2001.

The cost and market value of the Company's Available for Sale Securities as of May 27, 2001 and May 28, 2000 were:

(Dollars in Thousands)

                                              May 27, 2001          May 28, 2000
                                              ------------          ------------

     Cost                                        $ 7,306                $ 6,262
     Gross unrealized (loss) gain                 (1,161)                   544
                                                 -------                -------
     Market value                                $ 6,145                $ 6,806
                                                 =======                =======

Other Investments:
The Company owns approximately 15% of the Common Stock of KryoTech, a privately-held corporation, acquired at a cost of $4,750,000. Until December 1999, the Company accounted for its investment in KryoTech using the equity method of accounting because it owned more than 20% of the common shares. The initial acquisition cost exceeded the underlying equity in net assets by $3,645,000, which was being amortized over a period of 15 years. Accumulated amortization at May 27, 2001 and May 28, 2000 was $404,000 in each year. In December 1999, the Company's ownership position fell below 20%. As a result, during the quarter ended February 27, 2000, the Company began accounting for the remaining investment value of approximately $3.5 million using the cost method. The market value of this investment is not readily determinable.


NOTE E - NOTES PAYABLE AND LONG-TERM DEBT

The Company has an unsecured line of credit of $27,000,000, which expires in October 2002, of which none was in use at May 27, 2001 or May 28, 2000. The Company may elect to apply interest rates to borrowings under the line which relate to either the London Interbank Offered Rate (LIBOR) or prime, whichever is the most favorable. The line of credit agreement provides for various covenants, including requirements that the Company maintain specified financial ratios. The Company has obtained commitments to increase the line to $50 million, on similar terms, and extend its expiration date to 2004.

Long-term debt consists of the following:

 (Dollars in Thousands)
                                            May 27, 2001         May 28, 2000
                                            -------------        -------------

Revenue bonds                                  $1,350               $1,450
Notes payable                                   2,096                2,192
Mortgage payable                                5,184                5,416
Convertible debentures                                              18,894
                                               ------               ------

                                                8,630               27,952
Less current portion                            2,445                1,428
                                               ------             --------
Long-term debt                                 $6,185             $ 26,524
                                               ======             ========

Revenue bonds consist of a subsidiary's obligation under an agreement with an Economic Development Authority with respect to revenue bonds issued in connection with the acquisition of certain land, building and equipment acquired at a total cost of $2,408,000. The bonds bear interest at a weekly adjustable annual rate (convertible to fixed rate at the option of the Company) which averaged 4.51% for the year ended May 27, 2001 (3.72% for the year ended May 28, 2000). The bonds mature serially in amounts ranging from $100,000 in December 1999 to $200,000 in December 2009. In the event of default or upon the occurrence of certain conditions, the bonds are subject to mandatory redemption at prices ranging from 100% to 103% of face value. As long as the interest rate on the bonds is adjustable weekly, the bonds are redeemable at the option of the Company at face value. The Company makes monthly advance payments to restricted cash accounts in amounts sufficient to meet the interest and principal payments on the bonds when due. The balances of these accounts, included in "Cash and Cash Equivalents" on the accompanying consolidated balance sheets, were $43,000 at May 27, 2001 and $41,000 at May 28, 2000.

Notes payable at May 27, 2001 consist of $1,000,000 due for the purchase of certain patent rights and $1,096,000 representing the final installment of the purchase price of Polycold Systems, Inc. The note relating to patent rights is non-interest bearing and is due September 1, 2001. The note relating to Polycold Systems Inc. bore interest at three-month LIBOR (3.99% at May 27, 2001 and 6.83% at May 28, 2000) and was paid in June 2001.

The mortgage payable bears interest at the rate of LIBOR (4.259% at May 27, 2001 and 7.45% at May 28, 2000) plus 0.9%, and is payable in monthly installments of $50,000, including principal and interest, through October 2005 with a final payment of $3,943,000 due in November 2005. The loan is secured by land and buildings and certain equipment acquired at a cost of approximately $10,800,000. The Company has entered into an interest rate swap agreement, the effect of which is to fix the rate on this loan at 6.88%.

Convertible debentures at May 28, 2000 consisted of $18,894,000 of 5.75% convertible subordinated debentures due September 2003, issued in a private placement. The debentures were convertible into Common Stock at approximately $13.584 per share. Interest on the debentures was payable semi-annually. The debentures were redeemable, in whole or in part, at the option of the Company at any time at prices ranging from 102.3% to 100.575%. The debentures also provided for redemption at the option of the holder upon a change in control of the Company, as defined, and were subordinated to senior indebtedness, as defined.

In February 1999, the Company paid $1,550,000 for the early retirement of Convertible Subordinated Debentures with a carrying value of $1,860,000. As a result of the early retirement of debt, the Company recognized a gain of approximately $275,000 in fiscal year 1999. In March 2000, the holders of the Convertible Subordinated Debentures converted $871,000 of debt for 62,249 shares of Common Stock.

On July 12, 2000, $10,090,000 of the Company's 5.75% Convertible Subordinated Debentures were converted into 721,117 shares of the Company's Common Stock at $13.992 per share. The Company issued an additional 31,110 shares of the Company's Common Stock valued at approximately $614,000, or $19.730 per share, which was included in interest expense to induce early conversion and in lieu of all accrued interest.

On September 7, 2000, $8,765,000 of the Company's 5.75% Convertible Subordinated Debentures were converted into 645,229 shares of the Company's Common Stock at $13.584 per share. The Company issued an additional 49,878 shares of the Company's Common Stock valued at approximately $941,000, or $18.873 per share, which is included in interest expense, to induce early conversion and in lieu of all accrued interest.

On November 1, 2000 the remaining $39,000 of the Company's 5.75% Convertible Subordinated Debentures were converted into 2,870 shares of the Company's Common Stock at $13.584 per share.

Aggregate maturities of long-term debt for the next five fiscal years are: 2002
- $2,445,000; 2003 - $391,000; 2004 - $409,000; 2005 - $432,000; and 2006 -
$4,201,000.

Interest paid for the years ended May 27, 2001, May 28, 2000, and May 30, 1999, amounted to $1,151,000, $1,725,000, and $1,961,000, respectively.

NOTE F - SHAREHOLDERS' EQUITY

In July 2001, the Company declared a 2% stock dividend to be distributed on all outstanding shares, except Treasury Stock, on August 31, 2001 to holders of record on August 14, 2001. The consolidated financial statements have been adjusted retroactively to reflect this stock dividend in all numbers of shares, prices per share and earnings per share.

In June 2000, the Company declared a 3% stock dividend to be distributed on all outstanding shares, except Treasury Stock, on August 25, 2000 to holders of record on August 4, 2000. The consolidated financial statements have been adjusted retroactively to reflect this stock dividend in all numbers of shares, prices per share and earnings per share.

The Company has established three stock option plans: the 1981 Stock Option Plan, the 1990 Stock Option Plan, and the 2000 Stock Option and Stock Award Plan. Shares and prices per share have been adjusted to reflect the 2% stock dividend declared in July 2001 and the 3% stock dividend declared June 2000. A total of 3,562,052 shares had been authorized for grant under the 1990 plan and 714,000 shares have been authorized under the 2000 Plan. All remaining grants under the 1981 Plan were exercised during the year ended May 28, 2000. Options granted under the 1990 and 2000 Stock Option and Stock Award Plans have lives ranging from five to ten years and vest over periods ranging from one to five years.

Option activity under these plans was as follows:

                                                                 Fiscal Year Ended
                          -------------------------------------------------------------------------------------------------
                                   May 27, 2001                     May 28, 2000                    May 30, 1999
                          --------------------------------- -------------------------------- ------------------------------
                                             Weighted                          Weighted                        Weighted
                                              Average                          Average                         Average
                             Number          Exercise          Number          Exercise         Number         Exercise
                           of Shares           Price          of Shares          Price        of Shares          Price
                          ----------------------------       ---------------------------     ------------------------------
Outstanding,
  beginning of year          2,365,552        $ 8.308           1,981,340       $ 8.713          1,856,785      $ 9.200
Granted                        251,759         21.038             967,924         8.018            495,324        6.568
Exercised                     (552,328)         9.529            (399,330)        8.915           (194,213)       4.854
Forfeited                      (82,187)        10.294            (184,382)        9.813           (176,556)      12.082
                             ---------                          ---------                        ---------
Outstanding,
  end of year                1,982,796          9.511           2,365,552         8.308          1,981,340        8.713
                             =========                          =========                        =========

Exercisable,
  end of year                  792,537        $ 8.153             837,838       $ 9.145          1,073,626      $ 9.265
                             =========                          =========                        =========

                                                                            May 27, 2001
                            -----------------------------------------------------------------------------------------------
                                             Options Outstanding                             Options Exercisable
                            ------------------------------------------------------    -------------------------------------

                                                    Weighted          Weighted                                Weighted
                                                     Average          Average                                  Average
Range of Option                     Number          Exercise         Remaining               Number           Exercise
 Exercise Prices                 Outstanding          Price       Contractual Life        Exercisable           Price
 ---------------            -------------------------------------------------------   -------------------------------------

$2.75 to $5.50                       134,998          $ 4.670          1.4 years               134,998         $ 4.670
$5.50 to $8.25                     1,048,831            7.080          4.5 years               353,129           7.151
$8.25 to $11.00                      439,708            9.222          4.7 years               203,348           9.471
$11.00 to $13.75                      57,560           11.768          2.3 years                56,809          11.751
$13.75 to $16.50                      47,725           15.401          5.8 years                30,784          14.963
$16.50 to $19.25                      38,032           17.551          4.1 years                11,166          17.088
$19.25 to $22.00                     176,700           20.800          9.9 years                     0               0
$22.00 to $24.75                      13,818           22.360          9.8 years                     0               0
$24.75 to $27.50                      25,424           26.866          5.8 years                 2,303          26.625
                                    ---------         -------          ---------               -------         -------
                                    1,982,796         $ 9.511          4.8 years               792,537         $ 8.153
                                    =========                                                  =======

In connection with the license of patent rights, the Company issued warrants to purchase 105,060 shares of its Common Stock at a price of $18.98 per share. These warrants were valued at $1,097,000, which was capitalized as part of the cost of the patent rights.

Following are the shares of Common Stock reserved for issuance and the related exercise prices for the outstanding stock options and outstanding warrants at May 27, 2001:
                                                  Number          Exercise Price
                                                Of Shares            Per Share
                                                ----------        --------------
2000 Stock Option and Stock Award Plan              29,010            $2.75
1990 Stock Option Plan                           1,953,786          to $26.960
Warrants                                           105,060            $18.98
                                                ----------
Shares reserved for issuance                     2,085,796
                                                 =========

The following pro forma net income (loss) and earnings (loss) per share information has been determined as if the Company had accounted for stock-based compensation awarded under its stock option plans using the fair value-based method. The pro forma effect on net income for fiscal years 2001, 2000 and 1999 is not representative of the pro forma effect on net income in future years because, as required by SFAS No. 123, "Accounting for Stock Based Compensation," no consideration has been given to awards granted prior to fiscal 1996.

(Dollars in Thousands, Except Per Share Amounts)

                                                                Fiscal Year Ended
                             ----------------------------------------------------------------------------------------
                                   May 27, 2001                   May 28, 2000                   May 30, 1999
                             --------------------------    ---------------------------    --------------------------
                              As Reported    Pro Forma      As Reported    Pro Forma       As Reported    Pro Forma
                             ------------- ------------    ------------- -------------    ------------- ------------
Net income (loss)               $11,067       $9,425            $6,452       $4,595          $ (7,029)     $ (8,359)
Earnings (loss) per Common
   Share:
   Basic                        $  0.72       $ 0.61            $ 0.48       $ 0.34          $  (0.54)     $  (0.64)
                                =======       ======            ======       ======          =========     =========
   Diluted                      $  0.67       $ 0.57            $ 0.45       $ 0.32          $  (0.54)     $  (0.64)
                                =======       ======            ======       ======          =========     =========

The weighted average fair value of each option granted under the 1990 Stock Option Plan and the 2000 Stock Option and Award Plan during fiscal years 2001, 2000 and 1999 was $14.123, $4.385 and $3.808, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes Model with the following weighted average assumptions. The risk-free interest rates for fiscal years 2001, 2000 and 1999 were 4.8%, 6.1% and 5.1%, respectively. The expected volatility of the market price of the Company's Common Stock for fiscal years 2001, 2000 and 1999 grants was 68.8%, 55.1%, and 51.3%, respectively. The expected average term of the granted options for fiscal years 2001, 2000 and 1999 was 6.5 years, 4.8 years and 6.6 years, respectively. There was no expected dividend yield for the options granted for fiscal years 2001, 2000 and 1999.

During the years ended May 27, 2001, May 28, 2000 and May 30, 1999, in connection with the grant of stock options to consultants, the Company has recognized compensation cost in the amount of $293,000, $37,000 and $61,000, respectively. Also, in connection with the exercise of certain stock options in fiscal 2000, the Company recognized $386,000 of compensation expense. During the year ended May 27, 2001, the Company issued 15,759 shares of Common Stock at a fair market value of $16.147 per share as compensation to the Board of Directors. In addition, during the year ended May 28, 2000 the Company issued 631,128 shares of Treasury Stock for partial redemption of Preferred Stock and 21,012 shares at a fair market value of $8.321 per share as compensation to the Board of Directors.

NOTE G - RETIREMENT PLANS

The Company had a non-contributory, defined benefit plan covering all eligible employees. Benefits under the plan were based on years of service and employees' career average compensation. The Company's funding policy was to contribute annually an amount sufficient to meet or exceed the minimum funding standard contained in the Internal Revenue Code. Contributions were intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future. As of December 31, 1998, the Company froze all pension benefits except for approximately 50 bargaining unit employees at a subsidiary. In September 2000, the Company received approval from the Internal Revenue Service to terminate the plan. In November 2000, the Company terminated the plan and settled nearly all its obligations by purchasing annuity contracts or making lump-sum distributions in an amount determined by the plan's actuary. The remaining plan assets will be distributed to the plan participants on a pro-rata basis. Such distributions are expected to be completed during August, 2001. The Company recorded termination and settlement costs of approximately $588,000 during the fiscal year ended May 27, 2001, and curtailment gain of $1,465,000 in the fiscal year ended May 28, 2000.

The following tables set forth the plan's funded status at May 27, 2001 and the funded status and amounts recognized in the Company's consolidated balance sheets at May 27, 2001 and May 28, 2000:

(Dollars in Thousands)

                                                            Bargaining                 Terminated Plan
                                                            Unit Plan                 Fiscal Year Ended
                                                            ----------       ----------------------------------
                                                           May 27, 2001       May 27, 2001        May 28, 2000
                                                          --------------     ---------------     --------------
Change in benefit obligation during year:
  Benefit obligation at beginning of year                                           $ 4,093            $ 8,146
  Service cost                                                    $  25                   -                 59
  Interest cost                                                      38                 145                472
  Benefit payments                                                   (2)                  -               (248)
  Administrative expenses                                             -                   -               (100)
  Actuarial (gain) or loss                                           49                   -                 32
  Acquisitions or (divestitures)                                     471               (470)                 -
  Settlements                                                         -                   -             (4,268)
  Curtailments                                                        -              (3,768)                 -
                                                           --------------     ---------------     --------------
  Benefit obligation at end of year                                 $581              $   0            $ 4,093
                                                           ==============     ===============     ==============

Change in plan assets during year:
  Fair value of plan assets at beginning of year                  $   -             $ 6,277            $10,956
  Employer contributions                                              -                   -                  5
  Benefit payments                                                   (2)                  -               (248)
  Administrative expenses                                             -                   -               (100)
  Actual return on plan assets                                       91                 225                605
  Acquisitions or (divestitures)                                    664                (664)                 -
  Settlements                                                         -              (5,838)            (4,941)
                                                           --------------     ---------------     --------------
  Fair value of plan assets at end of year                        $ 753             $     0            $ 6,277
                                                           ==============     ===============     ==============

Reconciliation of funded status at end of year:
  Funded status                                                   $   -             $     -            $ 2,183
  Unrecognized net transition (asset) or obligation                 172                   -                 17
  Unrecognized prior service cost                                  (178)                  -                 69
  Unrecognized net (gain) or loss                                    11                   -             (1,570)
                                                           --------------     ---------------     --------------
  Net amount recognized                                           $   5             $     0            $   699
                                                           ==============     ===============     ==============

Amounts recognized in the Consolidated Balance Sheet
  at end of year:
                                                           --------------     ---------------     --------------
  Prepaid benefit cost                                            $   5              $    0            $   699
                                                           ==============     ===============     ==============

Net periodic benefit cost recognized for year                     $  25              $    -            $    59
  Interest cost                                                      38                 145                472
  Expected return on plan assets                                    (53)               (225)              (673)
  Amortization of net transition obligation                           -                   3                  6
  Amortization of prior service cost                                (15)                  3                 29
  Amortization of net gain                                            -                 (27)               (70)
                                                           --------------     ---------------     --------------
  Net periodic benefit cost                                       $  (5)             $ (101)           $  (177)
                                                           ==============     ===============     ==============

Additional amounts recognized for year:
  Settlement (gain) or loss                                                          $  800            $    19
Weighted -average assumptions for year:
  Discount rate                                                    8.00%               8.00%              7.50%
  Rate of compensation increases                                   4.50%               4.50%              4.50%
  Expected long-term rate of return on plan assets                 8.00%               8.00%              8.00%

Weighted-average assumptions at end of year:
  Discount rate                                                    7.50%                  -               8.00%
  Rate of compensation increases                                   4.50%                  -               4.50%

The Company also maintains an employee savings plan, covering substantially all employees, under Section 401(k) of the Internal Revenue Code. Under this plan, the Company makes a contribution for all employees and matches a portion of participants' contributions. Expenses under the plan during the fiscal years ended May 27, 2001, May 28, 2000 and May 30, 1999 aggregated $663,000, $588,000 and $348,000, respectively.

The Company also maintains supplemental retirement and disability plans for certain of its executive officers. These plans utilize life insurance contracts for funding purposes. Expenses under these plans were $21,000, $21,000 and $56,000 for the fiscal years ended May 27, 2001, May 28, 2000 and May 30, 1999, respectively.


NOTE H - INCOME TAXES

The components of the provision for income taxes (benefit) are as follows:

(Dollars in Thousands)
                                                                      Fiscal Year Ended
                                               ----------------------------------------------------------------
                                               May 27, 2001            May 28, 2000             May 30, 1999
                                               ---------------         ---------------          ---------------
Current
     Federal                                          $4,532                  $2,573                  $(1,727)
     State                                               560                     611                      176
     Foreign                                              77                     162                      112
                                               ---------------         ---------------          ---------------
          Total current                                5,169                   3,346                   (1,439)
Deferred
     Federal                                           1,522                     664                      (57)
     State                                               268                      44                      284
                                               ---------------         ---------------          ---------------
          Total deferred                               1,790                     708                      227
                                               ---------------         ---------------          ---------------
Provision for income taxes (benefit)                  $6,959                  $4,054                  $(1,212)
                                               ===============         ===============          ===============


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

(Dollars in Thousands)                                                   May 27, 2001             May 28, 2000
                                                                       ---------------          ---------------
Deferred tax assets:
     Inventory reserves                                                       $1,175                   $3,163
     Non-deductible accruals                                                   1,372                    1,058
     Product warranty reserve                                                    649                      756
     Equity in net loss of unconsolidated affiliate                              469                      469
     Restructuring and other accruals                                            917                    1,582
     Capital loss carryforward                                                 1,120                    1,120
                                                                       ---------------          ---------------

          Total gross deferred tax assets                                      5,702                    8,148
     Less valuation allowance                                                 (1,311)                  (1,311)
                                                                       ---------------          ---------------

          Deferred tax assets                                                  4,391                    6,837
                                                                       ---------------          ---------------
Deferred tax liabilities:
     Unrealized gain on available for sale securities                                                    (178)
     Depreciation and amortization differences                                  (447)                    (479)
     Intangibles                                                              (2,342)                  (2,939)
     Pension curtailment gain                                                   (549)                    (549)
     Other, net                                                                  (74)                    (101)
                                                                       ---------------          ---------------

          Total gross deferred tax liabilities                                (3,412)                  (4,246)
                                                                       ---------------          ---------------

     Net deferred tax assets                                                    $979                   $2,591
                                                                       ===============          ===============

The foregoing assets and liabilities are classified in the accompanying consolidated balance sheets as follows:

(Dollars in Thousands)                                                   May 27, 2001             May 28, 2000
                                                                       ---------------          ---------------
Net current deferred tax assets                                               $3,362                   $6,187
Net long-term deferred tax liabilities                                         2,383                    3,596
                                                                       ---------------          ---------------
                                                                               $ 979                   $2,591
                                                                       ===============          ===============

During the years reported, the Company adjusted the valuation allowance to an amount it believes is necessary to reduce deferred taxes to an amount which is more likely than not to be realized.

The change made to the valuation allowance during fiscal 2000 was a decrease of $209,000.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and capital gains during the periods in which those temporary differences become deductible. Management considers projected future taxable income, the character of such income and tax planning strategies in making this assessment. The Company had Federal taxable income (loss) of approximately $13,500,000 in fiscal 2001, $6,500,000 in fiscal 2000, and ($3,250,000) in fiscal 1999. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of the remaining deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The reasons for the differences between the provision for income taxes (benefit) and the amount of income tax (benefit) determined by applying the applicable statutory Federal tax rate to income (loss) before income taxes are as follows:

(Dollars in Thousands)
                                                                      Fiscal Year Ended
                                               ----------------------------------------------------------------
                                                 May 27, 2001            May 28, 2000             May 30, 1999
                                               ---------------         ---------------          ---------------
Pretax income (loss) at statutory
   tax rate (34%)                                     $6,184                  $3,572                  $(2,802)
State taxes, net of Federal benefit                      546                     432                      304
Benefit of Foreign Sales Corporation                    (600)                   (425)                    (210)
Amortization of intangibles                              539                     539                      539
Benefit of tax credits                                                                                    (45)
Capital loss carryforward used                                                  (209)
Change in valuation allowance                                                                             916
Other, net                                               290                     145                       86
                                               ---------------         ---------------          ---------------

Provision for income taxes                            $6,959                  $4,054                  $(1,212)
                                               ===============         ===============          ===============

The Company has available capital loss carryforwards of approximately $3.3 million which expire in fiscal 2004 and have a full valuation allowance.

The Company paid income taxes, net of cash refunds received, of $3,650,000 during the year ended May 27, 2001; received $50,000 in net tax refunds during May 28, 2000; and paid income taxes, net of cash refunds received, of $2,504,000 during the year ended May 30, 1999.

NOTE I - PER SHARE INFORMATION

The following table provides calculations of basic and diluted earnings per share:

(Dollars in Thousands, Except Per Share Amounts)

                                                                          Fiscal Year Ended
                                                  ---------------------------------------------------------------

                                                  May 27, 2001             May 28, 2000              May 30, 1999
                                                  ------------             ------------              ------------
Income (loss) available to
  Common shareholders                                $  11,067                  $  6,452                $  (7,029)
                                                     =========                  ========                =========

Weighted average shares                             15,363,208                13,378,100               13,057,948

Dilutive potential Common
  Shares:
    Warrants                                             7,817
    Convertible Preferred Stock                                                 544,004
    Stock options                                    1,124,004                  447,876
                                                    ----------               ----------                ----------
Adjusted weighted average
  Shares                                            16,495,029               14,369,980                13,057,948
                                                    ==========               ==========                ==========

Net income (loss) per Common Share:
    Basic                                             $   0.72                 $   0.48                 $   (0.54)
                                                      ========                 ========                 ==========
    Diluted                                           $   0.67                 $   0.45                 $   (0.54)
                                                      ========                 ========                 ==========


Shares issuable upon conversion of convertible debentures are considered in calculating "diluted" earnings per share, but have been excluded, as the effect would be anti-dilutive. Shares issuable upon conversion of Convertible Preferred Stock and exercise of stock options have been excluded from the year ended May 30, 1999 as their effect would be anti-dilutive.

In July 2001 the Company declared a 2% stock dividend to be distributed on all outstanding shares, except Treasury Stock, on August 31, 2001 to holders of record on August 14, 2001. The Company distributed a 3% stock dividend on August 25, 2000. The distribution has been made from the Company's authorized but unissued shares. All data with respect to earnings per share, weighted average shares outstanding and Common Stock equivalents have been adjusted to reflect these stock dividends.

NOTE J - COMMITMENTS AND CONTINGENCIES

The Company leases certain manufacturing facilities and equipment under operating lease agreements expiring at various dates through October 2019. Certain of the leases provide for renewal options. Total rent expense was $907,000, $731,000 and $519,000 for the years ended May 27, 2001, May 28, 2000, and May 30, 1999, respectively.

Future minimum rental commitments, excluding renewal options, under the noncancellable leases covering certain manufacturing facilities and equipment through the term of the leases are as follows:

      Fiscal Year

       2002                     $ 1,129,000
       2003                         791,000
       2004                         550,000
       2005                         540,000
       2006                         466,000
                                -----------
      Total                     $ 3,476,000
                                ===========


In addition to operating lease agreements, the Company also has a maintenance agreement for $113,000 per year, through January 2004, for a computer system.

At May 27, 2001, the Company's capital equipment commitments were approximately $2,882,000.

In connection with the termination of AISA (see Note B), the Company has agreed to purchase approximately $3,000,000 of superconducting wire from Alstom for use in producing MRI Magnets. As of May 27, 2001, approximately $746,000 of the commitment remains outstanding. The Company expects to fulfill this commitment in fiscal 2002.

The Company is subject to certain claims and lawsuits arising in the normal course of business. Based on information currently available, it is the opinion of management, based upon advice of counsel, that the ultimate resolution of these matters would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, based on future developments and as additional information becomes known, it is possible that the ultimate resolution of such matters could have a material adverse effect on the Company's financial statements in future periods.


NOTE K - SEGMENT AND RELATED INFORMATION

The Company operates in three reportable segments: Magnetic Resonance Imaging ("MRI"), Instrumentation, and Energy Technology. The MRI segment consists primarily of the manufacture and sale of magnets (by the IGC-Magnet Business Group), radio frequency coils (by IGC-Medical Advances, Inc), and low-temperature superconducting wire (by IGC-Advanced Superconductors, also known as IGC-AS), all of which are used principally in the medical diagnostic imaging market. The Instrumentation segment consists of refrigeration equipment produced by two subsidiaries, IGC-APD Cryogenics Inc. (IGC-APD) and IGC-Polycold Systems Inc. (IGC-Polycold), used primarily in ultra-high vacuum applications, industrial coatings, analytical instrumentation, medical diagnostics and semiconductor processing and testing. The Energy Technology segment, operated through IGC SuperPower LLC, a wholly-owned entity, is developing second generation, high-temperature superconducting materials that we expect to use in devices designed to enhance capacity, reliability and quality of transmission and distribution of electrical power.

In fiscal 2000, the Company reported its operations in four segments:
Electromagnetics, Low-Temperature Superconductors, Refrigeration, and Energy Technology. The change in the current year reflects our continued focus on commercial market applications of core technology. The resulting reporting segments are intended to relate to the primary markets which each serve, rather than the technologies that give rise to individual products. Prior year segment data has been reclassified to conform with current year presentation.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:


(Dollars in Thousands)

                                                                        Fiscal Year Ended May 27, 2001
                                            ----------------------------------------------------------------------------------------
                                                     Magnetic                                        Energy
                                                 Resonance Imaging           Instrumentation       Technology               Total
                                            ----------------------------   ------------------  -------------------    --------------
Net sales to external customers:
  Magnet systems                                         $73,387                                                            $73,387
  RF Coils                                                13,041                                                             13,041
  Superconductive wire                                     7,549                                                              7,549
  Refrigeration equipment                                                       $41,313                                      41,313
  Refrigerants                                                                    1,253                                       1,253
  Other                                                                                               $1,614                  1,614
                                                        --------                -------               ------               --------
          Total                                           93,977                 42,566                1,614                138,157

Intersegment net sales                                                            4,029                                       4,029

Segment operating profit (loss)                           18,925                  5,121               (4,292)                19,754

Total assets                                             123,559                 23,084                5,515                152,158

Additions to plant, property and equipment                 3,111                    586                1,495                  5,192

Depreciation and amortization expense                    $ 6,135                $   608               $  343               $  7,086


                                                                        Fiscal Year Ended May 28, 2000
                                            ----------------------------------------------------------------------------------------
                                                     Magnetic                                        Energy
                                                 Resonance Imaging           Instrumentation       Technology               Total
                                            ----------------------------   ------------------  -------------------    --------------
Net sales to external customers:
  Magnet systems                                         $56,358                                                            $56,358
  RF Coils                                                10,865                                                             10,865
  Superconductive wire                                    10,337                                                             10,337
  Refrigeration equipment                                                       $28,515                                      28,515
  Refrigerants                                                                    5,030                                       5,030
  Other                                                                                               $1,667                  1,667
                                                         -------                -------               ------               --------
          Total                                           77,560                 33,545                1,667                112,772

Intersegment net sales                                                            2,414                                       2,414

Segment operating profit (loss)                           14,063                 (3,329)              (1,732)                 9,002

Total assets                                             103,637                 21,562                2,778                127,977

Additions to plant, property and equipment                 4,083                    472                  732                  5,287

Depreciation and amortization expense                      4,516                  1,514                  350                  6,380

Other significant non-cash items:
Restructuring charges                                   $                       $ 2,000               $                    $  2,000

                                                                        Fiscal Year Ended May 30, 1999
                                            ----------------------------------------------------------------------------------------
                                                     Magnetic                                        Energy
                                                 Resonance Imaging           Instrumentation       Technology               Total
                                            ----------------------------   ---------------------------------------    --------------

Net sales to external customers:
  Magnet systems                                         $43,925                                                           43,925
  RF Coils                                                12,926                                                           12,926
  Superconductive wire                                    12,160                                                           12,160
  Refrigeration equipment                                                       $28,268                                    28,268
  Refrigerants                                                                    2,794                                     2,794
  Other                                                                                               $2,798                2,798
                                                         -------                -------              -------             --------
          Total                                           69,011                 31,062                2,798              102,871

Intersegment net sales                                                            2,223                                     2,223

Segment operating profit (loss)                            9,080                 (5,877)              (1,500)               1,703

Total assets                                              75,834                 47,707                1,917              125,458

Investments in unconsolidated affiliates                                          3,736                                     3,736

Additions to plant, property and equipment                 2,417                    620                  102                3,139

Additions to long lived assets                             8,750                                                            8,750

Depreciation and amortization expense                      3,877                  1,471                  288                5,636

Other significant non-cash items:
Restructuring charges                                    $ 4,739                $                     $                   $ 4,739

                                                                                          Fiscal Year Ended
                                                                    --------------------------------------------------------------
                                                                       May 27, 2001         May 28, 2000           May 30, 1999
                                                                    ------------------  -------------------    -------------------
Reconciliation of income before income taxes:

Total operating profit from reportable segments                           $ 19,754              $ 9,002                $ 1,703
Intercompany profit in ending inventory                                     (1,116)                 295                   (923)
                                                                          --------              -------                -------
Net operating profit                                                        18,638                9,297                    780

Interest and other income                                                    1,374                1,790                  1,942
Interest and other expense                                                  (1,986)              (1,965)                (2,172)
Equity in net loss of unconsolidated affiliates                                                    (236)                (1,491)
Recovery (write off) of investment in unconsolidated
      affiliates                                                                                  1,620                 (7,300)
                                                                          --------             --------               --------
Income before income taxes                                                $ 18,026             $ 10,506               $ (8,241)
                                                                          ========             ========               ========


Net sales to two customers of the Company's MRI segments were each in excess of 10% of the Company's total net sales.
Net sales to each of these customers during the last three fiscal years were as follows:

                                                                                         Fiscal Year Ended
                                                                    -------------------------------------------------------------

                                                                        May 27,             May 28,                May 30,
                                            (Dollars in Thousands)       2001                 2000                   1999
                                                                    -----------------  -------------------    -------------------
                                              Customer A               $ 76,824             $ 56,098               $ 41,652
                                              Customer B                 10,000               12,286                 13,747
                                                                       --------             --------               --------

                                                Total                  $ 86,824             $ 68,384               $ 55,399
                                                                       ========             ========               ========


Net sales by country, based on the location of the customer, for the last three fiscal years were as follows:
                                                                                         Fiscal Year Ended
                                                                    -------------------------------------------------------------

                                                                        May 27,             May 28,                May 30,
                                            (Dollars in Thousands)       2001                 2000                   1999
                                                                    -----------------  -------------------    -------------------

                                              United States            $ 36,114             $ 35,992               $ 41,771
                                              Netherlands                76,824               56,860                 41,652
                                              Other countries            25,219               19,920                 19,448
                                                                       --------             --------               --------

                                                Total                  $138,157             $112,772               $102,871
                                                                       ========             ========               ========

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

Long-term debt: The carrying value of long-term debt, including current portion, was approximately $8,630,000 at May 27, 2001, while the estimated fair value was $8,630,000, based upon interest rates available to the Company for issuance of similar debt with similar terms and discounted cash flows for remaining maturities.

Letter of credit: The letter of credit reflects fair value and is subject to fees competitively determined in the market place. The contract value and fair value of the letter of credit at May 27, 2001 was $1,645,000.

Note M - Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of accumulated other comprehensive income (loss) are as follows:

                                                     Unrealized        Accumulated
                                  Foreign          Gains (Losses)          Other
                                   Currency    on Available for Sale   Comprehensive
                                   Items       Securities, Net of Tax  Income (Loss)
                                 -----------   ---------------------------------------

Balances at May 31, 1998             $(354)                  $850               $496

Current period change - 1999           194                 (1,358)            (1,164)
                                 -----------   --------------------   ----------------

Balances at May 30, 1999              (160)                  (508)              (668)

Current period change - 2000          (482)                   874                392
                                 -----------   --------------------   ----------------

Balances at May 28, 2000              (642)                   366               (276)

Current period change - 2001          (244)                (1,527)            (1,771)
                                 -----------   --------------------   ----------------

Balances at May 27, 2001             $(886)              $ (1,161)          $ (2,047)
                                 ===========   ====================   ================

The related tax effects allocated to each component of accumulated other comprehensive income (loss) are as follows:

                                  Before-Tax      Tax (Expense)         Net-of-Tax
                                   Amount          or Benefit             Amount
                                 -----------   --------------------   ----------------
Balance at May 31, 1998               $942                  $(446)              $496

Foreign currency translation
adjustments                            194                      -                194


Unrealized gains (losses) on
available for sale securities       (2,084)                   726             (1,358)
                                 -----------   --------------------   ----------------

Balance at May 30, 1999               (948)                   280               (668)


Foreign currency translation
adjustments                           (482)                     -               (482)


Unrealized gains (losses) on
available for sale securities        1,332                   (458)               874
                                 -----------   --------------------   ----------------

Balance at May 28, 2000                (98)                  (178)              (276)

Foreign currency translation
adjustments                           (244)                     -               (244)


Unrealized gains (losses) on
available for sale securities       (1,705)                   178             (1,527)
                                 -----------   --------------------   ----------------

Balance at May 27, 2001            $(2,047)                  $-0-            $(2,047)
                                 ===========   ====================   ================


NOTE N - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for fiscal 2001 and 2000 are as follows:


(Dollars in Thousands, Except Per Share Amounts)

                                                                                                   Earnings Per
                                                                                               ---------------------
                                            Net             Gross               Net             Basic       Diluted
                                           Sales            Margin             Income           Share        Share
                                          -------          -------             -------          -----       -------
2001 Quarter Ended
  August 27, 2000                         $31,711          $12,843             $ 2,427          $ .15         $ .15
  November 26, 2000                        32,425           15,185               3,139            .21           .19
  February 25, 2001                        34,297           14,060               2,890            .19           .17
  May 27, 2001                             39,724           16,440               2,611            .17           .16

2000 Quarter Ended
  August 29, 1999                         $26,838           $9,810             $ 1,199          $ .09         $ .09
  November 28, 1999                        28,490           10,192               1,503            .12           .11
  February 27, 2000                        28,081            9,600               1,676            .13           .12
  May 28, 2000                             29,363           11,164               2,074            .14           .13

                                   2. Schedule

                                                       INTERMAGNETICS GENERAL CORPORATION
                                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                             (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------------
                           COL. A              COL. B                          COL. C                    COL. D           COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Additions
                                                               -------------------------------------
                                             Balance at            Charged to        Charged to
                                              Beginning             Costs and     Other Accounts-     Deductions-        Balance at
                        DESCRIPTION          of Period               Expenses         Describe          Describe       End of Period
------------------------------------------------------------------------------------------------------------------------------------
Year Ended May 27, 2001

Deducted from asset accounts:
  Allowance for doubtful accounts                $ 478               $ 206                            $ 188   (3)           $ 496

  Reserve for inventory obsolescence            10,470               1,725                            8,170   (5)         $ 4,025

Included in liability accounts:
  Product warranty reserve                       2,059                 458                            1,043   (1)           1,474

  Contract adjustment reserve (4)                  221                   7                                                    228

Year Ended May 28, 2000

Deducted from asset accounts:
  Allowance for doubtful accounts                $ 401               $ 166                             $ 89   (3)           $ 478

  Reserve for inventory obsolescence             8,282               2,665          1,770    (7)      2,247   (5)          10,470

Included in liability accounts:
  Product warranty reserve                       1,577                 808             40    (2)        366   (1)           2,059

  Contract adjustment reserve (4)                  301                                                   80   (6)             221
  Upgrade Reserve (4)                               40                                                   40   (2)               0

Year Ended May 30, 1999

Deducted from asset accounts:
  Allowance for doubtful accounts                $ 350               $ 206          $ 119    (8)      $ 412   (3)           $ 401
                                                                                      138    (7)
  Reserve for inventory obsolescence             6,843               3,732          1,820    (7)      4,113   (5)           8,282

Included in liability accounts:
  Product warranty reserve                         996               2,152                            1,571   (1)           1,577

  Contract adjustment reserve (4)                  458                  70                              227   (6)             301
  Upgrade Reserve (4)                               60                                                   20   (2)              40

(1)  Cost of warranty performed.
(2)  Adjustments to accruals.
(3)  Write-off uncollectible accounts.
(4) Classified in the Balance Sheet with other liabilities and accrued expenses.
(5)  Write-off or sale of obsolete inventory.
(6)  Cost to finalize contracts.
(7)  Restructuring charges
(8)  SMIS write-off

                                   3. Exhibits

                                   3. Exhibits

                                  Exhibit Index


Exhibit
-------

21           Subsidiaries of the Company


23           Consent of Independent Auditors (KPMG LLP)


24           Consent of Independent Auditors (PricewaterhouseCoopers LLP)