Form 10-Q
period 2001-08-26
INTERMAGNETICS GENERAL CORP
filed 2001-10-10
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended August 26, 2001
                                                ---------------

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

                                   Yes __x__ No ____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.10 par value - 16,192,731 as of October 4, 2001.

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements:

         Consolidated Balance Sheets - August 26, 2001 and  May 27, 2001.................................3

         Consolidated Income Statements - Three Months Ended
           August 26, 2001 and August 27, 2000...........................................................5

         Consolidated Statements of Cash Flows -  Three Months Ended
           August 26, 2001 and August 27, 2000...........................................................6

         Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
          Three Months Ended August 26, 2001 ............................................................7

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................17


PART II - OTHER INFORMATION.............................................................................19


SIGNATURES..............................................................................................20

CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                                   August 26,            May 27,
                                                                                      2001                 2001
                                                                                   ----------           ---------
                                                                                   (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                        $   25,757           $  27,675
  Trade accounts receivable, less allowance
    (August 26, 2001 - $642; May 27, 2001 - $496)                                      22,675              21,615
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                                   1,203                 642
  Inventories:
    Consigned products                                                                  3,925               7,176
    Finished products                                                                   1,034               2,142
    Work in process                                                                    17,029              12,768
    Materials and supplies                                                             14,299              12,337
                                                                                   ----------           ---------
                                                                                       36,287              34,423
  Deferred income taxes                                                                 3,362               3,362
  Prepaid expenses and other                                                            1,214               1,228
                                                                                   ----------           ---------
    TOTAL CURRENT ASSETS                                                               90,498              88,945

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                                 1,479               1,479
  Buildings and improvements                                                           18,243              18,243
  Machinery and equipment                                                              42,512              41,604
  Leasehold improvements                                                                  923                 923
                                                                                   ----------           ---------
                                                                                       63,157              62,249
  Less allowances for depreciation and amortization                                    38,767              37,787
                                                                                   ----------           ---------
                                                                                       24,390              24,462
  Equipment in process of construction                                                  4,467               2,801
                                                                                   ----------           ---------
                                                                                       28,857              27,263
INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                                         6,034               6,145
  Other investments                                                                     3,500               3,500
  Goodwill and other non-amortizable intangibles                                       13,750              13,750
  Other intangibles, less accumulated amortization
     (August 26, 2001- $4,294; May 27, 2001 - $3,765)                                  10,361              10,890
  Other assets                                                                          1,665               1,665
                                                                                   ----------           ---------

    TOTAL ASSETS                                                                   $  154,671           $ 152,158
                                                                                   ==========           =========

CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                                    August 26,            May 27,
                                                                                      2001                 2001
                                                                                   -----------          -----------
                                                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                                $     1,353          $     2,445
  Accounts payable                                                                       9,033               10,749
  Salaries, wages and related items                                                      6,508                6,840
  Customer advances and deposits                                                         1,736                2,054
  Product warranty reserve                                                               1,556                1,474
  Accrued income taxes                                                                   4,293                2,143
  Other liabilities and accrued expenses                                                 2,562                2,870
                                                                                   -----------          -----------
    TOTAL CURRENT  LIABILITIES                                                          27,041               28,575

LONG-TERM DEBT, less current portion                                                     6,120                6,185
DEFERRED INCOME TAXES                                                                    2,383                2,383
DERIVATIVE LIABILITY                                                                       232

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      August 26, 2001 - 16,831,852 shares;
      May 27, 2001 - 16,693,997 shares;                                                  1,683                1,671
 Additional paid-in capital                                                            128,224              127,303
 Notes receivable from employees                                                        (1,354)              (1,501)
 Accumulated deficit                                                                      (950)              (4,590)
 Accumulated other comprehensive loss                                                   (2,887)              (2,047)
                                                                                   -----------          -----------
                                                                                       124,716              120,836
  Less cost of Common Stock in treasury
    August 26, 2001 and May 27, 2001 - 661,282 shares                                   (5,821)              (5,821)
                                                                                   -----------          -----------
                                                                                       118,895              115,015
                                                                                   -----------          -----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $   154,671          $   152,158
                                                                                   ===========          ===========


See notes to consolidated financial statements.

CONSOLIDATED INCOME STATEMENTS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                                                Three Months Ended
                                                                       --------------------------------------
                                                                          August 26,           August 27,
                                                                             2001                 2000
                                                                       -----------------    -----------------
Net sales                                                                       $40,089              $31,711

Cost of products sold                                                            22,850               18,906
Inventory written off (recovery) in restructurings                                                       (38)
                                                                       -----------------    -----------------
                                                                                 22,850               18,868
                                                                       -----------------    -----------------

Gross margin                                                                     17,239               12,843

Product research and development                                                  4,018                1,562
Marketing, general and administrative                                             7,074                6,052
Amortization of intangible assets                                                   529                  762
                                                                       -----------------    -----------------
                                                                                 11,621                8,376
                                                                       -----------------    -----------------

Operating income                                                                  5,618                4,467
Interest and other income                                                           352                  261
Interest and other expense                                                         (127)                (776)
                                                                       -----------------    -----------------
Income  before income taxes                                                       5,843                3,952
Provision for income taxes                                                        2,203                1,525
                                                                       -----------------    -----------------

NET INCOME                                                                     $  3,640             $  2,427
                                                                       =================    =================

Earnings per Common Share:
  Basic                                                                           $0.23                $0.17
                                                                       =================    =================
  Diluted                                                                         $0.21                $0.16
                                                                       =================    =================



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)
(Unaudited)

                                                                                               Three Months Ended
                                                                                        ------------------------------------
                                                                                          August 26,          August 27,
                                                                                             2001                2000
                                                                                        ----------------    ----------------
OPERATING ACTIVITIES
Net income                                                                                       $3,640             $ 2,427
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                                 1,503               1,770
    Non-cash compensation                                                                           115                  45
    (Gain) Loss on disposal of assets                                                                14                (14)
    Premium on debt conversion                                                                                          401
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                                 (1,621)                 437
      (Increase) decrease in inventories and prepaid expenses and other                          (1,899)                 649
      (Decrease) increase in accounts payable and accrued expenses                                 (494)               2,764
                                                                                        ----------------    ----------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      1,258                8,479

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                                       (2,588)              (1,425)
Proceeds from the sale of property, plant and equipment                                                                   22
Purchase of other intangibles                                                                                         (1,000)
                                                                                        ----------------    ----------------
    NET CASH USED IN INVESTING ACTIVITIES                                                        (2,588)              (2,403)

FINANCING ACTIVITIES
Proceeds from sale of Common Stock                                                                  919                  431
Repayments from employees                                                                           147
Principal payments on note payable and long-term debt                                            (1,157)              (1,151)
                                                                                        ----------------    ----------------
    NET CASH USED IN FINANCING ACTIVITIES                                                           (91)                (720)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                            (497)                (182)
                                                                                        ----------------    ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 (1,918)               5,174

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 27,675               12,527
                                                                                        ----------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $ 25,757             $ 17,701
                                                                                        ================    ================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
INTERMAGNETICS GENERAL CORPORATION
Three months ended August 26, 2001
(Dollars in Thousands)
(Unaudited)

                                                                           Accumulated
                                                Additional                    Other                     Notes
                                       Common    Paid-in    Accumulated   Comprehensive  Treasury     Receivable    Comprehensive
                                        Stock    Capital      Deficit     Income (Loss)    Stock    from Employees      Income
                                       ------   ----------  -----------  --------------  --------   --------------   ------------
Balances at May 27, 2001               $1,671    $127,703     ($4,590)      ($2,047)     ($5,821)       ($1,501)
Comprehensive income:
  Net income                                                    3,640                                                    3,640
  Unrealized loss on available for
   sale securities, net                                                        (111)                                      (111)
  Unrealized loss on foreign currency
   translation                                                                 (497)                                      (497)
  Loss on derivative                                                           (104)                                      (104)
  Transitional adjustment                                                      (128)                                      (128)
                                                                                                                     ---------
      Total comprehensive income                                                                                     $   2,800
                                                                                                                     =========
Net repayments                                                                                              147
Issuance of 137,855 shares of
 Common Stock, including exercise of
 stock options and sale of 1,648
 shares to IGC Savings Trust               12         921
                                       ------   ---------   -----------  --------------  --------   --------------   ---------
Balances at August 26, 2001            $1,683   $ 128,224         ($950)        ($2,887)  ($5,821)         ($1,354)
                                       ======   =========   ===========  ==============  ========   ==============

INTERMAGNETICS GENERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position at August 26, 2001 and the results of its operations, cash flows and changes in shareholders' equity for the periods presented. The results for the three months ended August 26, 2001 are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements for the year ended May 27, 2001, filed on Form 10-K on August 27, 2001.

         It is the Company's policy to reclassify prior year consolidated financial statements to conform to current year presentation.

Note B - Earnings Per Common Share

         A summary of the shares used in the calculation of net income per Common Share is shown below:

(Dollars in Thousands, Except Per Share Amounts)

                                                                       Three Months Ended
                                                -----------------------------------------------------------------
                                                        August 26, 2001                   August 27, 2000
                                                --------------------------------  -------------------------------
  Income available to common stockholders                              $ 3,640                            $ 2,427

  Weighted average shares                                           16,104,002                         14,454,118

  Dilutive potential Common Shares:
          Warrants                                                      41,578
          Stock options                                              1,325,036                          1,145,032
                                                                 -------------                    ---------------
  Adjusted weighted average shares                                  17,470,616                         15,599,150
                                                                 =============                    ===============

  Net income per common share:
          Basic                                                         $ 0.23                             $ 0.17
                                                                 =============                    ===============
          Diluted                                                       $ 0.21                             $ 0.16
                                                                 =============                    ===============

Note C - New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligation." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS No. 143 to have a material effect on the Company's financial condition or results of operations.

Note D - Segment and Related Information

         The Company operates in three reportable segments: Magnetic Resonance Imaging ("MRI"), Instrumentation, and Energy Technology. The MRI segment consists primarily of the manufacture and sale of magnets (by the IGC-Magnet Business Group), radio frequency coils (by IGC-Medical Advances Inc.), and low-temperature superconducting wire (by IGC-Advanced Superconductors), all of which are used principally in the medical diagnostic imaging market. The Instrumentation segment consists of the manufacture and sale of refrigeration equipment (by IGC-APD Cryogenics Inc. and IGC-Polycold Systems Inc.), used primarily in ultra-high vacuum applications, industrial coatings, analytical instrumentation, medical diagnostics and semiconductor processing and testing. The Energy Technology segment, operated through IGC SuperPower LLC, is developing second generation, high-temperature superconducting materials that we expect to use in devices designed to enhance capacity, reliability and quality of transmission and distribution of electrical power.

         Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The Company evaluates the performance of its reportable segments based on operating income
(loss).

         Summarized financial information concerning the Company's reportable segments is shown in the following table:

 (Dollars in Thousands)

                                                               Three Months Ended
                                     -----------------------------------------------------------------
                                                                August 26, 2001
                                     -----------------------------------------------------------------
                                       Magnetic
                                      Resonance                             Energy
                                       Imaging        Instrumentation     Technology         Total
                                     -------------    ---------------   -------------    -------------
Net sales to external customers:
   Magnet systems                       $ 24,644                                            $ 24,644
   RF Coils                                3,172                                               3,172
   Superconductive wire                    1,031                                               1,031
   Refrigeration equipment                                 $10,343                            10,343
   Other                                                                      $ 899              899
                                     -------------    --------------    -------------    -------------
      Total                               28,847            10,343              899           40,089
Intersegment net sales                                       1,695                             1,695
Segment operating profit (loss)            6,712               715           (1,467)           5,960
Total assets                            $129,379          $ 18,767           $6,525         $154,671

                                                               Three Months Ended
                                     -----------------------------------------------------------------
                                                                August 27, 2000
                                     -----------------------------------------------------------------
                                       Magnetic
                                      Resonance                             Energy
                                        Imaging       Instrumentation     Technology         Total
                                     -------------    ---------------   -------------    -------------
Net sales to external customers:
   Magnet systems                       $ 16,747                                            $ 16,747
   RF Coils                                3,114                                               3,114
   Superconductive wire                    2,868                                               2,868
   Refrigeration equipment                                  $7,802                             7,802
   Refrigerants                                                922                               922
   Other                                                                      $ 258              258
                                     -------------    --------------    -------------    -------------
      Total                               22,729             8,724              258           31,711
Intersegment net sales                                         681                               681
Segment operating profit (loss)            4,374               687             (626)           4,435
Total assets                            $114,555          $ 18,632           $4,838         $138,025

         The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:

(Dollars in Thousands)

                                                                     Three Months Ended
                                                        ----------------------------------------------
                                                            August 26, 2001           August 27, 2000
                                                        --------------------     ---------------------
Reconciliation of income before income taxes:

  Total profit from reportable segments                            $ 5,960                   $ 4,435
  Change in intercompany profit in ending inventory                   (342)                       32
                                                        --------------------     ---------------------
  Net operating profit                                               5,618                     4,467

Unallocated amounts:
  Interest and other income                                            352                       261
  Interest and other expense                                          (127)                     (776)
                                                        --------------------     ---------------------
Income before income taxes                                         $ 5,843                   $ 3,952
                                                        ====================     =====================

Note E - Business Combinations, Goodwill and Other Intangible Assets

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that identifiable intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001; however, the Company has elected to early adopt the provisions effective May 28, 2001.

The components of other intangibles are as follows:

(Dollars in Thousands)

                                                             As of August 26 2001
                                             ----------------------------------------------------

                                              Gross Carrying      Accumulated          Weighted
                                                  Amount          Amortization       Average Life
                                              --------------      ------------       ------------
Amortized Intangible Assets
  Production Rights                               $8,750             $2,652                 5.5
  Patents                                          3,944                498                17.9
  Trade Name                                         960                228                20.0
  Unpatented Technology                              930                860                 5.0
  Other                                               71                 56                 5.0
                                                 -------             ------              ------
                                                 $14,655             $4,294                 9.8

Aggregate amortization expense for the quarter ended August 26, 2001 was
$529,000

Estimated Amortization Expense:

For the year ended August 2002          $1,938
For the year ended August 2003          $1,845
For the year ended August 2004          $1,845
For the year ended August 2005          $1,845
For the year ended August 2006          $  386

All intangibles are amortized on a straight line basis.

There have been no changes in the carrying amount of goodwill for the quarter ended August 26, 2001. Management will evaluate goodwill for impairment during the quarter ending November 25, 2001 in accordance with SFAS No. 142.

                                             As of August 26, 2001
                                           -------------------------
                                             Gross Carrying Amount
                                           -------------------------
      Non-amoritzed intangible assets
              Goodwill                              $ 6,786
              Core Technology                         6,964
                                                    -------
                                                    $13,750

         The table below shows the effect on net income had FAS 142 been adopted in prior periods.

(Dollars in Thousands, Except Per Share Amounts)

                                                                     Three Months Ended
                                                        ----------------------------------------------
                                                            August 26, 2001           August 27, 2000
                                                        --------------------     ---------------------
  Net income                                                       $ 3,640                   $ 2,427
  Goodwill amortization                                                                          267
                                                        --------------------     ---------------------
  Adjusted net income                                              $ 3,640                   $ 2,694
                                                        ====================     =====================



                                                        Basic       Diluted       Basic       Diluted
                                                       --------- -- ---------    --------- -- ---------

Earnings per Common Share                                .23          .21          .17          .17
Effect of accounting charge                                                        .02          .02
                                                       ---------    ---------    ---------    ---------
Adjusted net income                                      .23          .21          .19          .19
                                                       =========    =========    =========    =========

Note F - Derivative Instruments and Hedging Activities


         On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended by SFAS No. 137, which modified the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS No. 133 at the beginning of the quarter ended August 26, 2001. The adoption of SFAS No. 133 resulted in the recording of a derivative liability of $104K and other comprehensive loss of $104K.

         The Company has entered into interest rate swap agreements to reduce the effect of changes in interest rates on its floating rate long-term debt. At August 26, 2001, the Company had outstanding interest rate swap agreements with a commercial bank, having a total original notional principal amount of approximately $5.735 million. Those agreements effectively change the Company's interest rate exposure on its mortgages due 2005 to a fixed 6.88%. The interest rate swap agreement matures at the time the related notes mature. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement. However, the Company does not anticipate non-performance by the counterparties.

Note G - Subsequent Event


         On October 5, 2001, the Company announced it had signed an agreement to divest its low-temperature superconducting (LTS) materials business, IGC-Advanced Superconductors of Waterbury, Connecticut, for more than $30 million. The purchase price consists of $4 million of notes receivable over two years and the balance in cash. The agreement between Intermagnetics and Outokumpu Copper Products Oy, a subsidiary of the Outokumpu Group of Finland, also includes a six-year strategic supply arrangement under which Intermagnetics will purchase from Outokumpu a substantial portion of the LTS wire it requires internally, primarily for manufacturing superconducting magnet systems for magnetic resonance imaging systems. Intermagnetics will receive up to an additional $4 million if it attains specified levels of LTS wire purchases over the first two years of the agreement. Excluding that payment, the sale is expected to result in a one-time pre-tax gain of approximately $15 million. The sale is expected to close by the end of October 2001.

INTERMAGNETICS GENERAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------

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

Company Overview
----------------

         The Company operates in three reportable operating segments: Magnetic Resonance Imaging ("MRI"), Instrumentation, and Energy Technology. The MRI segment consists primarily of the manufacture and sale of magnets (by the IGC-Magnet Business Group), radio frequency coils (by IGC-Medical Advances Inc.), and low-temperature superconducting wire (by IGC-Advanced Superconductors, also known as IGC-AS), all of which are used principally in the medical diagnostic imaging market. The Instrumentation segment consists of refrigeration equipment produced by two subsidiaries, IGC-APD Cryogenics Inc. (IGC-APD) and IGC-Polycold Systems Inc. (IGC-Polycold), used primarily in ultra-high vacuum applications, industrial coatings, analytical instrumentation, medical diagnostics and semiconductor processing and testing. The Energy Technology segment, operated through IGC SuperPower LLC, a wholly-owned entity, is developing second generation, high-temperature superconducting materials that we expect to use in devices designed to enhance capacity, reliability and quality of transmission and distribution of electrical power.

         Through February 25, 2001, the Company reported its operations in four segments: Electromagnetics, Low-Temperature Superconductors, Refrigeration, and Energy Technology. The change to these segments reflects our continued focus on commercial market applications of core technology. The resulting reporting segments are intended to relate to the primary markets which each serve, rather than the technologies that give rise to individual products. Prior year segment data has been reclassified to conform with current year presentation.

         Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The Company evaluates the performance of its reportable segments based on operating income
(loss). The Company operates on a 52/53 week fiscal year ending the last Sunday during the month of May.

Results Of Operations
---------------------

         For the three months ended August 26, 2001, sales increased approximately 26%, to $40.1 million, from $31.7 million for the same period last year.

         Magnetic Resonance Imaging segment sales were up 27% for the quarter. Magnet system sales were up 47% from last year's first quarter due largely to an increase in customer demand. Sales of RF coils had a nominal increase for the quarter over the same period last year. Sales of superconducting wire were down about 64% for the quarter, due to reduced demand from the segment's largest external customer.

         Instrumentation sales were up 19% for the quarter due to increases in demand for refrigeration equipment products. These increases more than offset the reduction in refrigerant sales resulting from our decision to exit that business.

         Sales of the Energy Technology segment increased by 248% for the quarter due to increased efforts being applied to funded programs. These programs relate principally to second generation HTS materials. We are actively seeking additional strategic partners to assist in the development and marketing of these materials and the devices made therefrom.

         Gross margins increased to $17.2 million, or 43% of sales for the quarter, from $12.8 million, or 40% before restructuring charges, for the same period last year. These increases are due mainly to lower costs, including a stable fixed cost base, increased sales and an improved mix of magnet systems sales.

         Marketing, general and administrative expenses increased by $1.1 million for the quarter, due mainly to expenses related to our higher level of business, such as commissions, compensation and consulting.

         Amortization of intangibles decreased by $293,000 in the three month period due to adoption of FAS 142 (see Note E).

         Operating income for the quarter increased by $1.2 million, or about 26% before restructuring charges.

         Interest expense for the quarter was reduced substantially compared with last year due to the conversion last year of all of our outstanding convertible debentures.

         Based on demonstrated order trends year to date and forecast expectations, we expect higher sales for the balance of the year, particularly in magnet systems. As previously noted, gross margins have improved so far this year as a result of higher sales over a relatively fixed cost base and ongoing cost reduction programs. We expect to expand our product development activities in both the MRI and Instrumentation segments, as well as increase our investment in the Energy Technology segment. The net effect of the above results is our expectation that the increased sales level will result in continued earnings per share growth of between 15 and 20% over last year, even with this increased level of investment. These expectations are based on a number of assumptions, including:

     o   The market for MRI systems continues to grow;
     o   Current order trends for MRI magnets continue;
     o   Reductions in production costs in all business segments continue; and
     o We are able to attract and train the necessary personnel to enable us to increase our production rates and conduct additional product development activities.

     On October 5, 2001, the Company announced it had signed an agreement to divest its low-temperature superconducting (LTS) materials business, IGC-Advanced Superconductors of Waterbury, Connecticut, for more than $30 million. The purchase price consists of $4 million of notes receivable over two years and the balance in cash. The agreement between Intermagnetics and Outokumpu Copper Products Oy, a subsidiary of the Outokumpu Group of Finland, also includes a six-year supply arrangement under which Intermagnetics will purchase from Outokumpu a substantial portion of the LTS wire it requires internally, primarily for manufacturing superconducting magnet systems for magnetic resonance imaging systems. Intermagnetics will receive up to an additional $4 million if it attains specified levels of LTS wire purchases over the first two years of the agreement. Excluding that payment, the sale is expected to result in a one-time pre-tax gain of approximately $15 million. The sale is expected to close by the end of October 2001.

     The Company believes the sale of this division will result in slightly lower than previously expected growth in sales with little or no effect to earnings per share.


Liquidity and Capital Commitments
---------------------------------

         For the first three months of the current fiscal year, we generated approximately $1.3 million of cash from operating activities. We used approximately $2.6 million of cash for capital expenditures to primarily increase capacity at IGC-MBG and IGC-SuperPower, and $1.2 million for repayment of notes payable. See the consolidated statement of cash flows, located elsewhere in this report, for further details on the sources and uses of cash.

         Our capital and resource commitments as of August 26, 2001 consisted of capital equipment commitments of approximately $2.3 million.

         At August 26, 2001, we had a $27 million unsecured line of credit with two banks. During September, the line was increased to $50 million and a third bank was added to the group. Borrowings under the line bear interest at the London Interbank Official Rate (LIBOR) plus 0.5% or prime less 0.5% at our option. The line was not in use during the quarter. It expires in October 2004.

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


                                           INTERMAGNETICS GENERAL CORPORATION



Dated:   October 10, 2001           By:    /s/Glenn H. Epstein
                                           -------------------------------------
                                           Glenn H. Epstein
                                           President and Chief Executive Officer



Dated:   October 10, 2001           By:    /s/Michael C. Zeigler
                                           -------------------------------------
                                           Michael C. Zeigler
                                           Senior Vice President, Finance