Form 10-Q/A
period 2001-08-26
INTERMAGNETICS GENERAL CORP
filed 2001-10-17
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A


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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................17


PART II - OTHER INFORMATION.............................................................................19


SIGNATURES..............................................................................................20

CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                                   August 26,            May 27,
                                                                                      2001                 2001
                                                                                   ----------           ---------
                                                                                   (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                        $   25,757           $  27,675
  Trade accounts receivable, less allowance
    (August 26, 2001 - $642; May 27, 2001 - $496)                                      22,675              21,615
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                                   1,203                 642
  Inventories:
    Consigned products                                                                  3,925               7,176
    Finished products                                                                   1,034               2,142
    Work in process                                                                    17,029              12,768
    Materials and supplies                                                             14,299              12,337
                                                                                   ----------           ---------
                                                                                       36,287              34,423
  Deferred income taxes                                                                 3,362               3,362
  Prepaid expenses and other                                                            1,220               1,228
                                                                                   ----------           ---------
    TOTAL CURRENT ASSETS                                                               90,504              88,945

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                                 1,479               1,479
  Buildings and improvements                                                           18,243              18,243
  Machinery and equipment                                                              42,512              41,604
  Leasehold improvements                                                                  923                 923
                                                                                   ----------           ---------
                                                                                       63,157              62,249
  Less allowances for depreciation and amortization                                    38,767              37,787
                                                                                   ----------           ---------
                                                                                       24,390              24,462
  Equipment in process of construction                                                  4,467               2,801
                                                                                   ----------           ---------
                                                                                       28,857              27,263
INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                                         6,034               6,145
  Other investments                                                                     3,500               3,500
  Goodwill and other non-amortizable intangibles                                       13,750              13,750
  Other intangibles, less accumulated amortization
     (August 26, 2001- $4,294; May 27, 2001 - $3,765)                                  10,361              10,890
  Other assets                                                                          1,665               1,665
                                                                                   ----------           ---------

    TOTAL ASSETS                                                                   $  154,671           $ 152,158
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

The components of other intangibles are as follows:

(Dollars in Thousands)

                                                             As of August 26 2001
                                             ----------------------------------------------------

                                              Gross Carrying      Accumulated          Weighted
                                                  Amount          Amortization       Average Life
                                              --------------      ------------       ------------
Amortized Intangible Assets
  Production Rights                               $8,750             $2,652                 5.5
  Patents                                          3,944                498                17.9
  Trade Name                                         960                228                20.0
  Unpatented Technology                              930                860                 5.0
  Other                                               71                 56                 5.0
                                                 -------             ------              ------
                                                 $14,655             $4,294                 9.8

Aggregate amortization expense for the quarter ended August 26, 2001 was
$529,000

Estimated Amortization Expense:

For the year ending May 2002          $1,938
For the year ending May 2003          $1,845
For the year ending May 2004          $1,845
For the year ending May 2005          $1,845
For the year ending May 2006          $  386

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
                                                       =========    =========    =========    =========

Note F - Derivative Instruments and Hedging Activities

         On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended by SFAS No. 137, which modified the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS No. 133 at the beginning of the quarter ended August 26, 2001. The adoption of SFAS No. 133 resulted in the recording of a derivative liability of $104,000 and other comprehensive loss of $104,000 as well as a transition adjustment of $128,000 recorded as a derivative liability and other comprehensive loss.

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


                                           INTERMAGNETICS GENERAL CORPORATION



Dated:   October 17, 2001           By:    /s/Glenn H. Epstein
                                           -------------------------------------
                                           Glenn H. Epstein
                                           President and Chief Executive Officer



Dated:   October 17, 2001           By:    /s/Michael C. Zeigler
                                           -------------------------------------
                                           Michael C. Zeigler
                                           Senior Vice President, Finance