Form 10-Q
period 2001-11-25
INTERMAGNETICS GENERAL CORP
filed 2002-01-09
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended November 25, 2001
                                               -----------------

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

Common Stock, $.10 par value - 16,399,454 as of January 02, 2002.

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements:

         Consolidated Balance Sheets - November 25, 2001 and May 27, 2001................................3

         Consolidated Income Statements - Three Months and Six Months Ended
           November 25, 2001 and November 26, 2000.......................................................5

         Consolidated Statements of Cash Flows - Six Months Ended
           November 25, 2001 and November 26, 2000.......................................................6

         Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
          Three Months and Six Months Ended November 25, 2001 ...........................................7

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................20


PART II - OTHER INFORMATION.............................................................................21


SIGNATURES..............................................................................................22

CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                        November 25,                May 27,
                                                                            2001                     2001
                                                                         --------                  --------
ASSETS                                                                  (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                              $ 59,347                  $ 27,675
  Trade accounts receivable, less allowance
    (November 25, 2001 - $621; May 27, 2001 - $496)                        19,008                    21,615
  Costs and estimated earnings in excess of
    billings on uncompleted contracts
                                                                              833                       642
  Inventories:
    Consigned products                                                      5,409                     7,176
    Finished products                                                       1,581                     2,142
    Work in process                                                         7,351                    12,768
    Materials and supplies                                                 11,041                    12,337
                                                                         --------                  --------
                                                                           25,382                    34,423
  Deferred income taxes                                                     3,362                     3,362
  Prepaid expenses and other                                                1,304                     1,228
                                                                         --------                  --------
    TOTAL CURRENT ASSETS                                                  109,236                    88,945

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                     1,479                     1,479
  Buildings and improvements                                               14,321                    18,243
  Machinery and equipment                                                  31,722                    41,604
  Leasehold improvements                                                      891                       923
                                                                         --------                  --------
                                                                           48,413                    62,249
  Less allowances for depreciation and amortization                        27,512                    37,787
                                                                         --------                  --------
                                                                           20,901                    24,462
  Equipment in process of construction                                      5,550                     2,801
                                                                         --------                  --------
                                                                           26,451                    27,263

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                             4,826                     6,145
  Other investments                                                                                   3,500
  Goodwill and other non-amortizable intangibles                           13,750                    13,750
  Other intangibles, less accumulated amortization
     (November 25, 2001- $4,780; May 27, 2001 - $3,765)                     9,853                    10,890
  Note receivable                                                           3,812
  Other assets                                                              1,665                     1,665
                                                                         --------                  --------

    TOTAL ASSETS                                                         $169,593                  $152,158
                                                                         ========                  ========


CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                           November 25,                  May 27,
                                                                               2001                        2001
                                                                            ---------                   ---------
LIABILITIES AND SHAREHOLDERS EQUITY                                        (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt                                         $     356                   $   2,445
  Accounts payable                                                              9,648                      10,749
  Salaries, wages and related items                                             6,979                       6,840
  Customer advances and deposits                                                  524                       2,054
  Product warranty reserve                                                      1,553                       1,474
  Accrued income taxes                                                          5,263                       2,143
  Other liabilities and accrued expenses                                        2,634                       2,870
                                                                            ---------                   ---------
    TOTAL CURRENT  LIABILITIES                                                 26,957                      28,575

LONG-TERM DEBT, less current portion                                            6,057                       6,185
DEFERRED INCOME TAXES                                                           2,383                       2,383
DERIVATIVE LIABILITY                                                              310

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      November 25, 2001 - 17,017,210 shares;
      May 27, 2001 - 16,693,997 shares;                                         1,702                       1,671
  Additional paid-in capital                                                  130,861                     127,303
  Notes receivable from employees                                              (1,244)                     (1,501)
  Retained earnings (deficit)                                                   9,437                      (4,590)
  Accumulated other comprehensive loss                                         (1,049)                     (2,047)
                                                                            ---------                   ---------
                                                                              139,707                     120,836
  Less cost of Common Stock in treasury
    November 25, 2001 and May 27, 2001 - 661,282 shares                        (5,821)                     (5,821)
                                                                            ---------                   ---------
                                                                              133,886                     115,015
                                                                            ---------                   ---------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 169,593                   $ 152,158
                                                                            =========                   =========

See notes to consolidated financial statements.

CONSOLIDATED INCOME STATEMENTS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                  Three Months Ended                Six Months Ended
                                            ----------------------------      ---------------------------
                                            November 25,    November 26,      November 25,    November 26,
                                               2001             2000             2001             2000
                                             --------         --------         --------         --------
Net sales                                    $ 38,971         $ 32,425         $ 79,060         $ 64,136

Cost of products sold                          22,937           18,550           45,787           37,456
Recovery of inventory written off in
  restructuring                                                 (1,310)                           (1,348)
                                             --------         --------         --------         --------
                                               22,937           17,240           45,787           36,108
                                             --------         --------         --------         --------

Gross margin                                   16,034           15,185           33,273           28,028

Product research and development                3,689            1,685            7,707            3,247
Marketing, general and administrative           6,579            7,117           13,655           13,170
Amortization of intangible assets                 486              774            1,013            1,535
                                             --------         --------         --------         --------
                                               10,754            9,576           22,375           17,952
                                             --------         --------         --------         --------

Operating income                                5,280            5,609           10,898           10,076
Interest and other income                         703              319            1,055              580
Interest and other expense                       (180)            (814)            (307)          (1,590)
Gain on sale of division                       15,376                            15,376
Write down of investments                      (6,290)                           (6,290)
                                             --------         --------         --------         --------
Income  before income taxes                    14,889            5,114           20,732            9,066
Provision for income taxes                      4,502            1,974            6,705            3,500
                                             --------         --------         --------         --------

NET INCOME                                   $ 10,387         $  3,140         $ 14,027         $  5,566
                                             ========         ========         ========         ========

Net Income per Common Share:
  Basic                                      $   0.64         $   0.20         $   0.87         $   0.37
                                             ========         ========         ========         ========
  Diluted                                    $   0.60         $   0.18         $   0.81         $   0.34
                                             ========         ========         ========         ========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)
(Unaudited)

                                                                                             Six Months Ended
                                                                                  ---------------------------------------
                                                                                  November 25,               November 26,
                                                                                      2001                       2000
                                                                                    --------                   --------
OPERATING ACTIVITIES
Net income                                                                          $ 14,027                   $  5,566
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                      2,935                      3,564
    Gain on sale of division                                                         (15,376)
    Write down of investments                                                          6,290
    Stock based compensation                                                             326                        367
    (Gain) Loss on disposal of assets                                                     14                        (14)
    Accrued interest and premium on debt conversion                                                               1,555
    Change in operating assets and liabilities
         (excluding changes resulting from sale of division):
      Decrease in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                       1,303                      3,741
      (Increase) in inventories and prepaid expenses and other                        (2,629)                    (2,157)
       Increase(decrease) in accounts payable and accrued expenses                       (68)                     4,589
                                                                                    --------                   --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                           6,822                     17,211

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                            (5,385)                    (2,838)
Proceeds from the sale of property, plant and equipment                                                              42
Proceeds from sale of division                                                        29,771
Purchase of other intangibles                                                                                    (1,000)
                                                                                    --------                   --------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               24,386                     (3,796)

FINANCING ACTIVITIES
Proceeds from sale of Common Stock                                                     2,588                      1,591
Repayments of note receivable from employees                                             257
Principal payments on note payable and long-term debt                                 (2,217)                    (1,231)
                                                                                    --------                   --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                            628                        360

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (164)                       (97)
                                                                                    --------                   --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                 31,672                     13,678

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      27,675                     12,527
                                                                                    --------                   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 59,347                   $ 26,205
                                                                                    ========                   ========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY AND COMPREHENSIVE INCOME
INTERMAGNETICS GENERAL CORPORATION
Three months and six months ended November 25, 2001
(Dollars in Thousands)
(Unaudited)

                                                                                                   Accumulated
                                                                        Additional    Retained        Other
                                                              Common     Paid-in      Earnings    Comprehensive   Treasury
                                                               Stock     Capital      (Deficit)   Income (Loss)     Stock
                                                              -------   ----------    ---------   -------------   ---------
Balances at May 27, 2001                                       $1,671    $127,303     $(4,590)       $(2,047)      $(5,821)

Comprehensive income:
   Net Income                                                                           3,640
   Unrealized loss on available for sale securities, net                                                (111)
   Unrealized loss on foreign currency translation                                                      (497)
   Loss on derivative                                                                                   (104)
   Transitional adjustment - on derivatives                                                             (128)

         Total  comprehensive income

Net repayments
Issuance of 137,855 shares of Common Stock ,
 including exercise of stock options and sale of 1,648
 shares to IGC Savings Trust                                       12         921
                                                               ------    --------     -------        -------       -------

Balances at August 26, 2001                                    $1,683    $128,224     $  (950)       $(2,887)      $(5,821)
                                                               ======    ========     =======        =======       =======

Comprehensive income:
   Net Income                                                                          10,387
   Reclassification adjustments - write down of investments                                            1,583
   Unrealized gain on foreign currency translation                                                       333
   Loss on derivative                                                                                    (78)

         Total  comprehensive income

Repayments of note receivable from employees
Stock based compensation                                                      987
Issuance of 185,479 shares of Common Stock ,
 including exercise of stock options and sale of 6,025
 shares to IGC Savings Trust                                       19       1,668
Stock dividend adjustment of (121) shares and
 payments for fractional shares                                               (18)
                                                               ------    --------     -------        -------       -------

Balances at November 25, 2001                                  $1,702    $130,861     $ 9,437        $(1,049)      $(5,821)
                                                               ======    ========     =======        =======       =======

                               [RESTUBBED TABLE]

                                                                    Notes
                                                                  Receivable     Comprehensive
                                                                from Employees      Income
                                                                --------------   -------------
Balances at May 27, 2001                                           $(1,501)

Comprehensive income:
   Net Income                                                                        3,640
   Unrealized loss on available for sale securities, net                              (111)
   Unrealized loss on foreign currency translation                                    (497)
   Loss on derivative                                                                 (104)
   Transitional adjustment - on derivatives                                           (128)
                                                                                   -------
         Total  comprehensive income                                               $ 2,800
                                                                                   =======
Net repayments                                                         147
Issuance of 137,855 shares of Common Stock ,
 including exercise of stock options and sale of 1,648
 shares to IGC Savings Trust
                                                                   -------

Balances at August 26, 2001                                        $(1,354)
                                                                   =======

Comprehensive income:
   Net Income                                                                       10,387
   Reclassification adjustments - write down of investments                          1,583
   Unrealized gain on foreign currency translation                                     333
   Loss on derivative                                                                  (78)
                                                                                   -------
         Total  comprehensive income                                               $12,225
                                                                                   =======
Repayments of note receivable from employees                           110
Stock based compensation
Issuance of 185,479 shares of Common Stock ,
 including exercise of stock options and sale of 6,025
 shares to IGC Savings Trust
 Stock dividend adjustment of (121) shares and
 payments for fractional shares
                                                                   -------

Balances at November 25, 2001                                      $(1,244)
                                                                   =======

See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position at November 25, 2001 and the results of its operations, cash flows and changes in shareholders' equity for the periods presented. The results for the six months ended November 25, 2001 are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements for the year ended May 27, 2001, filed on Form 10-K on August 27, 2001.

         It is the Company's policy to reclassify prior year consolidated financial statements to conform to current year presentation.

Note B - Earnings Per Common Share

         A summary of the shares used in the calculation of net income per Common Share is shown below:

(Dollars in Thousands, Except Per Share Amounts)

                                                      Three Months Ended                    Six Months Ended
                                               ------------------------------       -------------------------------
                                                  Nov. 25,           Nov. 26,           Nov. 25,          Nov. 26,
                                                   2001               2000               2001               2000
                                               -----------        -----------        -----------        -----------
Income available to common stockholders        $    10,387        $     3,140        $    14,027        $     5,566

Weighted average shares                         16,229,361         15,518,242         16,166,681         14,986,179

Dilutive potential common shares:
     Warrants                                       32,345             18,810             37,425              2,670
     Stock options                               1,120,471          1,450,904          1,155,538          1,301,479
                                               -----------        -----------        -----------        -----------

Adjusted weighted average shares                17,382,177         16,987,956         17,359,644         16,290,328
                                               ===========        ===========        ===========        ===========

Net income per common share:
     Basic                                     $      0.64        $      0.20        $      0.87        $      0.37
                                               ===========        ===========        ===========        ===========
     Diluted                                   $      0.60        $      0.18        $      0.81        $      0.34
                                               ===========        ===========        ===========        ===========

Note C - New Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144") which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. SFAS No. 144 is effective for the Company for the first quarter of Fiscal 2003. Management is reviewing to determine the impact that the adoption of SFAS No. 144 will have on the Company's consolidated financial statements

Note D - Segment and Related Information

         The Company operates in three reportable segments: Magnetic Resonance Imaging ("MRI"), Instrumentation, and Energy Technology. The MRI segment consists primarily of the manufacture and sale of magnets (by the IGC-Magnet Business Group) and radio frequency coils (by IGC-Medical Advances Inc.), which are used principally in the medical diagnostic imaging market. Until October 25, 2001 this segment also included the manufacture and sale of low-temperature superconducting wire (by IGC-Advanced Superconductors, also known as IGC-AS). The Company sold substantially all of the assets of IGC-AS on October 25, 2001. The Instrumentation segment consists of the manufacture and sale of refrigeration equipment (by IGC-APD Cryogenics Inc. and IGC-Polycold Systems Inc.), used primarily in ultra-high vacuum applications, industrial coatings, analytical instrumentation, medical diagnostics and semiconductor processing and testing. The Energy Technology segment, operated through IGC SuperPower LLC, is developing second generation, high-temperature superconducting (HTS) materials that we expect to use in devices designed to enhance capacity, reliability and quality of transmission and distribution of electrical power.

         Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The Company evaluates the performance of its reportable segments based on operating income
(loss).

         Summarized financial information concerning the Company's reportable segments is shown in the following table:

 (Dollars in Thousands)

                                                          Three Months Ended
                                     ------------------------------------------------------------
                                                           November 25, 2001
                                     ------------------------------------------------------------
                                       Magnetic
                                      Resonance                         Energy
                                       Imaging      Instrumentation   Technology          Total
                                       --------     ---------------   ----------         --------
Net sales to external customers:
   Magnet systems                      $ 25,847                                          $ 25,847
   RF Coils                               3,843                                             3,843
   Superconductive wire                   1,061                                             1,061
   Refrigeration equipment                             $  7,568                             7,568
   Other                                                                $    652              652
                                       --------        --------         --------         --------
      Total                              30,751           7,568              652           38,971
Intersegment net sales                                    1,236                             1,236
Segment operating profit (loss)           6,790            (426)          (1,659)           4,705
Total assets                           $146,177        $ 16,048         $  7,368         $169,593

                                                          Three Months Ended
                                     ------------------------------------------------------------
                                                           November 26, 2000
                                     ------------------------------------------------------------
                                       Magnetic
                                      Resonance                         Energy
                                       Imaging      Instrumentation   Technology          Total
                                       --------     ---------------   ----------         --------

Net sales to external customers:
   Magnet systems                      $ 15,913                                         $ 15,913
   RF Coils                               3,372                                            3,372
   Superconductive wire                   2,318                                            2,318
   Refrigeration equipment                             $ 10,186                           10,186
   Refrigerants                                             331                              331
   Other                                                               $    305              305
                                       --------        --------        --------         --------
      Total                              21,603          10,517             305           32,425
Intersegment net sales                                      910                              910
Segment operating profit (loss)           3,915           2,767            (780)           5,902
Total assets                           $118,684        $ 18,310        $  5,189         $142,183

(Dollars in Thousands)

                                                           Six Months Ended
                                     ------------------------------------------------------------
                                                           November 25, 2001
                                     ------------------------------------------------------------
                                       Magnetic
                                      Resonance                         Energy
                                       Imaging      Instrumentation   Technology          Total
                                       --------     ---------------   ----------         --------
Net sales to external customers:
   Magnet systems                      $ 50,491                                         $ 50,491
   RF Coils                               7,015                                            7,015
   Superconductive wire                   2,092                                            2,092
   Refrigeration equipment                             $ 17,911                           17,911
   Other                                                               $  1,551            1,551
                                       --------        --------        --------         --------
      Total                              59,598          17,911           1,551           79,060
Intersegment net sales                                    2,931                            2,931
Segment operating profit (loss)          13,502             289          (3,126)          10,665
Total assets                           $146,177        $ 16,048        $  7,368         $169,593


                                                           Six Months Ended
                                     ------------------------------------------------------------
                                                           November 26, 2000
                                     ------------------------------------------------------------
                                       Magnetic
                                      Resonance                         Energy
                                       Imaging      Instrumentation   Technology          Total
                                       --------     ---------------   ----------         --------
Net sales to external customers:
   Magnet systems                      $ 32,660                                         $ 32,660
   RF Coils                               6,486                                            6,486
   Superconductive wire                   5,186                                            5,186
   Refrigeration equipment                             $ 17,988                           17,988
   Refrigerants                                           1,253                            1,253
   Other                                                               $    563              563
                                       --------        --------        --------         --------
      Total                              44,332          19,241             563           64,136
Intersegment net sales                                    1,591                            1,591
Segment operating profit (loss)           8,289           3,454          (1,406)          10,337
Total assets                           $118,684        $ 18,310        $  5,189         $142,183

         The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:

(Dollars in Thousands)

                                                                  Three Months Ended
                                                      -------------------------------------------
                                                      November 25, 2001         November 26, 2000
                                                      -----------------         -----------------
Reconciliation of income before income taxes:

  Total profit from reportable segments                    $  4,705                   $  5,902
  Change in Intercompany profit in ending inventory             575                       (293)
                                                           --------                   --------
  Net operating profit                                        5,280                      5,609

Unallocated amounts:
  Interest and other income                                     703                        319
  Interest and other expense                                   (180)                      (814)
  Gain on sale of division                                   15,376
  Write down of investments                                  (6,290)
                                                           --------                   --------
Income before income taxes                                 $ 14,889                   $  5,114
                                                           ========                   ========

                                                                      Six Months Ended
                                                        -------------------------------------------
                                                        November 25, 2001         November 26, 2000
                                                        -----------------         -----------------
Reconciliation of income before income taxes:

  Total profit from reportable segments                    $ 10,665                   $ 10,337
  Change in Intercompany profit in ending inventory             233                       (261)
                                                           --------                   --------
  Net operating profit                                       10,898                     10,076

Unallocated amounts:
  Interest and other income                                   1,055                        580
  Interest and other expense                                   (307)                    (1,590)
  Gain on sale of division                                   15,376
  Write down of investments                                  (6,290)
                                                           --------                   --------
Income before income taxes                                 $ 20,732                   $  9,066
                                                           ========                   ========

Note E - Goodwill and Other Intangible Assets

         In July 2001, Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that ratable amortization of goodwill and other intangibles with indefinite lives be replaced with periodic tests of the goodwill's impairment and that identifiable intangible assets other than goodwill be amortized over their useful lives. The Company adopted this provision effective May 28, 2001.

The components of other intangibles are as follows:

(Dollars in Thousands)

                                                                     As of November 25, 2001
                                                 ----------------------------------------------------------------
                                                   Gross Carrying          Accumulated         Weighted Average
                                                       Amount              Amortization              Life
                                                 -------------------    -------------------   -------------------
Amortized Intangible Assets
     Production Rights                                       $8,750                 $3,049                   5.5
     Patents                                                  3,921                    562                  17.9
     Trade Name                                                 960                    252                  20.0
     Unpatented Technology                                      930                    884                   5.0
     Other                                                       71                     33                   5.0
                                                 -------------------    -------------------   -------------------
                                                            $14,632                 $4,780                   9.8


Aggregate amortization expense for the quarter and six months ended November 25, 2001 was $486,000 and $1,013,000, respectively.

Estimated Amortization Expense:

For the year ending May 2002                $1,938
For the year ending May 2003                $1,845
For the year ending May 2004                $1,845
For the year ending May 2005                $1,845
For the year ending May 2006                $  386

All intangibles are amortized on a straight-line basis.

         The table below shows the effect on net income had FAS 142 been adopted in prior periods.

(Dollars in Thousands, Except Per Share Amounts)

                                      Three Months Ended                          Six Months Ended
                               ------------------------------------    -----------------------------------
                                 Nov. 25, 2001       Nov. 26, 2000      Nov. 25, 2001        Nov. 26, 2000
                               ----------------    ----------------    ---------------     ----------------
Net income                            $ 10,387             $ 3,140           $ 14,027              $ 5,566

Goodwill amortization                                          303                                     570
                               ----------------    ----------------    ---------------     ----------------

Adjusted net income                   $ 10,387             $ 3,443           $ 14,027              $ 6,136
                               ================    ================    ===============     ================


                                Basic   Diluted    Basic    Diluted    Basic   Diluted     Basic   Diluted
                               ----------------    ----------------    ---------------     ---------------

Earnings per common share      $.64        $.60    $.20        $.18    $.87       $.81     $.37       $.34


Effect of accounting change                         .02         .02                         .04        .04
                               ----------------    ----------------    ---------------     ---------------

Adjusted net income            $.64        $.60    $.22        $.20    $.87       $.81     $.41       $.38
                               ================    ================    ===============     ===============

Note F - Derivative Instruments and Hedging Activities

         On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended by SFAS No. 137, which modified the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS No. 133 at the beginning of the quarter ended August 26, 2001. This resulted in the recording of a derivative liability of $104,000 and other comprehensive loss of $104,000, as well as a transition adjustment of $128,000 recorded as a derivative liability and other comprehensive loss for the first quarter. For the quarter ended November 25, 2001 the Company recorded an additional other comprehensive loss of $78,000.

         The Company has entered into interest rate swap agreements to reduce the effect of changes in interest rates on certain of its floating rate long-term debt. At November 25, 2001, the Company had outstanding interest rate swap agreements with a commercial bank, having a total original notional principal amount of approximately $5.735 million. Those agreements effectively change the Company's interest rate exposure on its mortgages due 2005 to a fixed 6.88%. The interest rate swap agreement matures at the time the related notes mature. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement. However, the Company does not anticipate non-performance by the counterparties.

Note G - Sale of IGC-Advanced Superconductors

         On October 25, 2001, the Company sold substantially all of the assets of IGC-AS, a division that manufactures low temperature superconducting wire and tape. The sale was subject to a purchase agreement, dated October 4, 2001, between the Company and Outokumpu Copper Products Oy and Outokumpu Advanced Superconductors Inc. (together, the "Purchasers"). The purchase consideration was arrived at by arms length negotiation and consisted of $29.8 million in cash paid on October 25 and the recording of a note receivable of $4 million, with a net present value of $3.8 million, due in two years from the closing date. The net pretax gain from the sale was $15.4 million. The agreement also includes a six-year strategic supply arrangement under which the Company will purchase from Outokumpu a substantial portion of the LTS wire it requires internally, primarily for manufacturing superconducting magnet systems for magnetic resonance imaging systems. The Company can earn up to $4 million as a performance payment if it attains specified levels of LTS wire purchases over the next two years. In connection with the sale of IGC-AS, the Company has recorded a liability related to environmental investigation and potential remediation costs to be incurred by the Company under certain property transfer laws of the State of Connecticut. The Company has estimated that such costs will approximate $1.5 million.

Note I - Investments

         On November 25, 2001, the Company wrote down to fair market value certain equity investments. The write down amounted to $6.3 million and was due to a decline in the fair value of the investments which, in the opinion of management, is other than temporary or permanent.

Note J - Subsequent Event

         On January 8, 2002, the Company announced that it had signed a definitive agreement to sell the helium-related portion of the subsidiary IGC-APD Cryogenics' (APD) business for about $10 million. The sale to Sumitomo Heavy Industries (SHI) of Japan includes all helium-related assets and liabilities. The mixed-gas portion of the refrigeration systems business, currently conducted at APD's Allentown, Pennsylvania facility, will be integrated into IGC-Polycold Systems' new facility in Petaluma, California. The company also announced a strategic six-year supply agreement with SHI, under which the Company will purchase shield coolers used in production of its magnetic resonance imaging (MRI) magnet systems. The Company currently purchases all of its shield coolers from either SHI or APD. The sale is expected to close in February 2002.

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

Company Overview
----------------

         The Company operates in three reportable operating segments: Magnetic Resonance Imaging ("MRI"), Instrumentation, and Energy Technology. The MRI segment consists primarily of the manufacture and sale of magnets (by the IGC-Magnet Business Group) and radio frequency coils (by IGC-Medical Advances Inc.), which are used principally in the medical diagnostic imaging market. Until October 25, 2001 this segment also included the manufacture and sale of low-temperature superconducting wire (by IGC-Advanced Superconductors, also known as IGC-AS). The Company sold substantially all of the assets of IGC-AS on October 25, 2001. The Instrumentation segment consists of refrigeration equipment produced by two subsidiaries, IGC-APD Cryogenics Inc. (IGC-APD) and IGC-Polycold Systems Inc. (IGC-Polycold), used primarily in ultra-high vacuum applications, industrial coatings, analytical instrumentation, medical diagnostics and semiconductor processing and testing. The Energy Technology segment, operated through IGC SuperPower LLC, a wholly owned entity, is developing second generation, high-temperature superconducting materials that we expect to use in devices designed to enhance capacity, reliability and quality of transmission and distribution of electrical power.

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

Results Of Operations
---------------------

         For the three months ended November 25, 2001, sales increased approximately 20% to $38.9 million, from $32.4 million for the same period last year. Sales for the first half of the current fiscal year were up about 23% to $79.1 million from $64.1 million last year.

         Magnetic Resonance Imaging segment sales were up 42% or $9.2 million for the quarter and 34% or $15.3 million for six months. Magnet system sales were up 62% from last year's second quarter and 55% year-to-date due largely to an increase in customer demand. Sales of RF coils had a nominal increase for the quarter and six months over the same period last year. Sales of superconducting wire were down about 54% for the quarter and 60% for the year. In addition to reduced demand from the division's largest external customer, the division was sold on October 25, 2001, and was therefore included in operations for five weeks less in both the quarter and six months than in the same periods last year.

         Instrumentation sales declined 28% or about $3.0 million for the quarter due to a decrease in product demand resulting from a slow down in the markets in which this segment's products are used as well as reduced shipments to accommodate our move to a new facility and a discontinuation of the refrigerant gas business. Sales for the current six month period ended decreased approximately 7% or $1.3 million due primarily to our decision to exit the refrigerant business, along with relatively flat sales for the remainder of this segment due to weakness in the Instrumentation markets.

         Sales of the Energy Technology segment increased by 113% or $346,000 and 175% or $990,000 for the quarter and year-to-date, respectively, as a result of increased efforts being applied to funded programs. These programs relate principally to second generation HTS materials and first generation devices. We are actively seeking additional strategic partners to assist in the development and marketing of second-generation materials and related devices.

         Gross margins increased to $16.0 million or 41% of sales for the quarter, from $13.9 million or 43% before restructuring charges for the same quarter last year. Gross margins for the current six months increased to $33.3 million or 42% of sales, from $26.7 million or 42% of sales. These increases are due mainly to increased sales.

         Marketing, general and administrative expenses decreased by $538,000 from the same quarter last year and increased by $485,000 for the six months compared to the same period last year. The decrease in the quarter is primarily related to the fact that last year included one time costs of $881,000. Additionally, the current quarter had reduced expenses from the sale of the LTS wire division, partially offset by increased compensation costs due to improved performance, primarily in the MRI segment.

         Amortization of intangibles decreased by $288,000 in the three month period and $522,000 for the six month period due to adoption of SFAS 142 (see Note E).

         Product research and development increased 118% to $3.7 million from $1.7 million for the three months and 133% to $7.7 million from $3.3 million for the six months. The increase in the quarter and six months is due primarily to programs to develop new magnet systems, application of refrigeration technology for the Instrumentation markets and a substantial increase in the Company's HTS activities.

         As a result of the foregoing, operating income increased by approximately $1.0 million or about 23% and by $2.2 million or about 25% for the quarter and for the current six months, respectively, before last year's recovery of restructuring charges.

         Interest income for the quarter and year-to-date increased due to additional cash on hand. Interest expense for the quarter and the six months ended was reduced substantially compared with last year due to the conversion of all of our outstanding convertible debentures. During the quarter, the Company evaluated the probability of realizing the value of our investments in Ultralife Batteries and Kryotech. As a result the Company determined these investments were impaired and accordingly wrote down the Ultralife Batteries to current market value and Kryotech to zero (see Note I).

     On October 25, 2001, the Company sold its low-temperature superconducting
(LTS) materials business, IGC-AS of Waterbury, Connecticut, for approximately $33.5 million. The purchase price consisted of a $4 million note payable in two years, which was recorded at its present value of $3.8 million, and the balance in cash. The agreement between Intermagnetics and Outokumpu Copper Products Oy, a subsidiary of the Outokumpu Group of Finland, also includes a six-year strategic supply arrangement that will expand Outokumpu's existing superconducting materials business. Intermagnetics will purchase from Outokumpu a substantial portion of the LTS wire it requires internally, primarily for manufacturing superconducting magnet systems for magnetic resonance imaging systems. Intermagnetics will receive up to an additional $4 million if it attains specified levels of LTS wire purchases over the first two years of the agreement. Excluding that payment, the sale resulted in a one-time pre-tax gain of approximately $15.4 million.

         On January 8, 2002, the Company announced that it had signed a definitive agreement to sell the helium-related portion of the subsidiary IGC-APD Cryogenics' (APD) business for about $10 million. The sale to Sumitomo Heavy Industries (SHI) of Japan includes all helium-related assets and liabilities. The mixed-gas portion of the refrigeration systems business, currently conducted at APD's Allentown, Pennsylvania facility, will be integrated into IGC-Polycold Systems' new facility in Petaluma, California. The company also announced a strategic six-year supply agreement with SHI, under which the Company will purchase shield coolers used in production of its magnetic resonance imaging (MRI) magnet systems. The Company currently purchases all of its shield coolers from either SHI or APD. The sale is expected to close in February 2002.

         We expect higher sales for the balance of the year in the MRI segment, particularly in magnet systems. Sales in the Instrumentation segment will be lower due to the previously mentioned slow down in order rates and the expected sale of the helium-related portion of APD. In total, we expect sales to increase by 12 to 15% over last year, even after the sale of the LTS business. As previously noted, gross margins have improved so far this year as a result of higher sales. We expect to expand our product development activities in both the MRI and Instrumentation segments, as well as increase our investment in the Energy Technology segment. We believe the net effect of these factors will be continued earnings per share growth of between 17 and 20% over last year, even with this increased level of investment. These expectations are based on a number of assumptions, including:

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

Liquidity and Capital Commitments
---------------------------------

         For the first six months of the current fiscal year, we generated approximately $6.8 million of cash from operating activities and approximately $30 million from the sale the LTS division. We used approximately $5.4 million of cash for capital expenditures to increase capacity at IGC-MBG and IGC-SuperPower, and $2.2 million for repayment of notes payable. Our net cash position reached nearly $60 million. See the consolidated statement of cash flows, located elsewhere in this report, for further details on the sources and uses of cash.

         Our capital and resource commitments as of November 25, 2001 consisted of capital equipment commitments of approximately $3.3 million.

         At August 26, 2001, we had a $27 million unsecured line of credit with two banks. During September 2001, the line was increased to $50 million and a third bank was added to the group. Borrowings under the line bear interest at the London Interbank Offered Rate (LIBOR) plus 0.5% or prime less 0.5% at our option. The line was not in use during the quarter or year. It expires in October 2004.

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

PART II:  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


(a) The 2001 Annual Meeting of Shareholders of the Company was held on November 14, 2001.


(b)( i ) At the Annual Meeting, the Shareholders of the Company elected to the Board of Directors all three nominees for director with the following vote:


--------------------------------------------------------------------------------
                                                                        BROKER
   DIRECTOR                 FOR           WITHHELD       ABSTAIN      NON-VOTES
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Michael E. Hoffman       14,413,735       141,345          --             --
--------------------------------------------------------------------------------
Thomas L. Kempner        14,414,859       140,221          --             --
--------------------------------------------------------------------------------
Sheldon Weinig           14,413,735       141,345          --             --
--------------------------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
              None


(b)      Reports on Form 8-K
              On November 8, 2001, the Company filed an 8-K with respect to the disposition of substantially all of the assets and liabilities of IGC-Advanced Superconductors.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       INTERMAGNETICS GENERAL CORPORATION



Dated: January 9, 2002            By: /s/ Glenn H. Epstein
                                      -----------------------------------------
                                          Glenn H. Epstein
                                          President and Chief Executive Officer



Dated: January 9, 2002            By: /s/ Michael K. Burke
                                      -----------------------------------------
                                          Michael K. Burke
                                          Executive Vice President and
                                          Chief Financial Officer