Form 10-Q
period 2002-02-24
INTERMAGNETICS GENERAL CORP
filed 2002-04-10
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 24, 2002
                                               -----------------

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

            450 Old Niskayuna Road, PO Box 461, Latham, NY 12110-0461
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (518) 782-1122
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

Common Stock, $.10 par value - 16,565,589 as of March 29, 2002.

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements:

         Consolidated Balance Sheets - February 24, 2002 and May 27, 2001................................3

         Consolidated Income Statements - Three Months and Nine Months Ended
           February 24, 2002 and February 25, 2001.......................................................5

         Consolidated Statements of Cash Flows - Nine Months Ended
           February 24, 2002 and February 25, 2001.......................................................6

         Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
           Nine Months Ended February 24, 2002 ..........................................................7

         Notes to Consolidated Financial Statements......................................................8

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................................17

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................23

PART II - OTHER INFORMATION.............................................................................24


SIGNATURES..............................................................................................25


CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                 February 24,        May 27,
                                                                     2002             2001
                                                                 ------------       --------
ASSETS                                                           (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                        $ 69,173         $ 27,675
  Trade accounts receivable, less allowance
    (February 24, 2002 - $285; May 27, 2001 - $496)                  21,037           21,615
  Costs and estimated earnings in excess of
    billings on uncompleted contracts
                                                                        407              642
  Inventories:
    Consigned products                                                3,059            7,176
    Finished products                                                 1,133            2,142
    Work in process                                                   9,037           12,768
    Materials and supplies                                            8,440           12,337
                                                                   --------         --------
                                                                     21,669           34,423
  Deferred income taxes                                               3,362            3,362
  Prepaid expenses and other                                          1,666            1,228
                                                                   --------         --------
    TOTAL CURRENT ASSETS                                            117,314           88,945

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                               1,128            1,479
  Buildings and improvements                                         12,172           18,243
  Machinery and equipment                                            31,329           41,604
  Leasehold improvements                                                792              923
                                                                   --------         --------
                                                                     45,421           62,249
  Less allowances for depreciation and amortization                  23,269           37,787
                                                                   --------         --------
                                                                     22,152           24,462
  Equipment in process of construction                                5,647            2,801
                                                                   --------         --------
                                                                     27,799           27,263

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                       3,377            6,145
  Other investments                                                                    3,500
  Goodwill                                                           13,750           13,750
  Other intangibles, less accumulated amortization
     (February 24, 2002- $5,141; May 27, 2001 - $3,765)               9,237           10,890
  Note receivable                                                     3,836
  Other assets                                                        1,665            1,665
                                                                   --------         --------

    TOTAL ASSETS                                                   $176,978         $152,158
                                                                   ========         ========


CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)


                                                                                February 24,   May 27,
                                                                                    2002        2001
                                                                                 ---------    ---------
LIABILITIES AND SHAREHOLDERS EQUITY                                             (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt                                              $     263    $   2,445
  Accounts payable                                                                  12,709       10,749
  Salaries, wages and related items                                                  6,834        6,840
  Customer advances and deposits                                                     1,323        2,054
  Product warranty reserve                                                           1,229        1,474
  Accrued income taxes                                                               5,671        2,143
  Other liabilities and accrued expenses                                             2,106        2,870
                                                                                 ---------    ---------
    TOTAL CURRENT  LIABILITIES                                                      30,135       28,575

LONG-TERM DEBT, less current portion                                                 4,740        6,185
DEFERRED INCOME TAXES                                                                2,383        2,383
DERIVATIVE LIABILITY                                                                   296

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      February 24, 2002 - 17,144,473 shares;
      May 27, 2001 - 16,693,997 shares;                                              1,714        1,671
  Additional paid-in capital                                                       132,539      127,303
  Notes receivable from employees                                                   (1,174)      (1,501)
  Retained earnings (deficit)                                                       12,555       (4,590)
  Accumulated other comprehensive loss                                                (389)      (2,047)
                                                                                 ---------    ---------
                                                                                   145,245      120,836
  Less cost of Common Stock in treasury
    February 24, 2002 and May 27, 2001 - 661,282 shares                             (5,821)      (5,821)
                                                                                 ---------    ---------
                                                                                   139,424      115,015
                                                                                 ---------    ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 176,978    $ 152,158
                                                                                 =========    =========

See notes to consolidated financial statements.

CONSOLIDATED INCOME STATEMENTS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                       Three Months Ended               Nine Months Ended
                                                ------------------------------    -----------------------------
                                                February 24,      February 25,    February 24,     February 25,
                                                   2002              2001             2002             2001
                                                ------------      ------------    ------------     ------------

Net sales                                        $  37,201        $  34,297        $ 116,260        $   98,433

Cost of products sold                               22,582           20,196           68,368            57,706
Recovery of inventory written off in
    restructuring                                                       (13)                            (1,361)
                                                 ---------        ---------        ---------        ----------
                                                    22,582           20,183           68,368            56,345
                                                 ---------        ---------        ---------        ----------

Gross margin                                        14,619           14,114           47,892            42,088

Product research and development                     3,278            2,684           10,985             5,931
Marketing, general and administrative                6,683            6,156           20,338            19,273
Amortization of intangible assets                      488              773            1,501             2,308
                                                 ---------        ---------        ---------        ----------
                                                    10,449            9,613           32,824            27,512
                                                 ---------        ---------        ---------        ----------

Operating income                                     4,170            4,501           15,068            14,576

Interest and other income                              343              381            1,399               961
Interest and other expense                            (201)            (175)            (508)           (1,765)
Gain on sale of divisions                               10                            15,385
Write down of investments                                                             (6,290)
Realized gain on available for sale securities         230                               230
                                                 ---------        ---------        ---------        ----------
Income before income taxes                           4,552            4,707           25,284            13,772
Provision for income taxes                           1,434            1,817            8,139             5,316
                                                 ---------        ---------        ---------        ----------
NET INCOME                                       $   3,118        $   2,890        $  17,145        $    8,456
                                                 =========        =========        =========        ==========
Net Income per Common Share:
  Basic                                          $    0.19        $    0.18        $    1.05        $     0.56
                                                 =========        =========        =========        ==========
  Diluted                                        $    0.18        $    0.17        $    0.99        $     0.51
                                                 =========        =========        =========        ==========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)
(Unaudited)

                                                                                               Nine Months Ended
                                                                                       -------------------------------
                                                                                       February 24,       February 25,
                                                                                           2002               2001
                                                                                       ------------       ------------
OPERATING ACTIVITIES
Net income                                                                               $ 17,145           $  8,456
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                           4,315              5,349
    Gain on sale of divisions                                                             (15,385)
    Write down of investments                                                               6,290
    Realized gain on available for sale securities                                           (230)
    Stock based compensation                                                                  465                367
    Proceeds from sale of assets                                                                               1,812
    Loss on disposal of assets                                                                127                122
    Change in discount on note receivable                                                     (32)
    Premium on debt conversion                                                                                 1,037
    Change in operating assets and liabilities (excluding changes resulting from sale of divisions):
      (Increase) decrease in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                           (1,987)             2,417
      (Increase) in inventories and prepaid expenses and other                             (2,965)            (9,122)
       Increase in accounts payable and accrued expenses                                    2,267              7,182
                                                                                         --------           --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                               10,010             17,620

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                                (10,004)            (3,565)
Proceeds from the sale of property, plant and equipment                                                           42
Proceeds from sale of divisions                                                            39,002
Proceeds from available for sale securities                                                 1,300
Purchase of other intangibles                                                                                 (1,000)
                                                                                         --------           --------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    30,298             (4,523)

FINANCING ACTIVITIES
Proceeds from sale of Common Stock                                                          3,336              2,041
Repayments of note receivable from employees                                                  327
Principal payments on note payable and long-term debt                                      (2,377)            (1,367)
                                                                                         --------           --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                               1,286                674

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       (96)               (64)
                                                                                         --------           --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                      41,498             13,707

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           27,675             12,527
                                                                                         --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 69,173           $ 26,234
                                                                                         ========           ========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY AND COMPREHENSIVE INCOME
INTERMAGNETICS GENERAL CORPORATION
Nine months ended February 24, 2002
(Dollars in Thousands)
(Unaudited)

                                                                                      Accumulated
                                                                                         Other                   Notes
                                                            Additional    Retained      Compre-                Receivable   Compre-
                                                  Common     Paid-in      Earnings      hensive     Treasury      from      hensive
                                                  Stock      Capital      (Deficit)  Income (Loss)   Stock      Employees   Income
                                                  ------    ----------    --------  --------------  --------    ----------  -------
Balances at May 27, 2001                          $ 1,671    $ 127,303     $ (4,590)   $  (2,047)      $(5,821)  $ (1,501)

Comprehensive income:
  Net Income                                                                  3,640                                           3,640
  Unrealized loss on available for sale
    securities, net                                                                          (111)                             (111)
  Unrealizd loss on foreign currency
    translation                                                                              (497)                             (497)
  Loss on derivative                                                                         (104)                             (104)
  Transitional adjustment - on derivatives                                                   (128)                             (128)
                                                                                                                            -------
     Total comprehensive income                                                                                             $ 2,800
                                                                                                                            =======
Net repayments                                                                                                        147
Issuance of 137,855 shares of Common Stock,
  including exercise of stock options and
  sale of 1,648 shares to IGC Savings Trust            12          921
                                                  -------    ---------     --------     ---------      --------   -------

Balances at August 26, 2001                       $ 1,683    $ 128,224     $   (950)    $  (2,887)     $ (5,821)  $(1,354)
                                                  -------    ---------     --------     ---------      --------   -------
Comprehensive income:
  Net Income                                                                 10,387                                          10,387
  Reclassification adjustments - write down
    of investments                                                                          1,583                             1,583
  Unrealized gain on foreign currency
    translation                                                                               333                               333
  Loss on derivative                                                                          (78)                              (78)
                                                                                                                            -------
    Total comprehensive income                                                                                              $12,225
                                                                                                                            =======
Repayments of note receivable from employees                                                                          110
Stock based compensation                                           987
Issuance of 185,479 shares of Common Stock,
  including exercise of stock options and sale
  of 6,025 shares to IGC Savings Trust                 19        1,668
Stock dividend adjustment of (121) shares
  and payments for fractional shares                               (18)
                                                  -------    ---------     --------     ---------      --------   -------

Balances at November 25, 2001                     $ 1,702    $ 130,861     $  9,437     $  (1,049)     $ (5,821)  $(1,244)
                                                  -------    ---------     --------     ---------      --------   -------
Comprehensive income:
   Net Income                                                                 3,118                                           3,118
   Unrealized loss on available for sale
     securities, net                                                                          (94)                              (94)
   Reclassification adjustments - foreign
     currency translation                                                                   1,051                             1,051
   Reclassification adjustments - available
     for sale securities                                                                     (311)                             (311)
   Gain on derivative                                                                          14                                14
                                                                                                                            -------
     Total comprehensive income                                                                                             $ 3,778
                                                                                                                            =======
Repayments of note receivable from employees                                                                           70
Stock based compensation                                           941
Issuance of 127,263 shares of Common Stock,
  related to exercise of stock options                 12          737
                                                  -------    ---------     --------     ---------      --------   -------

Balances at February 24, 2002                     $ 1,714    $ 132,539     $ 12,555     $    (389)     $ (5,821)  $(1,174)
                                                  =======    =========     ========     =========      ========   =======




See notes to consolidated financial statements

INTERMAGNETICS GENERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position at February 24, 2002 and the results of its operations, cash flows and changes in shareholders' equity for the periods presented. The results for the nine months ended February 24, 2002 are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements for the year ended May 27, 2001, filed on Form 10-K on August 27, 2001.

         It is the Company's policy to reclassify prior year consolidated financial statements to conform to current year presentation.

Note B - Earnings Per Common Share

         A summary of the shares used in the calculation of net income per Common Share is shown below:

(Dollars in Thousands, Except Per Share Amounts)

                                                 Three Months Ended                 Nine Months Ended
                                            ------------------------------    -------------------------------
                                                Feb. 24,         Feb. 25,         Feb. 24,          Feb. 25,
                                                 2002             2001             2002              2001
                                            -------------    -------------    -------------     -------------

Income available to common stockholders       $     3,118       $     2,890    $    17,145       $     8,456

Weighted average shares                        16,425,850        15,689,371     16,253,071        15,220,576

Dilutive potential common shares:
     Warrants                                      23,937             7,191         33,457             4,093
     Stock options                                976,119         1,290,879      1,044,710         1,264,475
                                              -----------       -----------    -----------       -----------

Adjusted weighted average shares               17,425,906        16,987,441     17,331,238        16,489,144
                                              ===========       ===========    ===========       ===========

Net income per common share:
     Basic                                    $      0.19       $      0.18    $      1.05       $      0.56
                                              ===========       ===========    ===========       ===========
     Diluted                                  $      0.18       $      0.17    $      0.99       $      0.51
                                              ===========       ===========    ===========       ===========


Note C - Segment and Related Information

         The Company operates in three reportable segments: Magnetic Resonance Imaging (MRI), Instrumentation, and Energy Technology. The MRI segment consists primarily of the manufacture and sale of magnets (by the IGC-Magnet Business Group) and radio frequency coils (by IGC-Medical Advances Inc.), which are used principally in the medical diagnostic imaging market. Until October 25, 2001 this segment also included the manufacture and sale of low-temperature superconducting wire (by IGC-Advanced Superconductors, also known as IGC-AS). The Company sold substantially all of the assets of IGC-AS on October 25, 2001. The Instrumentation segment consists of the manufacture and sale of refrigeration equipment (by IGC-Polycold Systems Inc.), used primarily in ultra-high vacuum applications, industrial coatings, analytical instrumentation, medical diagnostics and semiconductor processing and testing. This segment also included IGC-APD Cryogenics Inc., which also manufactured and sold refrigeration equipment. On February 5, 2002 the Company sold the helium portion of this subsidiary and transferred the mixed-gas portion of the business to IGC-Polycold, Inc. (see Note F). The Energy Technology segment, operated through IGC-SuperPower LLC, is developing second generation, high-temperature superconducting (HTS) materials that we expect to use in devices designed to enhance capacity, reliability and quality of transmission and distribution of electrical power.

         Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The Company evaluates the performance of its reportable segments based on operating income
(loss).

         Summarized financial information concerning the Company's reportable segments is shown in the following table:

(Dollars in Thousands)

                                                            Three Months Ended
                                     -----------------------------------------------------------------
                                                           February 24, 2002
                                     -----------------------------------------------------------------
                                       Magnetic
                                      Resonance                            Energy
                                       Imaging       Instrumentation     Technology          Total
                                     -------------    --------------    -------------    -------------
Net sales to external customers:
   Magnet systems                       $ 27,464                                            $ 27,464
   RF Coils                                3,565                                               3,565
   Refrigeration equipment                                 $4,959                              4,959
   Other                                                                    $ 1,213            1,213
                                     -------------    --------------    -------------    -------------
      Total                               31,029            4,959             1,213           37,201
Intersegment net sales                                        550                                550
Segment operating profit (loss)            7,390           (2,914)           (1,526)           2,950
Total assets                            $157,518         $ 10,277            $9,183         $176,978


                                                            Three Months Ended
                                     -----------------------------------------------------------------
                                                           February 25, 2001
                                     -----------------------------------------------------------------
                                       Magnetic
                                      Resonance                            Energy
                                       Imaging       Instrumentation     Technology          Total
                                     -------------    --------------    -------------    -------------

Net sales to external customers:
   Magnet systems                       $ 19,396                                            $ 19,396
   RF Coils                                3,204                                               3,204
   Superconductive wire                    1,220                                               1,220
   Refrigeration equipment                                $ 10,097                            10,097
   Other                                                                      $ 380              380
                                   -------------    --------------    -------------    -------------
      Total                               23,820            10,097              380           34,297
Intersegment net sales                                       1,129                             1,129
Segment operating profit (loss)            5,491               581           (1,314)           4,758
Total assets                            $122,573          $ 18,535           $4,932         $146,040


(Dollars in Thousands)


                                                           Nine Months Ended
                                     -----------------------------------------------------------------
                                                           February 24, 2002
                                     -----------------------------------------------------------------
                                       Magnetic
                                      Resonance                            Energy
                                       Imaging       Instrumentation     Technology          Total
                                     -------------   ---------------    -------------    -------------
Net sales to external customers:
   Magnet systems                       $ 77,954                                            $ 77,954
   RF Coils                               10,580                                              10,580
   Superconductive wire                    2,092                                               2,092
   Refrigeration equipment                                $22,870                             22,870
   Other                                                                    $ 2,764            2,764
                                   -------------    --------------    -------------    -------------
      Total                               90,626           22,870             2,764          116,260


Intersegment net sales                                      3,481                              3,481
Segment operating profit (loss)           20,892                             (4,652)          13,615
                                                           (2,625)
Total assets                            $157,518         $ 10,277            $9,183         $176,978



                                                           Nine Months Ended
                                     -----------------------------------------------------------------
                                                           February 25, 2001
                                     -----------------------------------------------------------------
                                       Magnetic
                                      Resonance                            Energy
                                       Imaging       Instrumentation     Technology          Total
                                     -------------    --------------    -------------    -------------

Net sales to external customers:
   Magnet systems                       $ 52,056                                            $ 52,056
   RF Coils                                9,690                                               9,690
   Superconductive wire                    6,406                                               6,406
   Refrigeration equipment                                $ 28,085                            28,085
   Refrigerants                                              1,253                             1,253
   Other                                                                      $ 943              943
                                   -------------    --------------    -------------    -------------
      Total                               68,152            29,338              943           98,433

Intersegment net sales                                       2,765                             2,765

Segment operating profit (loss)           13,780             4,035           (2,720)          15,095

Total assets                            $122,573          $ 18,535           $4,932         $146,040



         The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:

(Dollars in Thousands)
                                                                     Three Months Ended
                                                        ----------------------------------------------
                                                          February 24, 2002         February 25, 2001
                                                        --------------------     ---------------------
Reconciliation of income before income taxes:

  Total profit from reportable segments                            $ 2,950                   $ 4,758
  Change in Intercompany profit in ending inventory                  1,220                      (257)
                                                        --------------------     ---------------------
  Net operating profit                                               4,170                     4,501

Unallocated amounts:
  Interest and other income                                            343                       381
  Interest and other expense                                          (201)                     (175)
  Gain on sale of division                                              10
  Realized gain on available for sale securities                       230
                                                        --------------------     ---------------------
Income before income taxes                                         $ 4,552                   $ 4,707
                                                        ====================     =====================




                                                                      Nine Months Ended
                                                        ----------------------------------------------
                                                          February 24, 2002         February 25, 2001
                                                        --------------------     ---------------------
Reconciliation of income before income taxes:

  Total profit from reportable segments                            $13,615                   $15,095
  Change in Intercompany profit in ending inventory                  1,453                      (519)
                                                        --------------------     ---------------------
  Net operating profit                                              15,068                    14,576

Unallocated amounts:
  Interest and other income                                          1,399                       961
  Interest and other expense                                          (508)                   (1,765)
  Gain on sale of divisions                                         15,385
  Realized gain on available for sale securities                       230
  Write down of investments                                         (6,290)
                                                        --------------------     ---------------------
Income before income taxes                                         $25,284                   $13,772
                                                        ====================     =====================

Note D - Goodwill and Other Intangible Assets

         In July 2001, Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that ratable amortization of goodwill and other intangibles with indefinite lives be replaced with periodic tests of the goodwill's impairment and that identifiable intangible assets other than goodwill be amortized over their useful lives. The Company adopted this provision effective May 28, 2001.

The components of other intangibles are as follows:

(Dollars in Thousands)

                                                                     As of February 24, 2002
                                                 ----------------------------------------------------------------
                                                   Gross Carrying          Accumulated         Weighted Average
                                                       Amount              Amortization              Life
                                                 -------------------    -------------------   -------------------

Amortized Intangible Assets
     Production Rights                                       $8,750                 $3,447                   5.5
     Patents                                                  3,738                    529                  17.9
     Trade Name                                                 960                    258                  20.0
     Unpatented Technology                                      930                    907                   5.0
                                                 -------------------    -------------------   -------------------
                                                            $14,378                 $5,141                   9.8

Aggregate amortization expense for the quarter and nine months ended February 24, 2002 was $488,000 and $1,501,000, respectively.

Estimated Amortization Expense:

For the year ending May 2002                $1,979
For the year ending May 2003                $1,817
For the year ending May 2004                $1,817
For the year ending May 2005                $1,817
For the year ending May 2006                $  359

All intangibles are amortized on a straight-line basis.

         The table below shows the effect on net income had FAS 142 been adopted in prior periods.

(Dollars in Thousands, Except Per Share Amounts)

                                         Three Months Ended                  Nine Months Ended
                               ------------------------------------- -------------------------------------
                                 Feb. 24, 2002       Feb. 25, 2001      Feb. 24, 2002        Feb. 25, 2001
                               ----------------    ----------------    ---------------     ----------------

Net income                             $ 3,118             $ 2,890           $ 17,145              $ 8,456

Goodwill amortization                                          297                                     867
                               ----------------    ----------------    ---------------     ----------------

Adjusted net income                    $ 3,118             $ 3,187           $ 17,145              $ 9,323
                               ================    ================    ===============     ================


                               Basic    Diluted    Basic    Diluted    Basic   Diluted     Basic   Diluted
                               ----------------    ----------------    ---------------     ---------------

Net income per common share     $.19      $.18      $.18      $.17     $1.05      $.99     $.56       $.51

Effect of accounting change                          .02       .02                          .06        .06
                               ----------------    ----------------    ---------------     ---------------

Adjusted net income per
common share                   $.19      $.18      $.20      $.19      $1.05      $.99     $.62       $.57
                               ================    ================    ===============     ===============


Note E - Derivative Instruments and Hedging Activities


         On June 15, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended by SFAS No. 137, which modified the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS No. 133 at the beginning of the quarter ended August 26, 2001. This resulted in the recording of a derivative liability of $104,000 and other comprehensive loss of $104,000, as well as a transition adjustment of $128,000. For the quarter ended February 24, 2002 the Company recorded an other comprehensive gain of $14,000 related to derivative activity.

         The Company has entered into interest rate swap agreements to reduce the effect of changes in interest rates on certain of its floating rate long-term debt. At February 24, 2002, the Company had outstanding interest rate swap agreements with a commercial bank, having a total original notional principal amount of approximately $5.735 million. Those agreements effectively change the Company's interest rate exposure on its mortgages due 2005 to a fixed 6.88%. The interest rate swap agreement matures at the time the related notes mature. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement. However, the Company does not anticipate non-performance by the counterparties.

Note F - Sale of IGC-Advanced Superconductors

         On October 25, 2001, the Company sold substantially all of the assets of IGC-AS, a division that manufactures low temperature superconducting wire and tape. The sale was subject to a purchase agreement, dated October 4, 2001, between the Company and Outokumpu Copper Products Oy and Outokumpu Advanced Superconductors Inc. (together, the "Purchasers"). The purchase consideration was arrived at by arms length negotiation and consisted of $29.8 million in cash paid on October 25 and the recording of a note receivable of $4 million, with a net present value of $3.8 million, due in two years from the closing date. The net pretax gain from the sale was $15.4 million. The agreement also includes a six-year strategic supply arrangement under which the Company will purchase from Outokumpu a substantial portion of the LTS wire it requires internally, primarily for manufacturing superconducting magnet systems. The Company can earn up to $4 million as a performance payment if it attains specified levels of LTS wire purchases over the next two years. In connection with the sale of IGC-AS, the Company has recorded a liability related to environmental investigation and potential remediation costs to be incurred by the Company under certain property transfer laws of the State of Connecticut. During the third quarter approximately $18,000 was recorded for legal fees relating to the environmental liability of $1.5 million. Additionally, the Company recorded an expense of about $795,000 for stock based compensation related to the sale.

Note G - Sale of IGC-APD Cryogenics

      On February 5, 2002, the Company sold the stock of its subsidiaries IGC-APD Cryogenics, Inc and IG-Europe, Ltd. The sale was subject to a stock purchase agreement between the Company and Sumitomo Heavy Industries (SHI) of Japan dated January 7, 2002. The sale to SHI included only the helium related assets and the assumption of related liabilities. The purchase consideration was arrived at by arms length negotiation and consisted of $9.5 million in cash paid on February 5, 2002. The Company was also able to withdraw an additional $1.2 million in cash prior to closing. The net pretax gain from the sale was $10,000. The agreement includes a six-year strategic supply agreement under which the Company will purchase from SHI shield coolers it requires internally, primarily for manufacturing superconducting magnet systems. The mixed-gas portion of the refrigeration systems business, previously conducted at IGC-APD, was transferred and integrated into IGC-Polycold, Inc. Additionally, the Company recorded stock based compensation expense of $528,000 related to the sale.


Note H - Available-for-sale securities

         During the quarter ended February 24, 2002, the Company sold its shares in Powercold Corporation for total proceeds of $1,300,000 with a gross realized gain on the sale of $230,000. In determining gross realized gain, the cost of securities is based on specific identification. In connection with the sale, net unrealized holding gain of $311,000 has been reclassified from accumulated other comprehension income.

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

Company Overview

         The Company operates in three reportable operating segments: Magnetic Resonance Imaging (MRI), Instrumentation, and Energy Technology. The MRI segment consists primarily of the manufacture and sale of magnet systems (by the IGC-Magnet Business Group) and radio frequency coils (by IGC-Medical Advances Inc.), which are used principally in the medical diagnostic imaging market. Until October 25, 2001 this segment also included the manufacture and sale of low-temperature superconducting wire by IGC-AS. The Company sold substantially all of the assets of IGC-AS on October 25, 2001. The Instrumentation segment consists of refrigeration equipment produced (by IGC-Polycold), used primarily in ultra-high vacuum applications, industrial coatings, analytical instrumentation, medical diagnostics and semiconductor processing and testing. This segment also included IGC-APD Cryogenics Inc., which also manufactured and sold refrigeration equipment. On February 5, 2002 the Company sold essentially all of the assets relating to the helium portion of the business pursuant to a stock purchase agreement and transferred the mixed-gas portion to IGC-Polycold. The Energy Technology segment, operated through IGC-SuperPower LLC, a wholly owned entity, is developing second generation, high-temperature superconducting materials that we expect to use in devices designed to enhance capacity, reliability and quality of transmission and distribution of electrical power.

         Through February 25, 2001, the Company reported its operations in four segments: Electromagnetics, Low-Temperature Superconductors, Refrigeration, and Energy Technology. The change to these segments reflects our continued focus on commercial market applications of core technology. The resulting reporting segments are intended to relate to the primary markets which each serves, rather than the technologies that give rise to individual products. Prior year segment data has been reclassified to conform to current year presentation.

         Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The Company evaluates the performance of its reportable segments based on operating income
(loss). The Company operates on a 52/53 week fiscal year ending the last Sunday during the month of May.

Results Of Operations

         For the three months ended February 24, 2002, sales increased approximately 9% to $37.2 million, from $34.3 million for the same period last year. Sales for the nine months of the current fiscal year increased about 18% to $116.2 million from $98.4 million last year. Prior year sales contained $1.2 million for the three months and $6.4 million for the nine months relating to low temperature superconducting wire (LTS). Additionally, the prior year nine months had $1.3 million of refrigerant sales not included in the current year. Excluding these sales, the increase relating to ongoing businesses would have been 12% or $4.1 million for the quarter and 26% or $23.4 million for the nine months.

         Magnetic Resonance Imaging segment sales increased $7.2 million or 30% to $31.0 million for the quarter and 33% or $22.5 million for nine months. Magnet system sales were up 42% to $27.5 million from last year's third quarter and 50% to $78.0 million year-to-date due to increased demand from the Company's largest customer. Sales of RF coils had a nominal increase for the quarter of about 11% or $0.4 million and for the nine months of about 9% or $0.9 million over the same periods last year. Sales of superconducting wire declined about $1.2 million for the third quarter and about $4.3 million over the nine months, due to the Company's decision to divest the LTS wire business.

         Instrumentation sales declined $3.1 million or 51% to $5.0 million for the quarter due primarily to a decrease in product demand resulting from a slower economy. Additionally, production was reduced due to the transfer of the mixed-gas product line and the relocation of the Company's San Rafael, California plant to a more modern facility in Petaluma, California. Sales for the nine months declined 22% to $22.9 million or $6.5 million. In addition to the reasons mentioned above, prior year sales included $1.3 million of refrigerant sales from a divested division.

         Sales of the Energy Technology segment increased by $0.8 million or 219% to $1.2 million and 193% to $2.8 million or $1.8 million for the quarter and year-to-date, respectively, as a result of increased efforts being applied to funded programs. These programs relate principally to second generation HTS materials and first generation devices. We are continuing to seek additional strategic partners to assist in the development and marketing of second-generation materials and related devices.

         Gross margin for the three months ended increased approximately $500,000 to $14.6 million. As a percent of sales, margin declined to 39% from 41% in the prior year. Gross margin for the quarter included a charge of approximately $450,000 related to the transfer of the mixed-gas product line to Petaluma, California from Allentown, Pennsylvania. Without this charge, margin would have been about $15.1 million or 41% of sales. Gross margin year to date increased over last year by $5.8 million to $47.9 million. As a percent of sales, margins declined to 41% from 43% on an as reported basis. After eliminating costs associated with the transfer of the mixed-gas product line in the current year and recovery of inventory written off in restructuring in the prior year, margins as a percent of sales would be about 42% in the current nine months compared to 41% for the same period last year. This increase in margins for the nine months is related to reduced costs, increased sales and improved mix of magnet systems.

         Marketing, general and administrative expenses increased about $525,000 to $6.7 million for the three month period over last year. Included in the current quarter is approximately $1.1 million related to the transfer of the mixed-gas product line and relocation of the San Rafael, California plant to a modern facility in Petaluma, California. This expense was partially offset by a $260,000 reduction due to the sale of the LTS wire division and about $200,000 in reduced selling expenses from continuing businesses. Marketing, general and administrative expenses for the nine months increased about $1.1 million over the prior year to $20.3 million. The increase is due to the transfer to Petaluma mentioned above and increased expenses related to our higher level of business, particularly in the MRI sector, which were partially offset by the reduction of expense related to the LTS wire division sale.

         Operating income declined on an as reported basis for the quarter approximately $330,000 to $4.2 million. This decline included one time charges of about $1,500,000. Excluding these charges, operating income would have increased $1,170,000. Year-to-date operating income on an as reported basis increased about $500,000 to $15.1 million. Before one time items and restructuring recoveries, operating income increased $3.4 million over the same period last year.

         Amortization of intangibles decreased by $285,000 in the three month period and $807,000 for the nine month period due to adoption of FAS 142 (see Note D).

         Interest income for the quarter was essentially the same as last year. Although the Company has considerably more cash than the same period in the prior year, interest rates are significantly lower. Year-to-date interest income has increased as a result of the Company's increased cash position. Interest expense in the three month period is about the same as the prior year. Year-to-date interest expense decreased substantially due to the conversion of all our outstanding convertible debentures last year.

         During the previous quarter, the Company evaluated the probability of realizing the value of our investments in Ultralife Batteries, Inc. and Kryotech. As a result, the Company determined these investments were impaired and accordingly wrote down Ultralife Batteries, Inc. to current market value at that time and Kryotech to zero, its estimated value.

         Diluted earnings per share (EPS) as reported was $0.18 for the three months ended and $0.99 year- to-date. For the third quarter EPS included approximately $0.04 of one time charges related to Instrumentation segment and sale of securities. Excluding these charges, EPS would have been $0.22 compared to $0.17 for the same period last year. Year to date EPS included $0.35 of benefit related to the sale of IGC-AS and write down of investments in the second quarter and previously identified one time charges in the third quarter. Excluding these events EPS would have been $0.64 for the nine months ended compared to $0.51 for the same period last year.

         The effective tax rate for the quarter declined to 31.5% from 38.6% for the same period in the prior year. For the nine months ended the Company's effective tax rate is 32.2% compared to 38.6% last year. The decrease in both periods is related to the use of capital loss carry forwards and more effective utilization of the Company's foreign sales corporation (FSC).

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

         On February 5, 2002, the Company sold the stock of its subsidiaries IGC-APD Cryogenics, Inc. and IG-Europe, Ltd. for about $9.5 million in cash. The sale to Sumitomo Heavy Industries (SHI) of Japan includes all helium-related assets and liabilities of these subsidiaries. Under the agreement, the Company was able to withdraw approximately an additional $1.2 million in cash prior to closing. The mixed-gas portion of the refrigeration systems business, previously conducted at APD's Allentown, Pennsylvania facility, has been integrated into IGC-Polycold Systems' new facility in Petaluma, California. The agreement also included a strategic six-year supply agreement with SHI, under which the Company will purchase shield coolers used in production of its magnetic resonance imaging (MRI) magnet systems. Prior to the stock sale, the Company purchased all of its shield coolers from either SHI or APD.

         We expect fourth quarter sales as compared with the same period last year to decline primarily due to divested entities no longer being consolidated. Sales for on-going businesses for the fourth quarter are expected to be about 4.5% higher than the same period last year, primarily from increased contribution from the MRI segment. Instrumentation segment sales will be lower due to reduced market demand. In total we expect sales growth for fiscal 2002 to be 10 to 12% greater than fiscal 2001 and sales from on-going businesses to increase 15 to 20% over last year. We expect gross margin for the fourth quarter will decrease in absolute dollars and as a percent of sales compared to the same period last year. This decrease is due the Company's divestitures and a slow down in the Instrumentation segment. For the full year we expect margins to increase in absolute dollars, which is due primarily to increased sales. Research and development in the fourth quarter is expected to be slightly below the same period last year due principally to the divestitures. On-going businesses in the fourth quarter are expected to have a slight increase in research and development over the same period last year, which is a result of our continuing product development efforts in the Energy Technology and MRI segments. Fiscal 2002 research and development is expected to increase substantially over fiscal 2001. This increase is primarily related to the MRI and Energy Technology segments focus on new product development and commercializing HTS. We expect earnings per diluted share growth of 60 to 70% on an as reported basis. This increase is due mainly to the sale of divisions offset by investment write-offs. Excluding one time items in both years we expect earnings per share growth of 17 to 20%. We continue to believe this even with an increased level of investment and the effect of divested businesses; however, we currently believe that lack of contribution from our Instrumentation segment will likely result in our performing at the low end of this range. These expectations are based on a number of assumptions, including but not limited to:

         o    The market for MRI systems continues to grow;

         o    Current order trends for MRI magnets continue;

         o Reductions in production costs in all business segments continue and;

         o We are able to attract and train the necessary personnel to enable us to increase our production rates and conduct additional product development activities.

Liquidity and Capital Commitments

         For the first nine months of the current fiscal year, we generated approximately $10 million of cash from operating activities and approximately $40 million from the sale of the divisions and available for sale securities. We used approximately $10 million of cash for capital expenditures to increase capacity at IGC-MBG and IGC-SuperPower, and $2.4 million for repayment of notes payable. Our net cash position reached nearly $70 million. See the consolidated statement of cash flows, located elsewhere in this report, for further details on the sources and uses of cash.

         Our capital and resource commitments as of February 24, 2002 consisted of capital equipment commitments of approximately $846,000.

         At August 26, 2001, we had a $27 million unsecured line of credit with two banks. During September 2001, the line was increased to $50 million and a third bank was added to the group. Borrowings under the line bear interest at the London Interbank Offered Rate (LIBOR) plus 0.5% or prime less 0.5% at our option. The line was not in use during the quarter or the year. It expires in October 2004.

         We believe we have adequate resources to meet our needs for the short-term from our existing cash balances, our expected cash generation in the current fiscal year, and our line of credit. Longer-term, with substantial increases in sales volume and/or large research and development or capital expenditure requirements to pursue new opportunities in the Energy Technology segment, we could need to raise additional funds. We would expect to be able to do so through additional lines of credit, public offerings or private placements. However, in the event funds were not available from these sources, or on acceptable terms, we would expect to manage our growth with available internally generated funds.

         Inflation has not had a material impact on our financial statements.

ITEM 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk through derivative financial instruments and other financial instruments, such as investments in short-term marketable securities and long-term debt, is not material. The financial instruments of the Company that are interest rate dependent are an unsecured line of credit and a mortgage payable. The Company manages interest rates through various methods within contracts. On its mortgage payable, the Company negotiated an "interest rate swap" agreement that, in effect, fixes the rate at 6.88%. With respect to its unsecured line of credit, the Company may elect to apply interest rates to borrowings under the line which relate to either the London Interbank Offered Rate or prime, whichever is most favorable. The Company's objective in managing its exposure to changes in interest rates is to limit the impact of changing rates on earnings and cash flow and to lower its borrowing costs.

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


                       INTERMAGNETICS GENERAL CORPORATION



Dated:   April 10, 2002           By: /s/ Glenn H. Epstein
                                      ------------------------------------------
                                          Glenn H. Epstein
                                          President and Chief Executive Officer



Dated:   April 10, 2002           By: /s/ Michael K. Burke
                                      ------------------------------------------
                                          Michael K. Burke
                                          Executive Vice President and
                                          Chief Financial Officer