Form 10-K
period 2002-05-26
INTERMAGNETICS GENERAL CORP
filed 2002-08-23
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended May 26, 2002
                                               -------------
                                       or
[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from ____________ to ___________

                         Commission File Number 1-11344
                                                -------

                       INTERMAGNETICS GENERAL CORPORATION
                       ----------------------------------
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

                                 YES  X     NO
                                     ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $220,191,246. Such aggregate market value was computed by reference to the closing price of the Common Stock based on quoted market prices on August 15, 2002. It assumes that all directors and officers of the registrant are affiliates. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares of the registrant's Common Stock outstanding, net of Treasury shares, as of August 15, 2002 was 16,681,155.


                       DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III below is incorporated by reference from the registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed within 120 days after the end of the registrant's fiscal year.

                                TABLE OF CONTENTS

PART I............................................................................................................1

ITEM 1.  BUSINESS DESCRIPTION.....................................................................................1
   MAGNETIC RESONANCE IMAGING SEGMENT.............................................................................2
   INSTRUMENTATION SEGMENT........................................................................................8
   ENERGY TECHNOLOGY SEGMENT.....................................................................................11
   RESEARCH AND DEVELOPMENT......................................................................................17
   INVESTMENTS...................................................................................................18
   PERSONNEL.....................................................................................................18
   EXECUTIVE OFFICERS OF THE REGISTRANT..........................................................................18

ITEM 2.  PROPERTIES..............................................................................................20

ITEM 3.  LEGAL PROCEEDINGS.......................................................................................20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................21

PART II..........................................................................................................21

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................................21

ITEM 6.  SELECTED FINANCIAL DATA.................................................................................22

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................23

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK..............................................31

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................31

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................31


PART III.........................................................................................................32

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................................32

ITEM 11. EXECUTIVE COMPENSATION..................................................................................32

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................................32

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................32


PART IV..........................................................................................................32

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K..........................................32
   (a)   FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS.............................................................32
   (b)   REPORTS ON FORM 8-K.....................................................................................36


SIGNATURES.......................................................................................................37


                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Intermagnetics General Corporation ("Intermagnetics", "Company", "we" or "us") makes forward-looking statements in this document. Typically, we identify forward-looking statements with words like "believe," "anticipate," "perceive," "expect," "estimate" and similar expressions. Unless a passage describes an historical event, it should be considered a forward-looking statement. These forward-looking statements are not guarantees of future performance and involve important assumptions, risks, uncertainties and other factors that could cause the Company's actual results for fiscal year 2003 and beyond to differ materially from those expressed in the forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other assumptions, risks, uncertainties and factors disclosed throughout this report.

         Except for our continuing obligations to disclose material information under federal securities laws, we are not obligated to update these forward-looking statements, even though situations may change in the future. We qualify all of our forward-looking statements by these cautionary statements.


                                     PART I

ITEM 1. BUSINESS DESCRIPTION

         Intermagnetics has a 30-year history as a leading global developer and manufacturer of superconducting materials, radio-frequency coils, magnets and devices utilizing low- and high-temperature superconductors and cryogenic refrigeration systems. We sell our products primarily in the magnetic resonance imaging (MRI), analytical instrumentation and industrial processing markets. We are also investing in the development of high temperature superconducting materials and products for the Energy Technology market - specifically transmission and distribution of electric power.

         Superconductive materials lose all resistance to the flow of electrical current when cooled below a critical temperature. Superconductors offer advantages over conventional conductors, such as copper or aluminum, by carrying electricity with virtually no energy loss, and generating comparatively more powerful magnetic fields. The current principal commercial applications for the Company's technology are MRI, analytical instrumentation and industrial processing. The Company also leverages its expertise in superconductivity and cryogenics to develop materials and products for the electric utility market.

         The Company designs, develops, manufactures and sells products in three segments, which are named to reflect the markets they serve: Magnetic Resonance Imaging ("MRI"), Instrumentation and Energy Technology.

          The MRI segment primarily provides products to the diagnostic imaging market. Our IGC-Magnet Business Group ("IGC-MBG") develops, manufactures and sells low temperature superconducting ("LTS") magnets. Our wholly-owned subsidiary, IGC-Medical Advances Inc. ("IGC-MAI"), designs, manufactures and sells radio frequency ("RF") coils. Through the second quarter of fiscal year 2002, this segment also included our IGC-Advanced Superconductor ("IGC-AS") division, which manufactured and sold LTS wire.

         Our Instrumentation segment provides cryogenic refrigeration equipment used primarily in ultra-high vacuum applications, industrial coatings, analytical instrumentation and semiconductor processing and testing through our wholly-owned subsidiary, IGC-Polycold Systems Inc. ("IGC-Polycold"). For the first three quarters of fiscal year 2002, this segment also included IGC-APD Cryogenics Inc. ("IGC-APD").

         In Energy Technology, our wholly-owned subsidiary, SuperPower, Inc. ("SuperPower") is developing second generation high-temperature superconducting materials and devices designed to enhance the capacity, reliability and quality of electrical power transmission and distribution.

         We completed two major divestitures in fiscal year 2002. On October 24, 2001, we sold the assets and business of IGC-AS to Outokumpu Copper Products Oy. On February 5, 2002, we sold all of the outstanding shares of IGC-APD to Sumitomo Heavy Industries, Ltd. These transactions are discussed in more detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Through May 28, 2000, the activities of IGC-AS were reported in the former Low Temperature Superconducting Materials segment. Segment data for prior years has been reclassified to conform with current year presentation.


                       MAGNETIC RESONANCE IMAGING SEGMENT

A. Introduction

         1. About MRI and Other Magnets Generally

         Currently, the single largest commercial application for superconductivity is the magnetic resonance imaging system ("MRI System"). Hospitals and clinics use MRI Systems for non-invasive, diagnostic imaging. At the core of an MRI System is a large, highly engineered magnet system. The magnet system can be based upon a resistive electromagnet, a permanent magnet or a superconductive magnet. We design and manufacture superconductive magnets, which typically offer more powerful, high-quality magnetic fields with virtually no power loss. Higher magnetic field strengths (measured in Tesla) correlate with improved "signal-to-noise" ratios, which can in turn lead to higher quality images in shorter acquisition times, typically resulting in higher patient throughput and improved economics of system ownership. The annual commercial market for new MRI Systems, upgrades and accessories in calendar year 2002 is estimated to be within the range of $3 to $3.4 billion worldwide. A small number of system integrators dominate the MRI industry. They include GE Medical Systems ("GE"), Philips Medical Systems Nederlands B.V. ("Philips"), Siemens Corporation ("Siemens"), Hitachi Medical Corporation ("Hitachi"), Toshiba Corporation ("Toshiba") and Marconi Medical Systems ("Marconi"). In November of 2001, Philips acquired Marconi. We supply key components to a number of these integrators.

         Other existing applications for superconductivity include nuclear magnetic resonance ("NMR") spectroscopy, used in biological and chemical research and testing of the composition and structure of non-ferrous materials, and other scientific, defense and research applications. Currently, we do not participate materially in these non-MRI magnet markets.

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

         Specialized RF coils -- those dedicated to imaging particular parts of the human anatomy, such as the brain, liver, knee, neck, back, wrist, etc. -- increase the number of diagnostic applications for which an MRI System can be used. The increased number of applications increases the potential utilization rate of a given MRI System. In addition, specialized RF coils designed to image a specific part of the human body will yield a sharper, more detailed image that typically is more clinically useful than a similar image produced with a multi-purpose full body RF coil. We believe most MRI Systems benefit from an array of seven to ten separate specialized RF coils.

         An RF coil must work closely with the MRI System in which it is used. RF coils cannot be moved easily between MRI Systems manufactured by different companies, from one field strength magnet to another, or even among different models manufactured by a single company. Consequently, each MRI System model creates the opportunity for the development of a new array of RF coils.

         3. About Low Temperature Superconductors Generally

         There are two broad classes of superconductive materials: low temperature ("LTS") and high temperature ("HTS") superconductors. LTS materials are metals and alloys that become superconductive when cooled to temperatures near absolute zero (4.2 Kelvin or minus 452 F). Because of their superior ductile characteristics, LTS materials generally are used in the form of flexible wire or cable. HTS materials are composed of ceramic-like compounds that become superconductive when cooled to temperatures close to that of liquid nitrogen (77 Kelvin or minus 321 F) and primarily are manufactured in the form of tape (basically, flat wire). HTS materials are discussed in the Energy Technology Segment below.

         LTS wire is used today mainly in the manufacture of MRI and NMR Spectroscopy magnet systems and for high-energy physics applications.

B. Principal Products

         We derived approximately 80% and 68% of our net sales in fiscal years 2002 and 2001, respectively, from the sale of products in the MRI segment. The increased percentage of MRI segment sales resulted from the divestiture of IGC-APD, reduced sales within the Instrumentation segment and increased sales within the MRI segment. Segment data is provided in Note K of the Notes to Consolidated Financial Statements included in response to Item 8. Our principal MRI products include:

o Superconductive MRI Magnet Systems. Through IGC-MBG, we manufacture and sell superconductive MRI magnet systems to MRI System integrators for use in stationary and mobile applications. We offer a full line of superconductive MRI magnet systems with field strengths of 0.5, 1.0,
         1.5 and 3.0 Tesla ("T"). In addition, IGC-MBG is developing a 1.0T superconducting open magnet system. We do not expect significant sales of this product in fiscal year 2003.

o RF Coils for MRI Systems. Through IGC-MAI, we manufacture and sell RF coils for use in MRI Systems. IGC-MAI's current product line includes ten anatomical applications with several product groups available in magnetic field strengths from 0.2T to 3.0T, leading to a total of more than 100 products.

o LTS Materials. Through the second quarter of fiscal year 2002, IGC-AS manufactured and sold the two principal LTS materials that are commercially available for the construction of superconductive magnets: niobium-titanium ("NbTi") wire, and niobium-tin ("Nb3Sn") wire. We divested this business on October 24, 2001.

C. Marketing

         We market our magnet systems through our own personnel. IGC-MAI markets its RF coils to MRI System integrators on a direct basis in the U.S, Europe and Japan and to end-users, such as hospitals, clinics and research facilities with its own U.S.-based sales force. IGC-MAI markets its RF coils to end-users outside the U.S. through a combination of distributors and direct contact with customers in selected markets.

         Export Sales. Products sold to foreign-based companies, such as Philips in the Netherlands, or Hitachi and Toshiba in Japan, were accounted for as export sales even if some of the products sold were installed in the U.S. On that basis, the Company's net export sales (including the Instrumentation segment) for fiscal years 2002, 2001 and 2000 totaled $127.3, $102.0 and $76.8 million, respectively, most of which were to European customers billed in U.S. currency.

         Principal Customers. Sales to customers accounting for more than 10% of our net sales aggregated approximately 72% in fiscal year 2002, 56% of net sales in fiscal 2001 and 61% of net sales in fiscal 2000. (See Note K of Notes to Consolidated Financial Statements included in response to Item 8.)

         We sell a substantial portion of our products in the MRI industry to four customers, one of which is significant. Philips is the principal customer for our MRI magnet systems. In fiscal year 1999, Intermagnetics and Philips executed a new sales agreement with an initial five-year term. The term extends each year such that the agreement will continue in effect on a rolling five-year basis, unless otherwise terminated in accordance with certain provisions of the agreement. Under this agreement, Intermagnetics is the sole supplier of certain MRI magnet systems to Philips. Sales to Philips (including sales by the Instrumentation segment) amounted to approximately 72%, 56% and 50% of our net sales for fiscal 2002, 2001 and 2000, respectively.


D. Competition/Market

         U.S. sales of MRI Systems grew in each of calendar years 1999, 2000 and 2001. Our growth in this segment is dependent on our customers' ability to grow their respective businesses, and on our ability to attract new customers. There are no assurances that such growth will continue in the future. In addition, healthcare cost control initiatives and regional economic conditions could negatively impact continued growth.

         MRI Systems compete indirectly with other diagnostic imaging methods such as conventional and digital X-ray systems, nuclear medical systems, ultrasound, PET scans and X-ray CT scanners. Two emerging MRI applications could provide additional growth opportunities for our products in the future. MRI System integrators are developing systems that can be used as non-invasive diagnostic tools for cardiac disease. These systems could replace the need for interventional X-rays in certain cases. Functional MRI (fMRI), in which physicians can monitor brain activity (function) as well as brain anatomy, is another emerging area. We serve this market with our newly developed 3.0T magnet system. We are well-positioned to supply specialized MRI magnet systems to address these emerging markets. There are no assurances that these markets will become significant or that we will be successful in providing commercial products for these markets.

         Most large MRI Systems suppliers perceive higher field strength imaging systems (1.0T or greater) that use superconductive magnets to have technical advantages over MRI Systems that use resistive electromagnets and permanent magnets, which are limited in field strength either by high power consumption or by basic material properties. Lower field strength systems generally produce lower quality images, although rapid gains in computer technology have offset some of this quality loss. Low field (0.2 to 0.3T) "open" magnet configurations based on permanent and resistive magnets enjoyed rapid growth in market share over the past few years. This growth appears to have leveled off and is expected to decline with the continued introduction of higher field open MRI Systems based on superconducting magnets. Two such systems have entered the market at 0.7T with another entry at 0.6T. IGC-MBG is developing a more powerful 1.0T superconducting "open" magnet system for this market segment.

o Superconductive MRI Magnet Systems. Within the market for superconductive MRI magnet systems, our competitors fall into two categories: (1) magnet manufacturers that make MRI magnet systems for MRI System integrators; and (2) MRI System integrators that manufacture superconductive magnet systems for their own use.

         Oxford Magnet Technology Limited ("OMT") is our principal competitor in the first category. OMT is a joint-venture between Siemens (51%) and Oxford Instruments Group, plc ("Oxford") (49%). OMT supplies MRI magnet systems to at least two MRI system integrators: Siemens and Marconi (now owned by Philips). OMT sells more superconductive MRI magnet systems and has greater production capacity than us; however, we believe we compete effectively against OMT on the basis of technology and price and that we are capable of ramping our production capacity to meet opportunities for business expansion as they arise.

         Competitors in the second category include GE and Toshiba. These companies manufacture MRI magnet systems for use in their own MRI Systems (although Toshiba also purchases some magnets from third parties). While these integrators do not purchase our magnet systems, they present a market opportunity for our component products. For example, we sell RF coils to GE and Toshiba, and until our divestiture of IGC-AS in October 2001, we sold LTS wire to GE.

o RF Coils for MRI Systems. Our primary competitors for RF coils are other independent RF coil manufacturers. We also experience competition from MRI System integrators that manufacture RF coils for sale with their own MRI Systems.

         Most MRI System integrators outsource RF coil development and manufacturing to companies such as IGC-MAI. Siemens and Philips have maintained the most extensive in-house coil development activities of the major MRI System integrators. Based on input from our customers, we believe that outsourcing specialized RF coils generally results in lower cost and faster time-to-market than with in-house resources.

         There are several independent RF coil manufacturers of various size. Of these companies, we believe that two compete with IGC-MAI against its full product range. Competition generally is based upon capacity for volume production, price and diagnostic image quality. To remain competitive, we must continue to offer high quality, technically advanced products while reducing costs. In fiscal year 2002, IGC-MAI continued to face increased competitive pressures on both price and new technology. Its two main competitors grew in both size and market share, mainly as a result of their supply relationship with one major MRI System integrator. We are responding to these challenges with increased new product development efforts. There are no assurances, however, that IGC-MAI will be successful in its commercialization of these products.

o LTS Wire. The single largest commercial market for LTS wire is MRI. In fact, most of the LTS wire manufactured by IGC-AS prior to the divestiture of this business was used for superconductive MRI magnet systems (either internally by IGC-MBG, or externally by other customers). We do not anticipate that high temperature superconducting wire will be cost-effective for the MRI market at any time in the foreseeable future.

F. Patents

         We do not believe that patents are a significant competitive factor in the conduct of our business in the MRI segment. We directly or indirectly either own, or license a number of patents relating to RF coils and magnet systems. There are no assurances that changing technology and/or emerging patents will not adversely impact our current patent position or competitiveness. In addition, while we focus on developing and patenting new technologies, there are no assurances that this technology will become commercially significant or that competing patents will not be issued.

G. Raw Materials and Inventory

         Most materials and parts used in the manufacturing process for superconducting magnet systems are ordered for delivery based on production needs. We have long-term supply agreements with Outokumpu Advanced Superconductors (formerly IGC-AS) for the supply of LTS wire and with SHI-APD Cryogenics Inc. (formerly IGC-APD) for the supply of shield coolers - a key component of our MRI magnet systems. Sumitomo Heavy Industries, which owns SHI-APD, is now the leading manufacturer of shield coolers. In addition, LTS wire generally requires long lead times for order placement. An unplanned loss or severe reduction in supply of either of these components could result in added cost and temporary production delays. Generally, we invest in inventories for production of MRI magnet systems based on production schedules required to fill existing and anticipated customer orders. During fiscal years 2001 and 2002, we had a consignment program with our largest customer. We believe this arrangement enabled us, and our primary customer, to better respond to market demand and capture additional market share during a period of very high growth. This program was scaled back at the end of fiscal year 2002 and we plan to suspend it in fiscal year 2003.

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

H. Warranty

         We have not had significant expense to date for performance of our warranty obligations in the MRI segment.


                             INSTRUMENTATION SEGMENT
                             -----------------------

A. Introduction

         Our Instrumentation segment provides low-temperature solutions primarily to original equipment manufacturers (OEM's) in a variety of industries. In fiscal year 2002, we made a number of changes in this segment aimed at maximizing strategic value. These changes included moving IGC-Polycold from multiple locations in San Rafael to one larger facility in Petaluma, California; transferring the manufacturing and sales of two mixed-gas refrigeration product lines from IGC-APD to IGC-Polycold; and divesting IGC-APD's remaining business through a sale of the outstanding shares of IGC-APD to Sumitomo Heavy Industries, Ltd.

         As a result of these changes, this segment now consists of one wholly-owned subsidiary, IGC-Polycold, which designs, manufactures and sells low temperature refrigeration equipment. Results for the first three quarters of fiscal year 2002 also include sales from IGC-APD. In addition, in the second quarter of fiscal year 2001, the Company divested a third subsidiary formerly included in this segment, InterCool Energy Corporation ("ICE"), which sold refrigerants (see Note C of the Notes to Consolidated Financial Statements included in response to Item 8).

         Segment data is provided in Note K of the Notes to Consolidated Financial Statements included in response to Item 8.

B. Principal Products

         IGC-Polycold manufactures and sells a line of low temperature refrigeration systems in the -40 to -203 Celsius range. IGC-Polycold's refrigeration systems are used in several markets, including optical coating, semiconductor manufacturing, magnetic media, decorative coating, optical networking, flat panel display, detector cooling and roll/web coating.

         The Instrumentation segment has typically not derived significant sales from semiconductor manufacturers in the past, but has targeted new product development for this market. Historically, the semiconductor market has been cyclical based on demand for technology products such as personal computers and cellular phones. Accordingly, while our traditional recurring revenue base of the business has not been affected by the downturn in the semiconductor industry, we have not experienced the incremental growth we anticipated from our product lines that serve the semiconductor market. In fiscal year 2001, we experienced a significant increase in demand for our products from the telecommunications industry for equipment used in the manufacture of optical filters. This demand decreased significantly after the first quarter of fiscal year 2002 resulting from a downturn in this market.

         IGC-APD's product line included shield coolers (refrigerators) used in the production of MRI magnet systems, a specialized cryogenic refrigeration system sold under the registered tradename CryoTiger (R) and specialized water pump systems and cryopumps sold under the registered tradenames AquaTrap (R) and Marathon (R) that are used primarily in the manufacture of semiconductors. We transferred the CryoTiger and AquaTrap product lines to IGC-Polycold prior to the sale of IGC-APD.

         IGC-Polycold also licenses certain mixed gas refrigerant technology to third parties for use in markets in which the Company does not otherwise participate.

C. Marketing

         IGC-Polycold markets refrigeration systems through a direct sales force managed from Petaluma, California, two key distributors located in Japan and Germany, and through a worldwide network of sales representatives. In fiscal year 2000, IGC-APD and IGC-Polycold began marketing combined product lines as "Cool Solutions (TM)". IGC-Polycold has retained the rights to the "Cool Solutions" trademark application.

         IGC-APD marketed shield coolers through a direct sales force located in Allentown, Pennsylvania, its office in Sunnyvale, California and its office in the U.K. IGC-APD's other cryogenic products were marketed worldwide through its direct sales force and through scientific and vacuum equipment sales representatives and distributors. Prior to the sale to Sumitomo Heavy Industries, IGC-APD and Daikin Industries, Ltd., a Japanese company, agreed to terminate their worldwide partnership pursuant to which the parties sold common cryopumps under the "Marathon" trademark in well-defined territories.


D. Competition/Market

         IGC-Polycold believes its major competitors include some small manufacturers in the Far East and one small manufacturer in Europe. In addition, IGC-Polycold experiences some competition from Helix Technology Corporation (which markets its products under the names "CTI Cryogenics" and "CTI") in limited applications. IGC-Polycold also competes with the use of liquid nitrogen as an alternative to IGC-Polycold's low temperature refrigeration systems. The Company generally competes in this area on the basis of total cost of ownership, as well as price, availability and product quality. In addition, the CryoTiger refrigeration system competes against alternative technologies including Stirling refrigerators and open-cycle coolers that rely on reservoirs of liquid nitrogen, which must be replenished periodically. Although the initial purchase price for a CryoTiger refrigerator may exceed the price of a comparable liquid nitrogen cooler, we believe lower operating and maintenance costs and greater ease of use offset this higher initial cost. Finally, there are no assurances that emerging technology will not adversely impact IGC-Polycold's competitiveness.

E. Patents

         Patents are a significant competitive factor in some areas of our Instrumentation segment. Our CryoTiger and AquaTrap lines are based upon patented proprietary technology. While IGC-Polycold does have some patent protection for its products, patents currently are not a significant competitive factor for its other products. Patents may become more significant in the future, however, as IGC-Polycold develops new products. One of the Company's keys to success in marketing its refrigeration products will depend on its continued ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of others. There are no assurances that changing technology and/or emerging patents will not adversely impact our current patent position or competitiveness. In addition, while we focus on developing and patenting new technologies, there are no assurances that this technology will become commercially significant or that competing patents will not be issued. No patents that the Company considers significant expire during the next five years.

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

G. Warranty

         Warranty reserves were increased in fiscal year 2002 as a result of the introduction of product lines from IGC-APD and the introduction of new products from IGC-Polycold.

                            ENERGY TECHNOLOGY SEGMENT
                            -------------------------

A. Introduction

         The U.S. Department of Energy has reported that much of the nation's electrical transmission and distribution infrastructure is rapidly becoming incapable of meeting the demands of our modern economy. This is because there has been a material decline in investment in this infrastructure by service providers, largely due to deregulation of the electric utility industry. Deregulation has also resulted in exponential growth in electricity transactions at the wholesale level, which has placed a burden on the existing infrastructure. Increasing congestion indicates that the ability to move electricity over the existing wires is limited. Energy Technology is an emerging industry dedicated to providing more efficient, reliable and environmentally responsible means of generating, transmitting and distributing electricity. High-temperature superconducting (HTS) materials could become a key solution. We are focusing on HTS-based devices that address a potential market for more efficient, reliable and environmentally friendly electric transmission and distribution, which we expect will be easier to permit and license than the conventional counterparts.

         HTS materials are composed of ceramic-like compounds that become superconducting at higher temperatures than those required to maintain superconductivity in LTS materials. HTS materials typically remain superconducting when cooled to temperatures similar to that of liquid nitrogen (77 Kelvin or minus 321 F). Accordingly, HTS materials usually require less sophisticated and less costly cryogenic refrigeration systems than LTS materials, making them well-suited for use in devices such as HTS cables, transformers and fault current limiters and controllers.

         We have maintained an HTS program since shortly after these materials were first identified in 1986. Initially, the Company and others pursued the development of "First Generation" HTS wires and tapes using Bismuth-based materials. The Company and others have incorporated First Generation conductors into successful prototype products. Despite improvements in First Generation wires and tapes, we believe that the high cost of raw materials required for these conductors (notably, high-purity silver), the high labor content and certain performance limitations will prevent widespread commercialization.

         More recently, we shifted our focus to "Second Generation" HTS conductors. These conductors are based on less expensive metal alloy substrates (e.g., nickel) and can be manufactured using a far less labor-intensive process than First Generation conductors. Based on these factors, and the superior performance demonstrated by Second Generation conductors, we believe these conductors can reach cost and performance levels necessary for commercialization of electric power devices. Our wholly-owned subsidiary, SuperPower, Inc., develops Second Generation materials and electric power devices that utilize HTS materials. SuperPower intends to incorporate HTS wire products (initially, First- and subsequently, Second-Generation) into electric power devices (see "Principal Products" below) for sale primarily into the electric power utility marketplace.

         We believe that Second Generation HTS conductors can be made in sufficient quantity and length, and with cost and performance attributes that will meet the commercial requirements of the applications we are pursuing. However, we expect that it will take at least until mid-decade to reach such commercial thresholds. To date, Second Generation HTS conductors have been demonstrated successfully by us or other entities only in short lengths on a laboratory scale. There can be no assurance that we will be successful in extending the laboratory results to a manufacturing scale with cost and performance levels adequate for successful commercialization or that end-user utilities will accept the new products we are developing.

B. Principal Products

         (i) Second Generation HTS Conductor

         As a pre-requisite to developing commercially successful HTS-based electric power devices, we intend to develop, manufacture and sell (both internally and externally) Second Generation HTS conductor. To that end, in January 2000 we entered into a three-year Cooperative Research and Development Agreement (CRADA) (the "LANL/ANL Agreement") with two U.S. Department of Energy national laboratories (the Los Alamos National Laboratory ("LANL") and the Argonne National Laboratory ("ANL")). Under this agreement, LANL and ANL are assisting us in scaling up certain promising HTS deposition processes to commercial manufacturing levels. We are responsible for approximately half of the $2.5 million cost under the LANL/ANL Agreement, with the laboratories sharing the other half. In May, 2001, we negotiated an exclusive license with LANL to certain HTS technology that we believe will provide a competitive advantage in the manufacture and sale of Second Generation HTS material. We also have exclusive access to technology developed under the CRADA, and the first right to negotiate an exclusive license within a field of use, for reasonable terms and conditions, to additional inventions made by LANL and ANL under the agreement. In addition, we announced in June 2000 the signing of a contract with UT-Battelle for the U.S. Department of Energy ("DOE Agreement") for the first phase of a three-year project to commercialize the manufacturing process for Second Generation HTS conductors. We currently expect the project to be extended to April 2004. This contract complements the LANL/ANL Agreement. SuperPower and DOE will share the costs of $4.5 million project. The first phase was completed in March 2001 and the second phase was begun in March 2001. The Company expects the program to continue for two more phases, comprising a total of 18 months. Also, in February 2001 the Company received $800,000 from the Dual Use Science & Technology (DUST) office and the Air Force Research Laboratory (AFRL) at Wright Patterson Air Force Base to assist in the scale up of Second Generation HTS manufacturing. During this 33 month program, SuperPower will match the $800,000 in funding. We expect the DUST office to add $450,000 for this program this year, which SuperPower will also match. In August 2001, the Company executed a 3-year CRADA with the AFRL at Wright Patterson Air Force Base also related to Second Generation HTS manufacturing.

         (ii) HTS-Based Electric Power Devices

         Using initially First Generation and, subsequently, Second Generation HTS conductor, we intend to develop electric power devices for sale primarily into the electric power utility marketplace. IGC-SuperPower would manufacture and sell HTS materials and components for integration into products such as HTS cables, transformers and fault current limiters.

                  (a) HTS Transmission Cable: An HTS transmission cable can carry three to five times more power than a conventional copper cable system. This has potential advantages in circumstances where new underground installation is too expensive, the terrain too difficult or where overhead right of way is not available, or is difficult to license. Given their high current-carrying capacity and other attractive characteristics, HTS cables may open up new alternatives in network design. A superconducting cable would also eliminate environmental concerns caused by leaks, fires or explosions because it does not use oil like conventional cables. HTS cables could be retrofitted into existing conventional cable ducts allowing for the delivery of more power as well as creating conduit space for telecommunications cable. HTS cables could also ensure that service reliability will be maintained as the demand for electricity grows and would improve operating efficiency through lower line losses.

                           We participated in the first known "real world"
                  demonstration of an HTS cable in a project led by Southwire Company. The 30m, 12.5kV, 1,250A HTS power cable was commissioned in February 2000 and currently provides power to three Southwire plants.

                           In August, 2001, we announced that SuperPower would
                  develop and install a First Generation power cable in an urban right-of-way in Albany, New York. The New York State Energy Research and Development Authority awarded IGC-SuperPower six million dollars ($6,000,000) for this project. We believe it is critical to the success of this project to engage a cable partner rather than just a cable component supplier. Once a partner is secured, we expect the project to take approximately four years to complete. While we initially targeted this as a three year project, we have decided to expand the project to include an additional phase in which we will design, build and test a Second Generation cable prototype.

                           (b) HTS Fault Current Limiter: In the electrical
                  transmission and distribution system, a short circuit (fault condition) may result from events such as lightning striking a power line, or downed trees or utility poles. Such events create a surge of current through the electric power grid system that can cause serious damage to grid equipment. Circuit breakers are deployed within electric distribution and transmission substations to protect equipment from damage. However, due to continuing growth of power demands and increased interconnections between power distribution networks, transmission networks, and power generation sources, fault current levels are increasing to levels that exceed the original fault current interrupting capabilities of the circuit breakers. Application of high-temperature superconducting (HTS) fault current limiters (FCL), would reduce the available fault current to a safer level within the operating limit of existing circuit breakers, without resorting to other expensive measures such as breaker or transformer replacement, bus splitting or construction of new substations.

                           Together with General Atomics, SuperPower
                  participated in the demonstration of an HTS fault current limiter/controller in 1999. Los Alamos National Laboratory recently refurbished this distribution level FCL unit with SuperPower's assistance. It has undergone several successful tests, which proved the FCL design concept and also validated the modified component designs. SuperPower believes that a market for the HTS fault current limiting technologies exists at higher voltage levels typical of transmission substations. We have recently initiated a program to develop, design, manufacture and demonstrate a 138kV HTS fault current limiter. The completion of this effort is dependent upon partial funding from private and government sources. Although SuperPower has received verbal offers of such support, there is no guarantee that formal agreements committing these funds will be signed.

                  (c) HTS Transformer: Conventional copper-wound, oil-filled transformers are heavy, costly and of massive size relative to output. They are also susceptible to fire and explosion and can damage the environment should the oil leak. HTS technology has the potential to enhance operating cost, performance and flexibility while offering reductions in both size and weight. Specifically, HTS transformers would eliminate the fire, explosion and environmental hazard associated with conventional oil-filled transformers, run indefinitely at rated and above rated power without reduction of transformer life, provide more power per unit volume in existing substations, and increase operational electrical efficiency. Initially, HTS will have to compete against conventional copper-based transformer technology to gain acceptance and market share.

                           Together with our partner Waukesha Electric Systems
                  (an operating unit of SPX Corporation), we successfully developed and tested a 1 MVA HTS transformer prototype using First Generation conductor. This project was completed in 1999. We currently are working with Waukesha to complete a 5/10 MVA HTS transformer prototype. Our expectation is that this prototype will be installed in Waukesha's switchyard early in 2003. This will be after extensive factory acceptance testing, which will be completed by the end of 2002. Once energized, the prototype is expected to remain in Waukesha's switchyard for a sufficient period to obtain important operating data and to demonstrate reliability for utility application. The ultimate goal of the program is to develop a 30/60 MVA HTS transformer for the commercial market. We believe that Second Generation material will be required for commercial success. In the interim, until this occurs, further research and development is contemplated to address high voltage dielectric insulation requirements and the introduction of load tap changing capability. We have a Product Development Agreement with Waukesha to commercialize HTS transformers.

         The company maintains a long-term perspective on the development of the market for HTS technology and the described devices. The company plans to continue to pace its rate of investment based on the progress of the requisite technology and the perceived willingness of industry to adopt HTS devices. As a result, any or all of the described devices and their product development schedules will be examined on a regular basis and may result in readjustment to later dates or be cancelled altogether.

C. Marketing

         The Company intends to reach the electric utility marketplace via strategic relationships with existing suppliers of electric power equipment. While a strategic relationship already exists with Waukesha Electric Systems, we believe it will be necessary to obtain additional strategic partners covering cable manufacturing, refrigeration systems and device integration in order for us to compete successfully. There can be no assurance that such strategic partners will be found, or that such partners will be successful in bringing any of our products to market.

D. Competition/Market

         With respect to HTS-based products, we anticipate that we will participate principally as a developer and manufacturer of materials and components. These materials and components are necessary to enable HTS cable, transformer and fault current limiting technologies, and associated cryogenic refrigeration systems to succeed. We will also be a developer and supplier of Second Generation HTS conductors (i.e., wires/tapes). We believe that we can compete effectively by leveraging Intermagnetics' experience in superconducting materials and cryogenic refrigeration systems, and its long track record of world-class technical achievements and profitable commercialization of LTS products.

         We believe our most significant U.S.-based competitor for HTS conductor is American Superconductor Corporation, which has established strategic development and/or marketing relationships with a number of existing suppliers and users of electric power equipment. Internationally, competitors include NKT, Pirelli, Sumitomo and Furukawa for cables, and Siemens and ABB for transformers and FCL's. We also compete with 3M, Sumitomo and Fujikura on Second Generation conductor.

         The underlying economics for HTS-based products appear to be attractive. However, potential commercial end-users lack experience with such products in field operations. This, along with the cost of currently existing First Generation HTS materials, has tended to limit the adoption rate, especially in the context of larger, more expensive applications such as those for utility power plants and electric networks. Managers of electric utilities focus on issues of long-term reliability, compatibility and maintenance, and must make investments with a 40-year time horizon. For this reason, only the most forward-looking utilities have begun to test prototype HTS systems. HTS-based products ultimately will need to justify themselves in economic and performance terms before widespread adoption can take place. Before HTS wire or cables can replace conventional conductors available today, the price/performance relationship of HTS must be demonstrated reliably. On the basis of forecasted improved performance in Second Generation HTS conductor, we expect to achieve HTS conductor selling prices that will stimulate broad, commercial demand. However, there are many technical hurdles that must be overcome before this goal can be attained and there are no assurances that a market for these products will develop.

         We do not believe our current overall operations depend upon successful market acceptance of HTS-based products or devices, nor are the Company's continued operations necessarily dependent on its success in the HTS marketplace. If HTS-based products or devices do become commercially viable, however, we believe that, as a leader in superconductivity, we would benefit from participating in that market. Accordingly, while representing a relatively high-risk, long-term investment of its resources, we perceive HTS technology as being of important strategic interest.

         Because of the perceived commercial potential of HTS materials, HTS research is a highly competitive field, and currently involves many commercial and academic institutions around the world that may have more substantial economic and human resources to devote to HTS research and development than the Company. There can be no assurances that we will have sufficient resources to bring HTS products to market or that emerging patents will not adversely impact our competitiveness. In addition, there can be no assurance that we will achieve a commercially significant position in this emerging marketplace.

E. Patents

         We believe that our current patent position, together with our expected ability to obtain licenses from other parties, will provide us with sufficient access to relevant intellectual property to develop and sell HTS wires and system components consistent with our business plan. However, the patent situation in HTS is unusually complex, and many participants are continuously filing new patents aggressively. Since the discovery of high temperature superconductors in 1986, rapid technical advances have resulted in the filing of a large number of patent applications relating to superconductivity worldwide. Many patents and patent applications overlap and are contested. A protracted interference proceeding in the U.S. regarding the fundamental Second Generation HTS composition Yttrium Barium Copper Oxygen (YBCO) reached its conclusion in favor of Lucent Technologies Inc. However, a considerable number of intellectual property ownership issues with respect to HTS materials and processes remain contested. A number of patents and patent applications of third parties relate to our current and future products. We may need to acquire licenses for those patents, successfully contest the scope or validity of those patents, or design around patented processes or applications.

         We have obtained a non-exclusive license to Lucent Technology's HTS patent portfolio, including a license to the patent application covering YBCO, one of the key raw materials we are developing for use in Second Generation HTS conductors. Lucent's YBCO patent application is expected to issue as a U.S. patent. We believe that the Lucent patent portfolio has been, or will be, licensed broadly on a non-exclusive basis to other HTS technology participants, including several of our competitors.

         We are developing a manufacturing process for Second Generation HTS conductor using the combination of Buffer Layer Deposition and Superconductor Deposition coating processes developed by LANL. We have obtained exclusive licenses to LANL's relevant patents and patent applications in this area and we have the right to obtain a license to technology developed by LANL under our existing CRADA. We believe that we will be able to obtain such licenses on commercially reasonable terms, but there can be no assurance that this will be the case. We have also applied for patents in related process and equipment technology invented by SuperPower employees. Other companies that compete with us are also developing Second Generation HTS using competing processes. There is no guarantee that the process we are developing will be the most commercially viable one.

         A number of other companies (including HTS competitors) have filed patent applications, and in some instances have been issued patents, on various aspects of HTS composition of matter, HTS wire processing, HTS wire architecture, and HTS component and subsystem design and fabrication. We would be required to obtain licenses under any patents issued or pending patents that might cover the materials, processes, architectures, components or devices that we wish to use, develop or sell.

F. Raw Materials and Inventory

         First Generation conductors currently require relatively high proportions of silver in the manufacturing process. This adds significant expense to the cost of the conductor and is one of the reasons we believe First Generation conductors will not achieve widespread commercial success. We expect to order parts and components for demonstration devices based on needs, utilizing multiple sources. For early demonstration prototypes, and prior to the availability of Second Generation material, we expect that First Generation HTS conductor will be available from multiple sources. However, the manufacturing of even First Generation material is not yet an established business for the current suppliers, and our ability to procure such materials in adequate quantities and with acceptable prices cannot be assured. We anticipate purchasing raw materials that include precursors and nickel alloy tape for scaling up the manufacture of Second Generation conductor. These materials are available from multiple sources. We currently do not maintain significant quantities of inventory of any of the supplies used in Second Generation conductor or for our device development needs.

G. Warranty

         The Energy Technology Segment has not experienced any warranty obligations to date.


                            RESEARCH AND DEVELOPMENT
                            ------------------------

         Our research and development activities are important to our continued success in new and existing markets. Externally funded development programs have directly increased sales of design services and products and, at the same time, assisted in expanding our technical capabilities without burdening operating expenses. While many of our government contracts require that we share any new technology resulting from the contract with the government, which includes the right to transfer such technology to other government contractors, we currently do not expect such rights to have a material adverse impact on our future operations.

         External funding covers a substantial portion of our research and development expenditures, principally from the U.S. government. In fiscal 2002, approximately 34% of total research and development activities were paid by such external programs compared to approximately 43% in fiscal years 2001 and 2000, respectively. During fiscal years 2002, 2001 and 2000, product research and development expenses in all segments, including externally funded amounts, were $22,482,000, $16,591,000 and $11,038,000, respectively.

         We can experience, in any given year, significant increases or decreases in external funding depending on our success in obtaining funded contracts.

                                   INVESTMENTS
                                   -----------

See Note D of the Notes to Consolidated Financial Statements included in response to Item 8 for a description of our investments.

                                    PERSONNEL
                                    ---------

         On May 26, 2002, we employed 546 people. We experienced a significant reduction in our workforce as a result of the divestiture of IGC-AS and IGC-APD, as well as from reduced demand in our Instrumentation segment.

         There is great demand for trained scientific and technical personnel as well as for key management personnel, and our growth and success will require us to attract and retain such personnel. Many of the prospective employers of such personnel are larger and have greater financial resources than the Company and may be in a better position to compete for prospective employees.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

         At the end of fiscal 2002, the executive officers of the Company were:

Name                      Position                                        Age
----                      --------                                        ---

Glenn H. Epstein          Chairman and Chief Executive Officer            44


Michael K. Burke          Executive Vice President and                    44
                          Chief Financial Officer

Leo Blecher               Sector President - MRI                          56

Philip J. Pellegrino      Sector President - Energy Technology            53

David Thielman            Vice President and General Manager -            46
                          IGC-Polycold Systems Inc.

         Glenn H. Epstein was elected Chairman of the Board effective May 26, 2002. He became the Company's Chief Executive Officer on June 1, 1999. Mr. Epstein joined the Company on May 5, 1997 as its President and Chief Operating Officer. Prior to joining the Company, Mr. Epstein worked for Oxford Instruments Group, plc in various capacities between 1986 and April 1997, including the position of President of Nuclear Measurements Group, Inc., a wholly-owned subsidiary of Oxford. Mr. Epstein also worked for the General Electric Company between 1981 and 1985.

         Michael K. Burke was appointed Executive Vice President and Chief Financial Officer on December 17, 2001. He is also the Company's Treasurer. In May 2000, Mr. Burke became the chief financial officer at Hydrogen Burner Technology, Inc., a manufacturer of onsite hydrogen generators and integrated fuel processors for fuel-cell applications. Prior to that, he was a managing director in the U.S. investment banking department of CIBC Oppenheimer Corp. (now CIBC World Markets) having joined the firm in 1995. Prior to joining CIBC Oppenheimer he was a director within the global investment banking division of Barclays Bank Group and was team leader of its New York-based infrastructure finance unit.

         Leo Blecher was appointed Sector President - MRI on October 16, 2001. He previously held the title of Vice President and General Manager of IGC-MBG. He originally joined the Company in 1988 as Manager of Technology Projects. Prior to joining the Company, Mr. Blecher held various positions of responsibility with Israel Aircraft Industry, holding the title of Manager - Engineering and Project Manager, for the Space Technology Division.

         Philip J. Pellegrino joined the Company as Sector President - Energy Technology on October 19, 2001. He is also the President of SuperPower, Inc. Mr. Pellegrino was president, chief executive officer and a director of the Independent System Operator in New England, which administers the region's wholesale electricity markets, centrally dispatches power generation and exercises operational control over the bulk transmission system. Prior to joining ISO New England, Mr. Pellegrino worked for more than 21 years at the New York Power Authority (NYPA) in increasingly responsible positions, including his final position as Senior Vice President, Transmission Business Unit, and for 6 years at the American Electric Power Service Corporation, where he began his career.

         David Thielman was appointed Vice President and General Manager of IGC-Polycold Systems Inc. on January 8, 2002. Mr. Thielman previously served in progressively responsible engineering and senior management positions in his 13 year career with Milwaukee-based APW Corporation. At APW, he was appointed general manager of the company's Dallas and Austin, Texas, facilities. Prior to APW, he worked for 10 years at The Trane Company in LaCrosse, Wisconsin, where he began his career.

ITEM 2. PROPERTIES

         Our corporate headquarters and IGC-MBG are located in approximately 146,000 square feet of space located in Latham, New York (the "Latham Facility"). We own the Latham Facility, which is subject to a mortgage. (See Note E of the Notes to Consolidated Financial Statements included in response to
Item 8 hereto.)

         We lease approximately 65,000 square feet of office and manufacturing space in nearby Schenectady, New York, which SuperPower currently occupies. The lease has a 20 year term ending in October 2019.

         IGC-MAI leases approximately 24,000 square feet in a multi-tenant building located in the Milwaukee County Research Park's Technology Innovation Center (the "Research Park"). Approximately 9,000 square feet are used for office space with the remaining space dedicated to lab, assembly, shipping and material storage. The lease expires in August 2003.

         IGC-Polycold Systems Inc. leases approximately 70,000 square feet of manufacturing and office space in Petaluma, California. The lease expires in October of 2011.

         Upon the divestiture of IGC-AS, we assigned our lease to IGC-AS' office and production facility located in Waterbury, Connecticut. The thirty-year prepaid lease, which expires in December, 2021, includes approximately 212,700 square feet (of which 57,900 square feet are presently being used).

         IGC-APD operated out of a building, which it owns, in Allentown, Pennsylvania totaling approximately 56,550 square feet. This property transferred to the new owners upon our sale of all of the outstanding shares of IGC-APD in February, 2002. See Note E of the Notes to Consolidated Financial Statements included in response to Item 8 hereto for a description of IGC-APD's obligations under revenue bonds issued in connection with the purchase of this building and our guarantee under that bond.

         We believe our current facilities are adequate and suitable for our current and near-term needs.


ITEM 3. LEGAL PROCEEDINGS

         Neither the Company nor any of its subsidiaries is a party to any material legal proceeding. The Company is, from time to time, a party to litigation arising in the normal course of its business.

         To our knowledge, no director, officer, affiliate of the Company, holder of 5% or more of the Company's Common Stock, or associate of any of the foregoing, is a party adverse to, or has a material interest adverse to, the Company or any of its subsidiaries in any proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         At the beginning of fiscal year 2002, our Common Stock was traded on the American Stock Exchange under the symbol IMG. On July 11, 2001, the Company's stock began trading on the Nasdaq National Market under the ticker symbol IMGC. The high and low sales prices of the Common Stock for each quarterly period for the last two fiscal years, based on quoted market prices, are shown below.


                                              Closing Prices(1)
                                              -----------------

Fiscal Year 2002                                     High                   Low
----------------                                     ----                   ---
Quarter Ended August 26, 2001                     36.6000               25.4900
Quarter Ended November 25, 2001                   32.7500               18.2600
Quarter Ended February 25, 2002                   28.4200               21.9600
Quarter Ended May 26, 2002                        27.2500               22.1000

Fiscal Year 2001
----------------
Quarter Ended August 27, 2000                     19.2747               10.5892
Quarter Ended November 26, 2000                   29.1667               16.6054
Quarter Ended February 25, 2001                   25.4289               13.2353
Quarter Ended May 27, 2001                        29.1667               19.5980

------------------
 (1) The closing prices have been adjusted to reflect a three percent stock dividend distributed on August 25, 2000, to stockholders of record on August 4, 2000, and a two percent stock dividend distributed on August 31, 2001 to shareholders of record on August 14, 2001.

         There were approximately 1,439 holders of record of Common Stock as of August 15, 2002. The Company has not paid cash dividends in the past ten years, and it does not anticipate that it will pay cash dividends or adopt a cash dividend policy in the near future. On July 26, 2001, the Company announced that after August 2001, it was discontinuing its policy of granting annual stock dividends. Under the Company's bank agreements, prior bank approval is required for cash dividends in excess of the Company's net income for the year to which the dividend pertains.

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


                                                (Dollars in Thousands Except Per Share Amounts)
                                 ---------------- --------------- ---------------- --------------- ----------------
For the Fiscal Year Ended           May 26, 2002    May 27, 2001     May 28, 2000    May 30, 1999     May 31, 1998
                                    ------------    ------------     ------------    ------------     ------------
Net sales                             $ 153,294     $ 138,157        $ 112,772        $ 102,871        $  95,894
Gross Margin                             61,901        58,528           40,766           32,739           35,685

Income (loss) before
  Income taxes                           30,275        18,026           10,506           (8,241)           4,744

Net income (loss)                        20,589        11,067            6,452           (7,029)           2,753
Per common share:
   Basic                                   1.26          0.72             0.48            (0.54)            0.21

   Diluted                                 1.19          0.67             0.45            (0.54)            0.20

At End of Fiscal Year                      2002          2001             2000             1999             1998
                                      ---------     ---------        ---------        ---------        ---------

Working capital                       $  93,113     $  60,370        $  44,816        $  34,389         $ 45,493
Total assets                            177,225       152,158          127,977          125,458          127,776
Long-term debt
 (net of current maturities)              4,668         6,185           26,524           26,631           28,833
Retained earnings/(accumulated
 deficit)                                15,999        (4,590)          (6,159)          (8,061)          (1,081)
Shareholders' equity                    147,394       115,015           78,463           72,173           83,801


----------
(a) Income (loss) per common share has been computed during each period based on the weighted average number of shares of Common Stock outstanding plus dilutive potential common shares (where applicable).

(b) The Company did not pay a cash dividend on its Common Stock during any of the periods indicated.

(c) Net income (loss) per common share has been restated to give effect to the 2% stock dividend distributed in August 2001, 3% stock dividend distributed in August 2000, and 2% stock dividend distributed in September 1998 and September 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Intermagnetics General Corporation ("Intermagnetics", "Company", "we" or "us") makes forward-looking statements in this document. Typically, we identify forward-looking statements with words like "believe," "anticipate," "perceive," "expect," "estimate" and similar expressions. Unless a passage describes an historical event, it should be considered a forward-looking statement. These forward-looking statements are not guarantees of future performance and involve important assumptions, risks, uncertainties and other factors that could cause the Company's actual results for fiscal year 2003 and beyond to differ materially from those expressed in the forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other assumptions, risks, uncertainties and factors disclosed throughout our Annual Report on Form 10-K.

         Except for our continuing obligations to disclose material information under federal securities laws, we are not obligated to update these forward-looking statements, even though situations may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

         The Company's discussion and analysis of its financial condition and results of operations are based upon; in part the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect assets, liabilities, revenues, expenses and related disclosure of contingent liabilities.

         The Company recognizes revenue and profit on long-term development contracts based upon the lesser of, milestones achieved or costs incurred plus earned profit. Some of these contracts require the Company to contribute to the development effort. Should the actual costs exceed the estimates for these development efforts and the Company was not successful in securing additional funding it may be necessary to record additional expense.

         The Company maintains a reserve for inventory that may become damaged in the manufacturing process or technologically obsolete. If technology advances more rapidly than expected, manufacturing processes improve substantially or the market for our products declines substantially, additional reserves may be required.

         The provision for warranty for potential defects with our manufactured products is based on historical experience for the period the product was under warranty during the fiscal year. The Company believes this reserve is adequate based on the evaluation criteria, procedures in place to control the manufacturing process and pre-testing of newly developed products to ensure their manufacturability prior to commercial introduction. If product quality declines the Company may require additional provisions.

         The Company maintains a provision for potential environmental remediation for businesses disposed of during the current fiscal year. These provisions are based upon estimates from environmental engineers that have visited the sites and understand the scope of the project, should a cleanup be required. The Company believes these provisions are adequate based on estimates from environmental engineers.

         The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment. Should this occur the Company would be required to record an impairment charge in the future.

COMPANY OVERVIEW
----------------

         We operate in three reportable operating segments: Magnetic Resonance Imaging (MRI), Instrumentation, and Energy Technology. The MRI segment consists primarily of the manufacture and sale of magnet systems (by the IGC-Magnet Business Group) and radio frequency coils (by IGC-Medical Advances Inc.). These products are used principally in the medical diagnostic imaging market. Until October 24, 2001 this segment also included the manufacture and sale of low-temperature superconducting wire by our IGC-Advanced Superconductor division ("IGC-AS"). The Instrumentation segment consists of refrigeration equipment produced by IGC-Polycold Systems Inc. ("IGC-Polycold"). These systems are used primarily in ultra-high vacuum applications, industrial coatings, analytical instrumentation, medical diagnostics and semiconductor processing and testing. For the first three quarters of fiscal year 2002, this segment also included IGC-APD Cryogenics Inc ("IGC-APD"). The Energy Technology segment, operated through SuperPower, Inc. is developing second generation, high-temperature superconducting materials that we expect to use in devices designed to enhance capacity, reliability and quality of transmission and distribution of electrical power.

         We completed two major divestitures in fiscal year 2002. On October 24, 2001, we sold the assets and business of IGC-AS to Outokumpu Copper Products Oy. On February 5, 2002, we sold all of the outstanding shares of IGC-APD to Sumitomo Heavy Industries, Ltd. These transactions are discussed in more detail below.

         Through February 25, 2001, the Company reported its operations in four segments: Electromagnetics, Low-Temperature Superconductors, Refrigeration, and Energy Technology. The change to these segments reflects our continued focus on commercial market applications of core technology. The resulting reporting segments are intended to relate to the primary markets which each serves, rather than the technologies that give rise to individual products. Prior year segment data has been reclassified to conform to current year presentation. Through October 2000, the Refrigeration Segment included a refrigerant business that we exited for strategic reasons.

         Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The Company evaluates the performance of its reportable segments based on operating income
(loss). The Company operates on a 52/53-week fiscal year ending the last Sunday during the month of May.

         We also have a foreign sales corporation located in Barbados, which we plan to discontinue as a result of the Extraterritorial Income Exclusion Act of 2000. The Act provides for an exclusion from gross income of a percentage of income attributable to certain activities performed outside the United States. This exclusion is designed to parallel the treatment of foreign-sourced income by other countries and contains no requirement for a separate foreign entity to obtain the benefit.

RESULTS OF OPERATIONS
---------------------

         During fiscal 2002 we completed two major divestitures. On October 24, 2001, we sold the assets and business of IGC-AS to Outokumpu Copper Products Oy. On February 5, 2002, we sold all of the outstanding shares of IGC-APD to Sumitomo Heavy Industries, Ltd. Additionally the Company had non-recurring expenses of about $1.5 million related to moving our San Rafael California plant and our mixed gas product line to Petaluma, California. Throughout the following analysis reference will be made to on-going operations. When we refer to on-going operations we are excluding the effect of IGC-AS and IGC-APD in both fiscal 2001 and 2002 as well as the effect of the nonrecurring expense in fiscal 2002.

         For the year ended May 26, 2002, sales increased by 11.0% or $15.1 million, to $153.3 million, compared with an increase of 22.5% for the preceding year. On-going operations had sales increase of $24.3 million to $144.3 million, or 20.2%.

         Sales of the MRI segment increased by $28.9 million, or 31.0%, primarily a result of increased product demand, by Philips Medical Systems (PMS) as well as other customers. This increase more than offset a decline in sales of low-temperature superconducting wire resulting from the sale of essentially all of the assets of IGC-AS. Sales from on-going operations in the MRI segment increased $34.3 million or nearly 40.0%. In the prior year, MRI segment sales increased by $16.4 million, or 21.2%, most of which was a result of strong demand by PMS and the transfer of magnet production from our former French joint venture (AISA) for the entire year, versus only a partial year in fiscal 2000. These increases more than offset a decline in sales of low-temperature superconducting wire to external customers, as more of the total wire production was devoted to internal needs.

         Sales of the Instrumentation segment decreased by $15.7 million, or 36.8%, to $26.9 million from $42.6 million. Approximately $8.0 million or 51.0% of the total decline from fiscal 2001 resulted from a decrease in product demand for refrigeration equipment caused, in part, from a slow down in the economy. In addition, we experienced unusually high sales in this segment in the prior fiscal year. Another $6.4 million or 40.8% of the decline was related to the sale of IGC-APD and the relocation of our San Rafael, California plant to a new modern facility in Petaluma, California. Sales from on-going operations in this segment declined $10.7 million or about 35% relating to decreased customer demand and unusually high sales in the prior fiscal year. In the prior fiscal year, sales of Instrumentation products increased by $9.0 million, or 26.9%, resulting from a large increase in demand for the Company's refrigeration equipment in areas such as optical filters used to increase capacity of the data transmitted on fiber optic cable networks. This increase was partially offset by a $3.8 million, or 75.1% decline in the sale of refrigerants resulting from our decision to exit the refrigerant business.

         Sales in the Energy Technology segment increased by $2.0 million, or 121.4%, to $3.6 million primarily from increased outside funding for superconducting devices. The Company continues to focus its efforts on successfully manufacturing second-generation superconductor and first generation devices. In the prior year sales in the Energy Technology segment were essentially unchanged at $1.6 million. The Company believes, in general, that first generation conductors (consisting of ceramic compounds in a silver matrix) will be unable to achieve cost and performance targets necessary to make devices produced with this material economically feasible. Accordingly, we are developing conductors in which the superconducting compounds are deposited on a lower-cost substrate. While they have not yet resulted in increased sales, we have developed important relationships and cooperative agreements for the pursuit of this approach, and we continue to seek additional partners to assist in the development and marketing of these products.

         Gross margin in fiscal 2002 increased $3.4 million to $61.9 million. About $14.4 million is related to increased customer demand, active cost reduction programs and improved product mix from magnet systems and additional customer funding for research and development. These increases were offset by a reduction of $4.6 million resulting from disposed businesses mentioned previously as well as a decrease of about $5.9 million relating to reduced demand for instrumentation products. Additionally, prior year margin had the benefit of $1.4 million of inventory recovered from the related restructuring recorded in fiscal 2000. As a percent of sales, margins decreased to 40% from 42%. Margins on an on-going basis would have increased $5.8 million to $56.1 million primarily as a result of increased demand for magnet systems, active cost reduction programs and improved product mix as well as additional customer funding for research and development. Again, increased margins on an on-going basis were offset by reduced contribution related to decreased customer demand within the Instrumentation Sector. In the previous years, excluding the effects of inventory written off in restructurings in fiscal 2000 and recoveries in fiscal 2001, gross margins increased to $57.2 million, or 41% of sales, from $42.2 million, or 37% in fiscal 2000. This increase was due principally to the large increase in sales, coupled with an improved mix of sales in both RF coils and instrumentation. In addition, the substantial reduction in refrigerant sales resulting from the previously described decision to exit that business helped improve gross margins, as these were low-margin sales.

         Product research and development increased $5.3 million or 56% to $14.9 million. Approximately $2.4 million of this increase was a result of increased efforts of the MRI segment relating to new magnet and RF coil designs. The Company expects to generate initial sales from these development activities within the coming fiscal year. Another $2.6 million is related to our efforts to develop second-generation superconductor and first-generation devices for the Energy Technology market. We view this as a longer-term investment that is not expected to generate near-term sales. Finally, in fiscal 2002 the Company increased research and development in the Refrigeration segment by about $300,000. This effort is dedicated to understanding our customer's needs and creating a product to satisfy those needs. We expect the results of this effort will generate initial sales in fiscal 2003. In the prior fiscal year product research and development increased by 52.1% to $9.5 million, from $6.3 million in fiscal 2000. Substantially all of the increase was due to programs to develop new magnet systems, new refrigeration applications to broaden the Instrumentation product line and a substantial increase in our HTS activities in the Energy Technology segment.

         Marketing, general and administrative expenses decreased by about $1.8 million, or 6.7%. The majority of this decrease is related to the sale of IGC-AS and IGC-APD. Spending in the MRI segment declined from prior year as a result of reduced selling expenses and legal fees related to patent defense. These reductions were partially offset by increased spending for information technology, primarily related to increased staffing. Marketing expense in the Instrumentation segment increased in accordance with our business model to focus on customer intimacy. Finally, there was modest increased spending from the Energy Technology segment in fiscal 2002 related to increased staffing. On an on-going basis marketing, general and administrative would have increased about $1.3 million or 6.6% had the sale of businesses not occurred. In fiscal 2001 these expenses increased by about $4.2 million or 18.0%. In addition to a substantial increase in the level of expenditures devoted to the Energy Technology segment, we also had higher compensation costs resulting from both increased staff levels and higher incentive compensation resulting from the improved overall performance. In addition, we had higher consulting and stock-based compensation costs and certain expenditures associated with a termination of the company's traditional defined benefit pension plan and subsequent transition to a fixed, defined contribution plan.

         Amortization of intangible assets decreased $1.1 million as a result of the adoption of Statement of Accounting Standard No. 142, "Goodwill and Other Intangible Assets." In the prior year amortization of intangible assets increased by about $1.1 million resulting from a full year of amortization of the intangible assets acquired in connection with the termination of our AISA joint venture.

         Overall for fiscal 2002, operating income increased about $1.0 million or 5.4% to $19.6 million. This increase includes the effect of the disposition of certain businesses, expenses related to the transfer of mixed gas and the move of our San Rafael California plant to Petaluma California. On an on-going basis, operating income would have increased approximately $760,000 or 3.9%. It is important to note that prior year includes the benefit of $1.2 million of operating income related to the recovery of a restructuring charge. Without that benefit in the prior year, operating income from on-going operations would have increased $1.9 million or 10.6%. In the prior year operating income more than doubled to $18.6 million due primarily to the much higher level of sales and gross margins.

         Interest income increased about $600,000 or 42% to nearly $2.0 million. This increase is due primarily to increased cash. Interest expense decreased $1.3 million or 67% to nearly $700,000 related primarily to the conversion of our subordinated debentures. During fiscal 2000 our ownership in an investment that was accounted for using the equity method of accounting was diluted below 20%, and, accordingly, we ceased applying the equity method. Also, in fiscal 2000, we recorded a recovery of a portion ($1.6 million) of a fiscal 1999 provision for guarantees of indebtedness of a UK company in which we had an investment. The investment had also been written off in fiscal 1999, and in fiscal 2000, proceeds from the company's liquidation reduced our obligation under the guarantee.

         On October 24, 2001, we divested our low-temperature superconducting
(LTS) materials business, IGC-Advanced Superconductors of Waterbury, Connecticut, for more than $33.5 million. The purchase price consisted of a $4 million note, payable over two years, which was recorded at present value of $3.8 million, and the balance in cash. The agreement between Intermagnetics and Outokumpu Copper Products Oy, a subsidiary of the Outokumpu Group of Finland, also includes a six-year strategic supply arrangement that will expand Outokumpu's existing superconducting materials business. Intermagnetics will purchase from Outokumpu a substantial portion of the LTS wire it requires internally, primarily for manufacturing superconducting magnet systems for magnetic resonance imaging systems. Intermagnetics will receive up to an additional $4 million if it attains specified levels of LTS wire purchases over the first two years of the agreement. Excluding that payment, the sale resulted in a one-time pre-tax gain of approximately $15.4 million. Additionally, the Company recorded stock based compensation expense of $795,000 related to the sale.

         On February 5, 2002, the Company sold the stock of its subsidiaries IGC-APD Cryogenics, Inc and IG-Europe, Ltd. The sale was subject to a stock purchase agreement between the Company and Sumitomo Heavy Industries (SHI) of Japan dated January 7, 2002. The sale to SHI included only the helium related assets of these subsidiaries and the assumption of related liabilities. The purchase consideration was arrived at by arms length negotiation and consisted of $9.5 million in cash paid on February 5, 2002. The Company was also able to withdraw an additional $1.2 million in cash prior to closing. The net pretax gain from the sale was $10,000. The agreement includes a six-year strategic supply agreement under which the Company will purchase from SHI shield coolers it requires internally, primarily for manufacturing superconducting magnet systems. The mixed-gas portion of the refrigeration systems business, previously conducted at IGC-APD, was transferred and integrated into IGC-Polycold, Inc. Additionally, the Company recorded stock based compensation expense of $528,000 related to the sale.

         In connection with these dispositions the Company has established a liability for environmental remediation and penalties of approximately $2.0 million. Essentially all of this liability remains on our balance sheet at the end of fiscal 2002.

         During fiscal 2002 the Company evaluated the probability of realizing the value of our investments in Ultralife Batteries Inc. and Kryotech. As a result, the Company determined these investments were impaired and accordingly wrote down Ultralife Batteries Inc. to current market value as of November 23, 2001 and Kryotech to zero, its estimated value. The write down amounted to $6.3 million and was due to a decline in fair market value of these investments, which, in the opinion of management, is other than temporary.

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and capital gains during the periods in which those temporary differences become deductible. Management considers projected future taxable income, the character of such income and tax planning strategies in making this assessment. The Company had Federal taxable income of approximately $18,900,000 in fiscal 2002, $13,500,000 in fiscal 2001 and $6,500,000 in fiscal 2000. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the remaining deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

         Looking forward, we expect to continue to maintain our investment in Energy Technology in order to be ready when the market for these products begins to develop, which we believe will be about the middle of the decade. Despite this investment, and relatively flat sales from on-going operations, we expect net operating profit to increase in fiscal 2003 by about 10% compared to reported fiscal 2002 as a result of our streamlined business focus, cost containment and manufacturing efficiencies. A portion of this growth is expected to come from sales of high (3.0T) field and open magnet systems as well as new products being developed at IGC-Medical Advances and IGC-Polycold. These products were being developed at the end of last fiscal year and continue to be developed now. Our customers are intimately involved in the definition and development of these products. Additionally, the Company has an active cost cutting program in each of its divisions to increase earnings. These expectations are based on the following assumptions, among others:

         o        The market for MRI systems continues to grow;
         o Customer acceptance of the new products being developed throughout the Company;

         o        Current order trends for MRI magnets to continue;
         o New products achieve the level of growth and market acceptance expected;
         o The slowing economy doesn't cause any further pullback in Instrumentation orders; and,
         o We are able to maintain gross margins through continued production cost reductions and manufacturing efficiencies.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         We generated approximately $15 million in cash from operating activities. Primarily this cash is a result of continued proactive management of our balance sheet, which is also reflected in our operating efficiency. Investing activities provided approximately $29 million, primarily from the sale of divisions partially offset by cash used for the purchase of plant property and equipment for machinery and tooling required for new product introduction and research and development as well as increased capacity. Additionally we received $4.3 million from the exercise of stock options and $700,000 as repayments of employee loans. We used $2.5 million of this cash on financing activities, as principal payments for long-term debt. We had a net increase in cash of $45.8 million, bringing our cash balance to $73.5 million.

         See the consolidated statement of cash flows, located elsewhere in this report, for further details on sources and uses of cash.

         During fiscal year 2001, the final $18.9 million of our 5 3/4% convertible subordinated debentures were converted into 1,369,217 shares of our Common Stock at $13.584 per share. Additionally, we issued 80,988 shares of Common Stock valued at an average of $19.200 per share to induce early conversion and in lieu of all accrued interest.

         Our capital and resource commitments at August 1st, 2002 consisted of capital equipment commitments of $725,000.

         We have a $50 million unsecured line of credit with three banks. Borrowings under the line bear interest at the London Interbank Offered Rate (LIBOR) or prime plus an applicable margin at our option. The credit line expires in October 2004. There are currently no borrowings under the credit line.

         We believe we have adequate resources to meet our needs for the short-term from our existing cash balances, our expected cash generation in the current fiscal year, and our line of credit. Longer-term, with substantial increases in sales volume and/or unusually large research and development or capital expenditure requirements to pursue new opportunities in the Energy Technology segment, we could need to raise additional funds. We would expect to be able to do so through additional lines of credit, public offerings or private placements of securities. However, in the event funds were not available from these sources, or on acceptable terms, we would expect to manage our growth within the financing available.

         Inflation has not had a material impact on our financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

         The Company's exposure to market risk through derivative financial instruments and other financial instruments, such as investments in short-term marketable securities and long-term debt, is not material. The financial instruments of the Company that are interest rate dependent are revenue bonds issued in connection with the acquisition of certain land, building and equipment, an unsecured line of credit and a mortgage payable. The Company manages interest rates through various methods within contracts. On its mortgage payable, the Company negotiated an "interest rate swap" agreement that, in effect, fixes the rate at 6.88%. With respect to its unsecured line of credit, the Company may elect to apply interest rates to borrowings under the line which relate to either the London Interbank Offered Rate or prime, whichever is most favorable. (See Note E of the Notes to Consolidated Financial Statements included in response to Item 8 for more details regarding these instruments.) The Company's objective in managing its exposure to changes in interest rates is to limit the impact of changing rates on earnings and cash flow and to lower its borrowing costs. Additionally, the Company makes certain estimates about inventory value, collectability of accounts receivable, warranty expense and market acceptance and pricing of new product under development. We use factors such as probability of use, ability of a customer to pay, historical experience of product repair and customer need and or acceptance of new products in making the associated estimates. These estimates are believed to be reasonable and based on information available at the time the estimate is made.

         The Company does not believe that its exposure to commodity and foreign exchange risks are material. We limit our exposure to these risks by denominating contracts, such as our contract with PMS, in dollars.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors called for by Item 10 of Form 10-K will be set forth under the heading "Election of Directors" in the Company's definitive proxy statement relating to the 2002 Annual Meeting of Shareholders (the "Proxy Statement"), and is hereby incorporated herein by reference.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a)      FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

Attached hereto and filed as part of this report are the financial statements, schedule and the exhibits listed below.

1. Financial Statements

         Report of Independent Accountants

         Consolidated Balance Sheets as of May 26, 2002 and May 27, 2001

         Consolidated Statements of Operations for fiscal years ended May 26, 2002, May 27, 2001 and May 28, 2000

         Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) for fiscal years ended May 26, 2002, May 27, 2001 and May 28, 2000

         Consolidated Statements of Cash Flows for the fiscal years ended May 26, 2002, May 27, 2001 and May 28, 2000

         Notes to Consolidated Financial Statements

2. Financial Statement Schedule

         II Valuation and Qualifying Accounts

         All other schedules are not required or are inapplicable and, therefore, have been omitted.

3. Exhibits

Articles of Incorporation and By-laws

         3.1      Restated Certificate of Incorporation (1) (Exhibit 3)

         3.2      By-laws, as amended (2) (Exhibit 3.1)

Instruments defining the rights of security holders, including indentures

*        4.1      Form of Common Stock certificate

*        4.2      Loan and Agency Agreement among Intermagnetics General
                  Corporation, IGC-APD Cryogenics Inc., IGC-Polycold Systems,
                  Inc., IGC-Superpower, LLC, Medical Advances, Inc. and First
                  Union National Bank and the other banks party hereto with First Union National Bank, as agent and JP Morgan Chase Bank, as successor to the Chase Manhattan Bank, as syndication agent and Keybank National Association, as documentation agent dated
                  September 19, 2001.

Material Contracts


*+       10.1     Employment Agreement dated July 23, 2002 between
                  Intermagnetics General Corporation and Glenn H. Epstein

*+       10.2     Employment Agreement dated October 19, 2001 between
                  Intermagnetics General Corporation and Philip J. Pellegrino

         10.3 Purchase Agreement dated October 4, 2001 between Intermagnetics General Corporation as Seller and Outokumpu Copper Products Oy and Outokumpu Advanced Superconductors Inc. as Buyer (3) (Exhibit 2.1)

 +       10.4     1990 Stock Option Plan (4) (Appendix A)

         10.5 Agreements dated April 29, 1999 between Philips Medical Systems Nederlands B.V. and Intermagnetics General Corporation for sales of magnet systems (5) (Exhibit 10.7)

 +       10.6     Employment Agreement dated April 20, 1998 between
                  Intermagnetics General Corporation and Carl H. Rosner (11)
                  (Exhibit 10.1)

 +       10.7     Enhanced Benefit Plan (2) (Exhibit 10.10)

 +       10.8     Executive Stock Purchase Plan (2) (Exhibit 10.11)

         10.9 Patent License Agreement dated June 30, 2000 between Intermagnetics General Corporation and Lucent Technologies GRL Corporation (6) (Exhibit 10.2)

 +      10.10    2000 Stock Option and Stock Award Plan (7) (Appendix A)

Subsidiaries of the registrant

*        21       Subsidiaries of the Company

Consents of experts and counsel

*        24       Consent of PricewaterhouseCoopers LLP with respect to the
                  Registration Statements Numbers 2-80041, 2-94701, 33-2517,
                  33-12762, 33-12763, 33-38145, 33-44693, 33-50598, 33-55092,
                  33-72160, 333-10553, 333-42163, 333-75269 and 333-64822 on
                  Form S-8.

Certifications of Chief Executive Officer and Chief Financial Officer

*        99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as added by Section 906 of the Sarbanes-Oxley
                  Act of 2002.

*        99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as added by Section 906 of the Sarbanes-Oxley
                  Act of 2002.
-------------------------------------------------------------------------
         (1)      Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended
                  May 31, 1998.

         (2) Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 28, 2000.

         (3) Exhibit incorporated herein by reference to the Current Report on Form 8-K filed by the Company on November 8, 2001.

         (4) Exhibit incorporated herein by reference to the Proxy Statement dated September 27, 1999 for the 1999 Annual Meeting of Shareholders.

         (5) Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 30, 1999.

         (6) Exhibit incorporated herein by reference to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended August 27, 2000.

         (7) Exhibit incorporated herein by reference to the Proxy Statement dated September 25, 2000 for the 2000 Annual Meeting of Shareholders.

* Filed with the Annual Report on Form 10-K for the fiscal year ended May 26, 2002.

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

                                    INTERMAGNETICS GENERAL CORPORATION


Date: August 23, 2002
                                    By:  /s/ Glenn H. Epstein
                                        ---------------------------------------
                                         Glenn H. Epstein
                                         Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Each person in so signing also makes, constitutes and appoints Glenn H. Epstein, President and Chief Executive Officer, Michael K. Burke, Executive Vice President and Chief Financial Officer, and each of them, his true and lawful attorneys-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.


Name                                        Capacity                                    Date
----------------------------------------------------------------------------------------------------------
/s/ Glenn H. Epstein                        Chairman and                            August 23, 2002
---------------------------                 Chief Executive Officer
   Glenn H. Epstein                         (principal executive
                                            officer)

/s/ Michael K. Burke                        Executive Vice President and            August 23, 2002
---------------------------                 Chief Financial
   Michael K. Burke                         Officer (principal financial
                                            and accounting officer)

/s/ John M. Albertine                       Director                                August 23, 2002
---------------------------
   John M. Albertine

/s/ Larry G. Garberding                     Director                                August 23, 2002
-----------------------
   Larry G. Garberding

/s/ Michael E. Hoffman                      Director                                August 23, 2002
----------------------
   Michael E. Hoffman

/s/ James S. Hyde                           Director                                August 23, 2002
---------------------------
   James S. Hyde

/s/ Thomas L. Kempner                       Director                                August 23, 2002
---------------------
   Thomas L. Kempner


/s/ Sheldon Weinig                          Director                                August 23, 2002
---------------------------
   Sheldon Weinig


                             1. Financial Statements

                       Report of Independent Accountants

To the Board of Directors and
Stockholders of Intermagnetics General Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Intermagnetics General Corporation and its subsidiaries at May 26, 2002 and May 27, 2001, and the results of their operations and their cash flows for each of the three years in the period ended May 26, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes O and P to the consolidated financial statements, on May 28, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities."



/s/ PricewaterhouseCoopers LLP
Albany, New York
July 12, 2002

CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)


                                                                   May 26,              May 27,
                                                                    2002                 2001
                                                                  ---------            ----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       $ 73,517              $ 27,675
  Trade accounts receivable, less allowance
    (May 26, 2002 - $293; May 27, 2001 - $496)                      20,612                21,615
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                  428                   642
  Inventories:
    Consigned products                                               2,799                 7,176
    Finished products                                                  659                 2,142
    Work in process                                                  7,405                12,768
    Materials and supplies                                           9,054                12,337
                                                                  --------              --------
                                                                    19,917                34,423

  Deferred income taxes                                              1,497                 3,362
  Prepaid expenses and other                                         2,037                 1,228
                                                                  --------              --------
    TOTAL CURRENT ASSETS                                           118,008                88,945

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                              1,128                 1,479
  Buildings and improvements                                        12,172                18,243
  Machinery and equipment                                           31,788                41,604
  Leasehold improvements                                             3,705                   923
                                                                  --------              --------
                                                                    48,793                62,249
  Less allowances for depreciation and amortization                 23,310                37,787
                                                                  --------              --------
                                                                    25,483                24,462
  Equipment in process of construction                               2,854                 2,801
                                                                  --------              --------
                                                                    28,337                27,263

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                      2,833                 6,145
  Other investments                                                                        3,500
  Goodwill                                                          13,750                13,750
  Other intangibles, less accumulated amortization
     (May 26, 2002- $5,746; May 27, 2001 - $3,765)                   8,759                10,890
  Note receivable                                                    3,861
  Other assets                                                       1,677                 1,665
                                                                  --------              --------

    TOTAL ASSETS                                                  $177,225              $152,158
                                                                  ========              ========


                                                                          May 26,       May 27,
                                                                            2002         2001
                                                                       -----------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                    $     267      $   2,445
  Accounts payable                                                        10,757         10,749
  Salaries, wages and related items                                        6,386          5,777
  Accrual for compensated absences                                           835          1,063
  Customer advances and deposits                                           1,007          2,054
  Product warranty reserve                                                 1,326          1,474
  Accrued income taxes                                                     2,332          2,143
  Other liabilities and accrued expenses                                   1,985          2,870
                                                                       ---------      ---------
    TOTAL CURRENT  LIABILITIES                                            24,895         28,575

LONG-TERM DEBT, less current portion                                       4,668          6,185
DEFERRED INCOME TAXES                                                                     2,383
DERIVATIVE LIABILITY                                                         268

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
      Issued and outstanding - May 26, 2002 - None;
      May 27, 2001 - None
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      May 26, 2002 - 17,333,459 shares;
      May 27, 2001 - 16,693,997 shares                                     1,733          1,671
  Additional paid-in capital                                             137,419        127,303
  Notes receivable from employees                                           (799)        (1,501)
  Retained earnings/(accumulated deficit)                                 15,999         (4,590)
  Accumulated other comprehensive loss                                      (906)        (2,047)
                                                                       ---------      ---------
                                                                         153,446        120,836
  Less cost of Common Stock in treasury
    May 26, 2002 - 671,316 shares
    May 27, 2001 - 661,282 shares                                         (6,052)        (5,821)
                                                                       ---------      ---------
                                                                         147,394        115,015
                                                                       ---------      ---------


    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 177,225      $ 152,158
                                                                       =========      =========


See notes to consolidated financial statements

CONSOLIDATED INCOME STATEMENTS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)


                                                                                       Fiscal Year End
                                                                        -----------------------------------------------
                                                                          May 26,           May 27,            May 28,
                                                                           2002              2001               2000
                                                                        ------------       ---------          ---------
Net sales                                                               $ 153,294          $ 138,157          $ 112,772

Cost of products sold                                                      91,393             80,990             70,616
Inventory (recovered) written off in restructuring                                            (1,361)             1,390
                                                                        ---------          ---------          ---------
                                                                           91,393             79,629             72,006
                                                                        ---------          ---------          ---------

Gross margin                                                               61,901             58,528             40,766

Product research and development                                           14,855              9,541              6,271
Marketing, general and administrative                                      25,422             27,255             23,107
Amortization of intangible assets                                           1,979              3,094              2,011
Restructuring charges                                                                                                80
                                                                        ---------          ---------          ---------
                                                                           42,256             39,890             31,469
                                                                        ---------          ---------          ---------

Operating income                                                           19,645             18,638              9,297

Interest and other income                                                   1,957              1,374              1,175
Interest and other expense                                                   (652)            (1,986)            (1,965)
Gain on sale of divisions                                                  15,385
Write down of investments                                                  (6,290)
Realized gain on available for sale securities                                230                                   615
Recovery of investment in unconsolidated affiliate                                                                1,620
Equity in net loss of unconsolidated affiliates                                                                    (236)
                                                                        ---------          ---------          ---------
Income before income taxes                                                 30,275             18,026             10,506
Provision for income taxes                                                  9,686              6,959              4,054
                                                                        ---------          ---------          ---------

NET INCOME                                                              $  20,589          $  11,067          $   6,452
                                                                        =========          =========          =========

Net Income per Common Share:
  Basic                                                                 $    1.26          $    0.72          $    0.48
                                                                        =========          =========          =========
  Diluted                                                               $    1.19          $    0.67          $    0.45
                                                                        =========          =========          =========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)


                                                                                                      Fiscal Year Ended
                                                                                           ----------------------------------------
                                                                                             May 26,        May 27,         May 28,
                                                                                              2002           2001            2000
                                                                                           ---------       --------        --------
OPERATING ACTIVITIES
Net income                                                                                 $ 20,589        $ 11,067        $  6,452
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                             5,803           7,086           6,380
    Proceeds from the sale of assets                                                                          1,812
    Non-cash restructuring charges                                                                                            2,000
    Recovery of investment in unconsolidated affiliate                                                                       (1,341)
    Gain on sale of divisions                                                               (15,385)
    Write down of investments                                                                 6,290
    Premium on debt conversion                                                                                1,037
    Provision for deferred taxes                                                               (532)          1,790             708
    Equity in net loss of unconsolidated affiliates including amortization                                                      236
    Loss on sale and disposal of assets                                                         173              21             248
    Gain on sale of available for sale securities                                              (230)                           (615)
    Change in discount on note receivable                                                       (57)
    Stock based compensation                                                                    539             470             460
Change in operating assets and liabilities (excluding changes resulting from sale of divisions and the net effects of restructuring):
      (Increase) decrease in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                             (1,583)            587           1,719
      (Increase) decrease in inventories and prepaid expenses and other                      (1,688)        (14,831)          5,875
      Increase in accounts payable and accrued expenses                                         731           8,999           2,851
                                                                                           --------        --------        --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 14,650          18,038          24,973

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                                  (11,598)         (5,192)         (5,287)
Proceeds from sale of equipment                                                                                 174
Proceeds from sale of available for sale securities                                           1,300                           1,369
AISA termination payments                                                                                                    (4,750)
Payments on financial guarantee, net                                                                                           (623)
Purchase of patent rights                                                                                    (1,085)
Proceeds from sale of divisions                                                              39,002
                                                                                           --------        --------        --------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                      28,704          (6,103)         (9,291)

FINANCING ACTIVITIES
Repayment of short-term borrowings                                                                                           (4,850)
Repayments from (loans to) employees                                                            702             165          (1,666)
Redemption of Preferred Stock                                                                                                  (682)
Proceeds from sales of Common Stock, including the exercise of stock options                  4,328           4,720           2,559
Principal payments on note payable and long-term debt                                        (2,445)         (1,428)           (317)
                                                                                           --------        --------        --------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       2,585           3,457          (4,956)

EFFECT OF EXCHANGE RATES ON CASH                                                                (97)           (244)           (482)
                                                                                           --------        --------        --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                        45,842          15,148          10,244

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             27,675          12,527           2,283
                                                                                           --------        --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 73,517        $ 27,675        $ 12,527
                                                                                           ========        ========        ========

SUPPLEMENTAL  SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Issuance of Warrants to purchase Common Stock                                                              $  1,097
                                                                                                           ========

Issuance of Note Payable for redemption of Preferred Stock                                                                 $  2,192
                                                                                                                           ========

Issuance of Treasury Stock for redemption of Preferred Stock                                                               $  4,126
                                                                                                                           ========

Issuance of Common Stock upon conversion of principal amount of debentures                                 $ 18,894        $    871
                                                                                                           ========        ========

Exchange of Common Stock in partial payment of exercise
  price on options                                                                         $    231                        $    643
                                                                                           ========                        ========

Tax benefit from exercise of stock options                                                 $  3,690        $    586        $     84
                                                                                           ========        ========        ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
INTERMAGNETICS GENERAL CORPORATION
Fiscal Years Ended May 26, 2002, May 27, 2001 and May 28, 2000
(Dollars in Thousands)



                                                                                                   Additional
                                                                                     Common          Paid-in        Accumulated
                                                                                      Stock          Capital          Deficit
                                                                                 ------------     ------------     ------------
Balances at May 30, 1999                                                         $   1,352        $  82,175        $  (8,061)
Comprehensive income:
   Net Income                                                                                                          6,452
   Unrealized gain on available for
      sale securities, net
   Unrealized loss on foreign currency
      translation

         Total comprehensive income

Tax benefit from exercise of stock options                                                               84
Issuance of 440,160 shares of Common Stock,
  including receipt of 24,345 shares of
  Treasury Stock and recognition of $386,000 of
  compensation expense, upon exercise of stock options
  and sale of 32,865 shares to IGC Savings Trust                                        42            4,158
Issuance of 64,113 shares upon conversion of debentures                                  6              865
Issuance of 631,128 Treasury shares upon conversion of
    Series A Preferred Stock                                                                           (885)
Stock based compensation                                                                                 37
Purchase of 114,000 shares of Treasury Stock
Notes receivable from employees for purchase of
    Common Stock
Stock dividend                                                                          71            4,480           (4,550)
                                                                                 ---------        ---------        ---------

Balances at May 28, 2000                                                             1,471           90,914           (6,159)

Comprehensive income:
   Net Income                                                                                                         11,067
   Unrealized loss on available for
      sale securities
   Unrealized loss on foreign currency
      translation

         Total comprehensive income

Repayment of note receivable from employees
Tax benefit from exercise of stock options                                                              586
Issuance of 527,290 shares of Common Stock, upon exercise
  of stock options and sale of 6,400 shares to IGC Savings
  Trust                                                                                 53            4,667
Issuance of 15,300 shares of Common Stock and other
  stock based compensation                                                               2              538
Issuance of 1,450,205 shares of Common Stock upon
  conversion of debentures and write-off of deferred
  financing costs                                                                      142           20,019
Issuance of warrants to acquire 105,600 shares of Common Stock                                        1,097
Stock dividend adjustment including payment in lieu of
  fractional shares                                                                                     (11)
Stock dividend                                                                           3            9,495           (9,498)
                                                                                 ---------        ---------        ---------

Balances at May 27, 2001                                                             1,671          127,305           (4,590)

Comprehensive income:
   Net Income                                                                                                         20,589
   Reclassification adjustments - write down of investments
   Reclassification adjustments - available for sale securites
   Reclassification adjustments - foreign currency translation
   Unrealized loss on available for sale securities, net
   Unrealized gain on foreign currency translation
   Transitional adjustment - on derivatives
   Loss on derivative

         Total  comprehensive income

Net repayments
Deferred taxes                                                                                        3,690
Stock based compensation                                                                              1,928
Issuance of 639,583 shares of Common Stock ,
 including exercise of stock options and sale of 7,673
 shares to IGC Savings Trust                                                            62            4,285
Receipt of treasury stock, upon exercise of stock options                                               231
Stock dividend adjustment of (121) shares and payments for
    fractional shares                                                                                   (18)
                                                                                 ---------        ---------        ---------

Balances at May 26, 2002                                                         $   1,733        $ 137,421        $  15,999
                                                                                 =========        =========        =========



                                                                 Accumulated
                                                                     Other                         Notes
                                                                 Comprehensive    Treasury     Receivable      Comprehensive
                                                                 Income (Loss)     Stock     from Employees    Income (Loss)
                                                                --------------  ----------   -------------- ----------------
Balances at May 30, 1999                                        $    (668)      $  (9,624)
Comprehensive income:
   Net Income                                                                                                     $   6,452
   Unrealized gain on available for
      sale securities, net                                            874                                               874
   Unrealized loss on foreign currency
      translation                                                    (482)                                             (482)
                                                                                                                  ---------
         Total comprehensive income                                                                               $   6,844
                                                                                                                  =========
Tax benefit from exercise of stock options
Issuance of 440,160 shares of Common Stock,
  including receipt of 24,345 shares of
  Treasury Stock and recognition of $386,000 of
  compensation expense, upon exercise of stock options
  and sale of 32,865 shares to IGC Savings Trust                                     (643)
Issuance of 64,113 shares upon conversion of debentures
Issuance of 631,128 Treasury shares upon conversion of
    Series A Preferred Stock                                                        5,011
Stock based compensation                                                              162
Purchase of 114,000 shares of Treasury Stock                                         (727)
Notes receivable from employees for purchase of
    Common Stock                                                                                (1,666)
Stock dividend
                                                                ---------       ---------    ---------            ---------

Balances at May 28, 2000                                             (276)         (5,821)      (1,666)

Comprehensive income:
   Net Income                                                                                                     $  11,067
   Unrealized loss on available for
      sale securities                                              (1,527)                                           (1,527)
   Unrealized loss on foreign currency
      translation                                                    (244)                                             (244)
                                                                                                                  ---------
         Total comprehensive income                                                                               $   9,296
                                                                                                                  =========
Repayment of note receivable from employees                                                        165
Tax benefit from exercise of stock options
Issuance of 527,290 shares of Common Stock, upon exercise
  of stock options and sale of 6,400 shares to IGC Savings
    Trust
Issuance of 15,300 shares of Common Stock and other
  stock based compensation
Issuance of 1,450,205 shares of Common Stock upon
  conversion of debentures and write-off of deferred
  financing costs
Issuance of warrants to acquire 105,600 shares of Common Stock
Stock dividend adjustment including payment in lieu of
    fractional shares
Stock dividend
                                                                ---------       ---------    ---------            ---------

Balances at May 27, 2001                                           (2,047)         (5,821)      (1,501)

Comprehensive income:
   Net Income                                                                                                     $  20,589
   Reclassification adjustments - write down of investments         1,583                                             1,583
   Reclassification adjustments - available for sale securites       (311)                                             (311)
   Reclassification adjustments - foreign currency translation      1,051                                             1,051
   Unrealized loss on available for sale securities, net             (750)                                             (750)
   Unrealized gain on foreign currency translation                   (164)                                             (164)
   Transitional adjustment - on derivatives                          (128)                                             (128)
   Loss on derivative                                                (140)                                             (140)
                                                                                                                  ---------
         Total  comprehensive income                                                                              $  21,730
                                                                                                                  =========
Net repayments                                                                                     702
Deferred taxes
Stock based compensation
Issuance of 639,583 shares of Common Stock ,
 including exercise of stock options and sale of 7,673
 shares to IGC Savings Trust
Receipt of treasury stock, upon exercise of stock options                            (231)
Stock dividend adjustment of (121) shares and payments for
    fractional shares
                                                                ---------       ---------    ---------

Balances at May 26, 2002                                        $    (906)      $  (6,052)   $    (799)
                                                                =========       =========    =========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INTERMAGNETICS GENERAL CORPORATION

NOTE A - ACCOUNTING POLICIES

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation. It is the Company's policy to reclassify prior year consolidated financial statements to conform to current year presentation.

The Company operates on a 52/53 week fiscal year ending the last Sunday during the month of May.

Cash Equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition:

Sales are recognized as of the date of shipment or upon customer acceptance, which is based on product test results.

Sales to the United States Government or its contractors under research and development cost reimbursement contracts are recorded as costs are incurred and include estimated earned profits.

The Company recognizes revenue on long-term development contracts based upon the lesser of, milestones achieved or costs incurred plus earned profit. Some of these contracts require the Company to contribute to the development effort.

The Company accrues for possible future claims arising under terms of various warranties (one to three years) made in connection with the sale of products.

Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market value. At May 26, 2002 and May 27, 2001 the Company had reserves for excess and obsolete inventory of $ 1,064,000 and $4,025,000 respectively.

Property, Plant and Equipment:

Land and improvements, buildings and improvements, machinery and equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method in a manner that is intended to amortize the cost of such assets over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the remaining initial term of the lease or estimated useful life, whichever is shorter. For financial reporting purposes, the Company provides for depreciation of property, plant and equipment over the following estimated useful lives:

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

The cost of fully depreciated assets remaining in use is included in the respective asset and accumulated depreciation accounts. When items are sold or retired, related gains or losses are included in net income.

Investments:

Certain investments are categorized as available for sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available for sale securities are reported at fair value, with unrealized gains and losses included in shareholders' equity. Realized gains and losses and other than temporary losses for securities classified as available for sale are included in earnings and are determined using the specific identification method for determining the cost of securities sold.

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

Foreign Currency Translation:

Foreign currency translation adjustments arise from conversion of the Company's foreign subsidiary's financial statements to US currency for reporting purposes, and are included in Other Comprehensive Income (Loss) in shareholders' equity on the accompanying consolidated balance sheets. Realized foreign currency transaction gains and losses are included in interest and other expense in the accompanying consolidated income statements.

Goodwill and Other Intangibles:

The ratable amortization of goodwill and other intangibles with indefinite lives is replaced with periodic tests of the goodwill's impairment and that identifiable intangible assets other than goodwill are amortized over their useful lives.

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

Comprehensive Income:

Comprehensive income (loss) consists of net income (loss), net unrealized gains (losses) on available-for-sale securities, foreign currency translation adjustments and gain (loss) on derivative activity and is presented in the consolidated statements of changes in shareholders' equity and comprehensive income (loss).

Use of Estimates:

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities, to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

New Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligation." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS No. 143 to have a material effect on the Company's financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144") which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. SFAS No. 144 is effective for the Company for the first quarter of Fiscal 2003. Management has not yet determined the impact that the adoption of SFAS No. 144 will have on the Company's consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". This Standard addresses a number of items related to leases and other matters. The Company is required to adopt this Standard beginning in the first quarter of fiscal 2003. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Standard addresses the recognition, measurement and reporting costs that are associated with exit or disposal activities. SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial statements.

NOTE B - DISPOSITIONS

IGC - Advanced Superconductors
------------------------------

On October 25, 2001, the Company sold substantially all of the assets of IGC-AS, a division that manufactures low temperature superconducting wire and tape. The sale was subject to a purchase agreement, dated October 4, 2001, between the Company and Outokumpu Copper Products Oy and Outokumpu Advanced Superconductors Inc. (together, the "Purchasers"). The purchase consideration was arrived at by arms length negotiation and consisted of $29.8 million in cash paid on October 25 and the recording of a note receivable of $4 million, with a net present value of $3.8 million, due in two years from the closing date. The net pretax gain from the sale was $15.4 million. The agreement also includes a six-year strategic supply arrangement under which the Company will purchase from Outokumpu a substantial portion of the LTS wire it requires internally, primarily for manufacturing superconducting magnet systems. The Company can earn up to $4 million as a performance payment if it attains specified levels of LTS wire purchases over the next two years. In connection with the sale of IGC-AS, the Company has recorded a $1.5 million liability related to environmental investigation and potential remediation costs to be incurred by the Company under certain property transfer laws of the State of Connecticut. Management has estimated this liability based upon information provided by environmental consultants. Additionally, the Company recorded an expense of about $795,000 for stock based compensation related to the sale.

IGC - APD Cryogenics, Inc.
--------------------------

On February 5, 2002, the Company sold the stock of its subsidiaries IGC-APD Cryogenics, Inc. and IG-Europe, Ltd. The sale was subject to a stock purchase agreement between the Company and Sumitomo Heavy Industries (SHI) of Japan dated January 7, 2002. The sale to SHI included only the helium related business. The purchase consideration was arrived at by arms length negotiation and consisted of $9.5 million in cash paid on February 5, 2002. The Company was also able to withdraw an additional $1.2 million in cash prior to closing. The net pretax gain from the sale was $10,000. The agreement includes a six-year strategic supply agreement under which the Company will purchase from SHI shield coolers it requires internally, primarily for manufacturing superconducting magnet systems. The mixed-gas portion of the refrigeration systems business previously conducted at IGC-APD was transferred and integrated into IGC-Polycold, Inc. Additionally, the Company recorded stock based compensation expense of $528,000 related to the sale.

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
                                                          ------
                                                          $2,000
                                                          ======

Under the exit plan, the Company terminated all but two of its employees in fiscal 2000. The plan involved continuing operations through a master distributor while attempting to find a buyer for the business, and contemplated sales of product through May 2001, at which time operations would cease. The Company paid a total of $92,000 and $99,000 in fiscal 2001 and 2000, respectively, in severance costs.

In October 2000, the Company sold the remaining assets for approximately $1,800,000. These assets consisted primarily of inventory. As a result, the Company recorded a recovery of the restructuring charge of approximately $1,300,000.

Selected financial data for this business follows:

(Dollars in Thousands)
                                                FY 2001          FY 2000
                                            ------------     ------------

Sales                                          $ 1,253          $ 5,031

Net Income (loss) (including
  restructuring charges or recovery)               728           (2,938)

NOTE D - INVESTMENTS

Available for Sale Securities:

The Company owns 850,753 shares of the Common Stock of Ultralife Batteries Inc., as of May 26, 2002 and May 27, 2001, which are accounted for as "Available for Sale Securities." During fiscal 2002, the Company wrote this investment down to fair market value. The write down amounted to $2.8 million and in the opinion of management is other than temporary. Realized gains from the sale of such securities amounted to $615,000 in fiscal 2000. There were no sales in fiscal 2002 or fiscal 2001.

During fiscal 2002, the Company sold its shares in Powercold Corporation for total proceeds of $1,300,000 with a gross realized gain on the sale of $230,000. The gross realized gain was based on specific identification of such securities. In connection with the sale, net unrealized holding gain of $311,000 has been reclassified from accumulated other comprehensive income. The Company owned 1,354,785 shares of Powercold Corporation, as of May 27, 2001.

The cost and market value of the Company's Available for Sale Securities as of May 26, 2002 and May 27, 2001 were:

(Dollars in Thousands)

                                              May 26, 2002      May 27, 2001
                                              ------------      ------------
Cost                                            $  3,471          $  7,306
Gross unrealized (loss) gain                        (638)           (1,161)
                                                --------          --------
Market Value                                    $  2,833          $  6,145
                                                ========          ========


Other Investments:

The Company owns approximately 15% of the Common Stock of KryoTech, a privately-held corporation, acquired at a cost of $4,750,000. During fiscal 2002, the Company wrote this investment down to zero due to a decline in fair value, which, in the opinion of management is other than temporary. Until December 1999, the Company accounted for its investment in KryoTech using the equity method of accounting because it owned more than 20% of the common shares. The initial acquisition cost exceeded the underlying equity in net assets by $3,645,000, which was being amortized over a period of 15 years. During fiscal 2000, when our ownership position fell below 20%, the Company began accounting for the remaining investment value of approximately $3.5 million using the cost method.

NOTE E - NOTES PAYABLE AND LONG-TERM DEBT

The Company increased its unsecured line of credit from $27,000,000 to $50,000,000 in September 2001, and changed the expiration date from October 2002 to October 2004. The line of credit was not in use at May 26, 2002 or May 27, 2001. The Company may elect to apply interest rates to borrowings under the line which relate to either the London Interbank Offered Rate (LIBOR) or prime plus the applicable margin. The line of credit agreement provides for various covenants, including requirements that the Company maintain specified financial ratios.

Long-term debt consists of the following:

 (Dollars in Thousands)
                                               May 26, 2002       May 27, 2001
                                               -------------      -------------

Revenue bonds                                                          $1,350
Notes payable                                                           2,096
Mortgage payable                                    $4,935              5,184
                                                    ------             ------
                                                     4,935              8,630
Less current portion                                   267              2,445
                                                    ------             ------
Long-term debt                                      $4,668             $6,185
                                                    ======             ======

Revenue bonds consist of IGC-APD's obligation under an agreement with an Economic Development Authority with respect to revenue bonds issued in connection with the acquisition of certain land, building and equipment acquired at a total cost of $2,408,000. The bonds bear interest at a weekly adjustable annual rate (convertible to fixed rate at the option of the Company) which averaged 4.51% for the year ended May 27, 2001. The bonds mature serially in amounts ranging from $100,000 in December 1999 to $200,000 in December 2009. In the event of default or upon the occurrence of certain conditions, the bonds are subject to mandatory redemption at prices ranging from 100% to 103% of face value. As long as the interest rate on the bonds is adjustable weekly, the bonds are redeemable at the option of the holder at face value. Under the terms of the revenue bond agreement monthly advance payments to restricted cash accounts in amounts sufficient to meet the interest and principal payments on the bonds when due. The balance of these accounts, included in "Cash and Cash Equivalents" on the accompanying consolidated balance sheets, was $43,000 at May 27, 2001. On February 5, 2002 SHI assumed the Company's obligations with respect to the revenue bonds in connection with the sale of IGC-APD.

Notes payable at May 27, 2001 consisted of $1,000,000 due for the purchase of certain patent rights and $1,096,000 representing the final installment of the purchase price of Polycold Systems, Inc. The note relating to patent rights is non-interest bearing and was paid in September 2001. The note relating to Polycold Systems Inc. bore interest at three-month LIBOR (3.99% at May 27, 2001) and was paid in June 2001.

The mortgage payable bears interest at the rate of LIBOR (2.63% at May 26, 2002 and 4.259% at May 27, 2001) plus 0.9%, and is payable in monthly installments of $50,000, including principal and interest, through October 2005 with a final payment of $3,943,000 due in November 2005. The loan is collateralized by land and buildings and certain equipment acquired at a cost of approximately $10,800,000.

The Company has entered into interest rate swap agreements to reduce the effect of changes in interest rates on certain of its floating rate long-term debt. At May 26, 2002, the Company had outstanding interest rate swap agreements with a commercial bank, having a total original notional principal amount of approximately $4,935,000. Those agreements effectively change the Company's interest rate exposure on its mortgages due 2005 to a fixed 6.88%. The interest rate swap agreement matures at the time the related notes mature. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement. However, the Company does not anticipate non-performance by the counterparties.

Aggregate maturities of long-term debt for the next five fiscal years are: 2003
- $267,000; 2004 - $284,000; 2005 - $307,000; 2006 - $4,076,000; and 2007 - $0.

Interest paid for the years ended May 26, 2002, May 27, 2001, and May 28, 2000, amounted to $479,000, $1,151,000 and $1,725,000 respectively.

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

The Company has established three stock option plans: the 1981 Stock Option Plan, the 1990 Stock Option Plan, and the 2000 Stock Option and Stock Award Plan. Shares and prices per share have been adjusted to reflect the 2% stock dividend declared in July 2001 and the 3% stock dividend declared June 2000. A total of 3,668,913 shares had been authorized for grant under the 1990 plan and 714,000 shares have been authorized under the 2000 Plan. All remaining grants under the 1981 Plan were exercised during the year ended May 28, 2000. Options granted under the 1990 and 2000 Stock Option and Stock Award Plans have lives ranging from five to ten years and vest over periods ranging from one to five years.

Option activity under these plans was as follows:


                                                                 Fiscal Year Ended
                          ------------------------------------------------------------------------------------------------
                                    May 26, 2002                     May 27, 2001                    May 28, 2000
                          --------------------------------- -------------------------------- -----------------------------
                                             Weighted                          Weighted                        Weighted
                                              Average                          Average                          Average
                             Number          Exercise          Number          Exercise         Number          Exercise
                           of Shares           Price          of Shares          Price        of Shares          Price
                          ---------------------------         ----------------------------    -----------------------------
Outstanding,
  beginning of year          2,022,452        $ 9.325           2,412,863       $ 8.145          2,020,967      $ 8.542
Granted                        448,546         25.272             256,794        20.625            987,282        7.861
Exercised                     (644,318)         8.808            (563,375)        9.342           (407,317)       8.740
Forfeited                      (45,165)        14.055             (83,831)       10.092           (188,070)       9.621
                             ---------                          ---------                        ---------
Outstanding,
  end of year                1,781,515         13.406           2,022,452         9.325          2,412,863        8.145
                             =========                          =========                        =========

Exercisable,
  end of year                  801,366        $ 8.746             792,537       $ 7.993          1,073,626      $ 8.966
                             =========                          =========                        =========



                                                                      May 26, 2002
                            --------------------------------------------------------------------------------------------
                                             Options Outstanding                             Options Exercisable
                            ------------------------------------------------------    ----------------------------------
                                                    Weighted          Weighted                                Weighted
                                                     Average          Average                                  Average
Range of Option                     Number          Exercise         Remaining               Number           Exercise
 Exercise Prices                 Outstanding          Price       Contractual Life        Exercisable           Price
----------------            ------------------------------------------------------  ------------------- ---------------
$3.1403 to $6.2804                   184,300         $ 5.0212          2.0 years               146,831        $ 4.8146
$6.2805 to $9.4206                   859,155           7.4883          3.4 years               498,246          7.4119
$9.4207 to $12.5608                   51,584          10.1242          3.1 years                49,869         10.1314
$12.5609 to $15.701                   27,069          13.9427          4.0 years                24,967         13.8594
$15.7011 to $18.8412                  37,584          16.8784          3.8 years                21,924         16.8173
$18.8413 to $21.9814                 154,794          20.5082          8.7 years                33,828         20.6400
$21.9815 to $25.1216                 203,995          23.4806          9.6 years                 2,349         23.4900
$25.1217 to $28.2618                 207,720          26.0053          7.3 years                18,655         26.1653
$28.2619 to $31.402                   55,314          29.3611          8.7 years                 4,698         31.4020
                                   ---------        ---------          ---------               -------        --------
                                   1,781,515        $ 13.4062          5.0 years               801,366        $ 8.7461
                                   =========                                                   =======


In connection with the license of patent rights, the Company issued warrants to purchase 105,060 shares of its Common Stock at a price of $18.98 per share. These warrants were valued at $1,097,000, which was capitalized as part of the cost of the patent rights and expire in 2007.

Following are the shares of Common Stock reserved for issuance and the related exercise prices for the outstanding stock options and outstanding warrants at May 26, 2002:
                                                  Number         Exercise Price
                                                Of Shares           Per Share
                                                ---------        --------------

2000 Stock Option and Stock Award Plan           1,170,968          $4.56 to
1990 Stock Option Plan                             603,793          $31.40
Warrants                                           105,060          $18.98
                                                 ---------
Shares reserved for issuance                     1,879,821
                                                 =========

The following pro forma net income and earnings per share information has been determined as if the Company had accounted for stock-based compensation awarded under its stock option plans using the fair value-based method. The pro forma effect on net income for fiscal years 2002, 2001 and 2000 is not representative of the pro forma effect on net income in future years because, as required by SFAS No. 123, "Accounting for Stock Based Compensation," no consideration has been given to awards granted prior to fiscal 1996.

(Dollars in Thousands, Except Per Share Amounts)


                                                                          Fiscal Year Ended
                             --------------------------    ---------------------------     --------------------------
                                   May 26, 2002                   May 27, 2001                   May 28, 2000
                             --------------------------    ---------------------------     --------------------------
                                 As                            As                             As
                             Reported     Pro Forma         Reported   Pro Forma           Reported    Pro Forma
                             --------------------------    ---------------------------     --------------------------
Net income                    $20,589      $18,627           $11,067      $  9,522         $ 6,452       $ 5,022
Earnings per Common
   Share:
   Basic                      $  1.26      $  1.14           $  0.72      $   0.62         $  0.48       $  0.38
                              =======      =======           =======      ========         =======       =======
   Diluted                    $  1.19      $  1.08           $  0.67      $   0.58         $  0.45       $  0.35
                              =======      =======           =======      ========         =======       =======



The weighted average fair value of each option granted under the 1990 Stock Option Plan and the 2000 Stock Option and Award Plan during fiscal years 2002, 2001 and 2000 was $15.647, $14.123 and $4.385, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes Model with the following weighted average assumptions. The risk-free interest rates for fiscal years 2002, 2001 and 2000 were 3.2%, 4.8% and 6.1%, respectively. The expected volatility of the market price of the Company's Common Stock for fiscal years 2002, 2001 and 2000 grants was 73.3%, 68.8% and 55.1%, respectively. The expected average term of the granted options for fiscal 2002, 2001 and 2000 was 5.1 years, 6.5 years and 4.8 years, respectively. There was no expected dividend yield for the options granted for fiscal years 2002, 2001 and 2000.

During the years ended May 26, 2002, May 27, 2001 and May 28, 2000, in connection with the grant of stock options to consultants, the Company has recognized compensation cost in the amount of $0, $293,000 and $37,000, respectively. Also, in connection with the exercise of certain stock options in fiscal 2000, the Company recognized $386,000 of compensation expense. During the year ended May 26, 2002, the Company issued 15,756 shares of Common Stock at a fair market value of $26.26 per share as compensation to the Board of Directors. During the year ended May 27, 2001, the Company issued 15,759 shares of Common Stock at a fair market value of $16.147 per share as compensation to the Board of Directors. In addition, during the year ended May 28, 2000 the Company issued 631,128 shares of Treasury Stock for partial redemption of Preferred Stock and 21,012 shares at a fair market value of $8.321 per share as compensation to the Board of Directors.


NOTE G - RETIREMENT PLANS

The Company had a non-contributory, defined benefit plan covering all eligible employees. Benefits under the plan were based on years of service and employees' career average compensation. The Company's funding policy was to contribute annually an amount sufficient to meet or exceed the minimum funding standard contained in the Internal Revenue Code. Contributions were intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future. As of December 31, 1998, the Company froze all pension benefits except for approximately 50 bargaining unit employees at a subsidiary. In September 2000, the Company received approval from the Internal Revenue Service to terminate the plan. In November 2000, the Company terminated the plan and settled nearly all its obligations by purchasing annuity contracts or making lump-sum distributions in an amount determined by the plan's actuary. The remaining plan assets were distributed to the plan participants on a pro-rata basis. Such distributions were completed during August 2001. The Company recorded termination and settlement costs of approximately $588,000 during the fiscal year ended May 27, 2001, and curtailment gain of $1,465,000 in the fiscal year ended May 28, 2000.

The following tables set forth the Bargaining unit plan's funded status at May 26, 2002 and May 27, 2001 and the terminated plan amounts for the year ended May 27, 2001:

(Dollars in Thousands)

                                                            Terminated              Bargaining Unit Plan
                                                               Plan                   Fiscal Year Ended
                                                           --------------     ----------------------------------
                                                           May 27, 2001       May 26, 2002        May 27, 2001
                                                           --------------     ---------------     --------------
Change in benefit obligation during year:
  Benefit obligation at beginning of year                       $ 4,093               $ 581
  Service cost                                                        -                   -               $ 25
  Interest cost                                                     145                  43                 38
  Benefit payments                                                    -                 (33)                (2)
  Administrative expenses                                             -                   -                  -
  Actuarial (gain) or loss                                            -                  34                 49
  Acquisitions or (divestitures)                                   (470)                  -                 471
  Settlements                                                         -                   -                  -
  Curtailments                                                   (3,768)                  -                  -
                                                           --------------     ---------------     --------------
  Benefit obligation at end of year                               $   0             $   625                $581
                                                           ==============     ===============     ==============

Change in plan assets during year:
  Fair value of plan assets at beginning of year                $ 6,277               $ 753       $          -
  Employer contributions                                              -                   -                  -
  Benefit payments                                                    -                 (33)                (2)
  Administrative expenses                                             -                   -                  -
  Actual return on plan assets                                      225                 (42)                91
  Acquisitions or (divestitures)                                   (664)                  -                664
  Settlements                                                    (5,838)                  -                  -
                                                           --------------     ---------------     --------------
  Fair value of plan assets at end of year                        $   0             $   678              $ 753
                                                           ==============     ===============     ==============

Reconciliation of funded status at end of year:
  Funded status                                                   $   -               $  53             $  172
  Unrecognized net transition (asset) or obligation                   -                   -                  -
  Unrecognized prior service cost                                     -                (163)              (178)
  Unrecognized net (gain) or loss                                     -                 146                 11
                                                           --------------     ---------------     --------------
  Net amount recognized                                           $   0          $       36          $       5
                                                           ==============     ===============     ==============

Amounts recognized in the Consolidated Balance
  Sheet at end of year:
                                                           --------------     ---------------     --------------
  Prepaid benefit cost                                            $   0              $   36             $    5
                                                           ==============     ===============     ==============

Net periodic benefit cost recognized for year                     $   -               $   -              $   -
  Service cost                                                      145                   -                 25
  Interest cost                                                     145                  43                 38
  Expected return on plan assets                                   (225)                (60)               (53)
  Amortization of net transition obligation                           3                   -                  -
  Amortization of prior service cost                                  3                 (15)               (15)
  Amortization of net gain                                          (27)                  -                  -
                                                           --------------     ---------------     --------------
  Net periodic benefit cost                                       $(101)               $(32)         $      (5)
                                                           ==============     ===============     ==============

Additional amounts recognized for year:
  Settlement (gain) or loss                                    $    800
Weighted-average assumptions for year:
  Discount rate                                                    8.00%               7.50%              8.00%
  Rate of compensation increases                                   4.50%                  -               4.50%
  Expected long-term rate of return on plan assets                 8.00%               8.00%              8.00%

Weighted-average assumptions at end of year:
  Discount rate                                                       -                7.25%              7.50%
  Rate of compensation increases                                      -                   -               4.50%

The Company also maintains an employee savings plan, covering substantially all employees, under Section 401(k) of the Internal Revenue Code. Under this plan, the Company makes a contribution for all employees and matches a portion of participants' contributions. Expenses under the plan during the fiscal years ended May 26, 2002, May 27, 2001 and May 28, 2000 aggregated $633,000, $663,000 and $588,000, respectively.

The Company also maintains supplemental retirement and disability plans for certain of its executive officers. These plans utilize life insurance contracts for funding purposes. Expenses under these plans were $28,000, $21,000 and $21,000 for the fiscal years ended May 26, 2002, May 27, 2001 and May 28, 2000, respectively.


NOTE H - INCOME TAXES

The components of the provision for income taxes (benefit) are as follows:

(Dollars in Thousands)


                                                                       Fiscal Year Ended
                                                    ---------------------------------------------------------
                                                    May 26, 2002         May 27, 2001        May 28, 2000
                                                    ----------------     ----------------    ----------------
Current
     Federal                                                $9,303               $4,532              $2,573
     State                                                     870                  560                 611
     Foreign                                                    45                   77                 162
                                                    ----------------     ----------------    ----------------
          Total current                                     10,218                5,169               3,346
Deferred
     Federal                                                  (486)               1,522                 664
     State                                                     (46)                 268                  44
                                                    ----------------     ----------------    ----------------
          Total deferred                                      (532)               1,790                 708
                                                    ----------------     ----------------    ----------------
Provision for income taxes (benefit)                        $9,686               $6,959              $4,054
                                                    ================     ================    ================



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

(Dollars in Thousands)


                                                                           May 26, 2002        May 27, 2001
                                                                         ----------------    ----------------
Deferred tax assets:
     Inventory reserves                                                            $443              $1,175
     Non-deductible accruals                                                        992               1,372
     Product warranty reserve                                                       503                 649
     Equity in net loss of unconsolidated affiliate                                 469                 469
     Restructuring and other accruals                                                89                 917
     Unrealized loss on available for sale securities                             2,359
     Capital loss carry forward                                                                       1,120
                                                                         ----------------    ----------------

          Total gross deferred tax assets                                         4,855               5,702
     Less valuation allowance                                                      (191)             (1,311)
                                                                         ----------------    ----------------

          Deferred tax assets                                                     4,664               4,391
                                                                         ----------------    ----------------
Deferred tax liabilities:
     Depreciation and amortization differences                                     (822)               (447)
     Intangibles                                                                 (1,746)             (2,342)
     Pension curtailment gain                                                      (549)               (549)
     Other, net                                                                     (36)                (74)
                                                                         ----------------    ----------------

          Total gross deferred tax liabilities                                   (3,153)             (3,412)
                                                                         ----------------    ----------------

     Net deferred tax assets                                                     $1,511                $979
                                                                         ================    ================

The foregoing assets and liabilities are classified in the accompanying consolidated balance sheets as follows:

(Dollars in Thousands)                            May 26, 2002    May 27, 2001
                                                  ------------    -------------

Net current deferred tax assets                        $1,497          $3,362
Net long-term deferred tax assets/(liabilities)            14         (2,383)
                                                  ------------    -------------
                                                      $ 1,511           $ 979
                                                  ============    =============

During the years reported, the Company adjusted the valuation allowance to an amount it believes is necessary to reduce deferred taxes to an amount which is more likely than not to be realized.

The changes made to the valuation allowance during fiscal 2002 and 2000 were a decrease of $1,120,000 and $209,000, respectively. There were no changes in fiscal 2001.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and capital gains during the periods in which those temporary differences become deductible. Management considers projected future taxable income, the character of such income and tax planning strategies in making this assessment. The Company had Federal taxable income of approximately $18,900,000 in fiscal 2002, $13,500,000 in fiscal 2001 and $6,500,000 in fiscal 2000. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of the remaining deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The reasons for the differences between the provision for income taxes (benefit) and the amount of income tax (benefit) determined by applying the applicable statutory Federal tax rate to income (loss) before income taxes are as follows:

(Dollars in Thousands)


                                                                      Fiscal Year Ended
                                               ----------------------------------------------------------------
                                               May 26, 2002            May 27, 2001             May 28, 2000
                                               ---------------         ---------------          ---------------
Pretax income (loss) at statutory
   tax rate (34%)                                    $10,446                  $6,184                   $3,572
State taxes, net of Federal benefit                      548                     546                      432
Benefit of Foreign Sales                                (759)                   (600)                    (425)
Amortization of intangibles                               73                     539                      539
Capital loss carry forward used                       (1,120)                                            (209)
Change in valuation allowance
Other, net                                               498                     290                      145
                                               ---------------         ---------------          ---------------

Provision for income taxes                            $9,686                  $6,959                   $4,054
                                               ===============         ===============          ===============


The Company paid income taxes, net of cash refunds received, of $6,200,000 during the year ended May 26, 2002; $3,650,000 during the year ended May 27, 2001; and received $50,000 in net tax refunds during May 28, 2000.

NOTE I - PER SHARE INFORMATION

The following table provides calculations of basic and diluted earnings per share:

(Dollars in Thousands, Except Per Share Amounts)


                                                                          Fiscal Year Ended
                                                  -------------------------------------------------------------
                                                  May 26, 2002           May 27, 2001              May 28, 2000
                                                  ------------           ------------              ------------
Income available to
  Common shareholders                             $    20,589              $    11,067              $     6,452
                                                  ===========              ===========              ===========

Weighted average shares                            16,336,181               15,363,208               13,378,100

Dilutive potential Common
  Shares:
    Warrants                                           31,404                    7,817
    Convertible Preferred Stock                                                                         544,004
    Stock options                                     881,027                1,124,004                  447,876
                                                  -----------              -----------              -----------
Adjusted weighted average
  Shares                                           17,248,612               16,495,029               14,369,980
                                                  ===========              ===========              ===========

Net income (loss) per Common Share:
    Basic                                         $      1.26              $      0.72              $      0.48
                                                  ===========              ===========              ===========
    Diluted                                       $      1.19              $      0.67              $      0.45
                                                  ===========              ===========              ===========


For fiscal 2001 and 2000, shares issuable upon conversion of convertible debentures are considered in calculating "diluted" earnings per share, but have been excluded, as the effect would be anti-dilutive. Additionally, shares issuable upon exercise of stock options in which the market value is lower than the exercise price have also been excluded, as the effect would be anti-dilutive.

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

NOTE J - COMMITMENTS AND CONTINGENCIES

The Company leases certain manufacturing facilities and equipment under operating lease agreements expiring at various dates through October 2019. Certain of the leases provide for renewal options. Total rent expense was $1,267,669, $907,000 and $731,000 for the years ended May 26, 2002, May 27, 2001 and May 28, 2000, respectively.

Future minimum rental commitments, excluding renewal options, under the noncancellable leases covering certain manufacturing facilities and equipment through the term of the leases are as follows:

      Fiscal Year
      -----------

       2003                     $ 1,268,000
       2004                       1,117,000
       2005                       1,096,000
       2006                       1,122,000
       2007                       1,208,000
                                -----------
      Total                     $ 5,812,000
                                ===========

In addition to operating lease agreements, the Company also has a maintenance agreement for $113,000 per year, through January 2004, for a computer system.

At May 26, 2002, the Company's capital equipment commitments were approximately $770,000.

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


NOTE K - SEGMENT AND RELATED INFORMATION

The Company operates in three reportable segments: Magnetic Resonance Imaging
(MRI), Instrumentation, and Energy Technology. The MRI segment consists primarily of the manufacture and sale of magnets (by the IGC-Magnet Business Group) and radio frequency coils (by IGC-Medical Advances Inc.), which are used principally in the medical diagnostic imaging market. Until October 25, 2001 this segment also included the manufacture and sale of low-temperature superconducting wire (by IGC-Advanced Superconductors, also known as IGC-AS). The Company sold substantially all of the assets of IGC-AS on October 25, 2001. The Instrumentation segment consists of the manufacture and sale of refrigeration equipment (by IGC-Polycold Systems Inc.), used primarily in ultra-high vacuum applications, industrial coatings, analytical instrumentation, medical diagnostics and semiconductor processing and testing. This segment also included IGC-APD Cryogenics Inc., which manufactured and sold refrigeration equipment. The Company transferred the mixed-gas portion of IGC-APD to IGC-Polycold and sold the remaining IGC-APD business in a stock sale effective February 5, 2002. The Energy Technology segment, operated through SuperPower Inc., is developing second generation, high-temperature superconducting (HTS) materials that we expect to use in devices designed to enhance capacity, reliability and quality of transmission and distribution of electrical power.

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

The accounting policies of the reportable segments are the same as those described in Note A of the Notes to Consolidated Financial Statements. Inter-segment sales and transfers are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The Company evaluates the performance of its reportable segments based on operating income (loss).

Summarized financial information concerning the Company's reportable segments is shown in the following table:

(Dollars in Thousands)

                                             -----------------------------------------------------------
                                                                    May 26, 2002
                                             -----------------------------------------------------------
                                              Magnetic
                                              Resonance                         Energy
                                               Imaging       Instrumentation   Technology      Total
                                             ------------    -------------    -----------    -----------
Net sales to external customers:
   Magnet systems & components                $120,738                                          $120,738
   Refrigeration equipment                                     $ 26,891                           26,891
   Refrigerants
   Other                                         2,092                           $  3,573          5,665
                                              --------         --------          --------       --------
      Total                                    122,830           26,891             3,573        153,294
Inter-segment net sales                                           3,481                            3,481
Segment operating profit (loss)                 27,776           (3,272)           (6,719)        17,785
Total assets                                  $158,332         $ 10,128          $  8,765       $177,225
Additions to plant, property and equipment       4,544            3,391             3,663         11,598
Depreciation and amortization expense            4,522              568               713          5,803


                                             -----------------------------------------------------------
                                                                 May 27, 2001
                                             -----------------------------------------------------------
                                              Magnetic
                                              Resonance                         Energy
                                               Imaging       Instrumentation   Technology      Total
                                             ------------    -------------    -----------    -----------
Net sales to external customers:
   Magnet systems & components                $ 86,428                                         $ 86,428
   Refrigeration equipment                    $ 41,313          41,313
   Refrigerants                                                  1,253           1,253
   Other                                         7,549                        $  1,614            9,163
                                              --------        --------        --------         --------
      Total                                     93,977          42,566           1,614          138,157
Inter-segment net sales                                          4,029                            4,029
Segment operating profit (loss)                 18,925           5,121          (4,292)          19,754
Total assets                                  $123,559        $ 23,084        $  5,515         $152,158
Additions to plant, property and equipment       3,111             586           1,495            5,192
Depreciation and amortization expense            6,135             608             343            7,086


(Dollars in Thousands)


                                             -----------------------------------------------------------
                                                                 May 28, 2000
                                             -----------------------------------------------------------
                                              Magnetic
                                              Resonance                         Energy
                                               Imaging       Instrumentation   Technology      Total
                                             ------------    -------------    -----------    -----------
Net sales to external customers:
   Magnet systems & components                 $ 67,223                                       $ 67,223
   Refrigeration equipment                                      $ 28,515                        28,515
   Refrigerants                                                    5,030                         5,030
   Other                                         10,337                         $ 1,667         12,004
                                               --------        ---------        -------      ---------
      Total                                      77,560           33,545          1,667        112,772
Inter-segment net sales                                            2,414                         2,414
Segment operating profit (loss)                  14,063           (3,329)        (1,732)         9,002
Total assets                                   $103,637         $ 21,562         $2,778       $127,977
Additions to plant, property and                  4,083              472            732          5,287
equipment
Depreciation and amortization expense             4,516            1,514            350          6,380




                                                           May 26, 2002      May 27, 2001      May 28, 2000
                                                           ------------      ------------      ------------
Reconciliation of income before income taxes:

Total operating profit from reportable segments               $ 17,785          $ 19,754          $  9,002
Inter-company profit in ending inventory                         1,860            (1,116)              295
                                                              --------          --------          --------
Net operating profit                                            19,645            18,638             9,297
Interest and other income                                        1,957             1,374             1,790
Interest and other expense                                        (652)           (1,986)           (1,965)
Gain on sale of division                                        15,385
Write down of investments                                       (6,290)
Gain on available for sale securities                              230
Equity in net loss of unconsolidated affiliates                                                       (236)
Recovery of investment in unconsolidated affiliates                                                  1,620
                                                              --------          --------          --------
Income before income taxes                                    $ 30,275          $ 18,026          $ 10,506
                                                              ========          ========          ========


Net sales to two customers of the Company's MRI segments were each in excess of 10% of the Company's total net sales in fiscal 2000 and 2001. During fiscal 2002, the Company's MRI segment had one customer with sales in excess of 10% of the Company's total net sales. Net sales to each of these customers during the last three fiscal years were as follows:



                                             Fiscal Year Ended
                             ----------------------------------------------
                                  May 26,        May 27,          May 28,
    (Dollars in Thousands)         2002           2001             2000
                             ----------------------------------------------
      Customer A                 $ 110,483      $ 76,824         $ 56,098
      Customer B                                  10,000           12,286
                             ----------------------------------------------
       Total                     $ 110,483      $ 86,824         $ 68,384
                             ==============================================


Net sales by country, based on the location of the customer, for the last three fiscal years were as follows:

                                             Fiscal Year Ended
                             ----------------------------------------------
                                  May 26,        May 27,          May 28,
    (Dollars in Thousands)         2002           2001             2000
                             ----------------------------------------------
      United States              $   26,042     $  36,114        $  35,992
      Netherlands                   107,891        76,824           56,860
      Other countries                19,361        25,219           19,920
                          -------------------------------------------------

       Total                     $  153,294     $ 138,157        $ 112,772
                          =================================================

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

Long-term debt: The carrying value of long-term debt, including current portion, was approximately $4,935,000 at May 26, 2002, while the estimated fair value was $4,935,000, based upon interest rates available to the Company for issuance of similar debt with similar terms and discounted cash flows for remaining maturities.

NOTE M - ACCUMULATED OTHER
COMPREHENSIVE INCOME (LOSS)

The accumulated balances for each classification of accumulated other comprehensive income (loss) are as follows:


                                                                                             Accumulated
                                            Foreign                                            Other
                                           Currency      Available for       Derivative      Comprehensive
                                            Items       Sale Securities      Liability      Income (Loss)
                                           --------     ----------------    ------------    -------------
Balances at May 30, 1999                    $(160)          $  (508)            $   -           $  (668)

Current period change - 2000                 (482)              874                 -               392
                                            -----           -------             -----           -------

Balances at May 28, 2000                     (624)              366                 -              (276)

Current period change - 2001                 (244)           (1,527)                -            (1,771)
                                            -----           -------             -----           -------

Balances at May 27, 2001                     (886)           (1,161)                -            (2,047)

Current period change - 2002                  886               523              (268)            1,141
                                            -----           -------             -----           -------
Balances at May 26, 2002                    $ -             $  (638)            $(268)          $  (906)
                                            =====           =======             =====           =======


The related tax effects allocated to each component of accumulated other comprehensive income (loss) are as follows:

                                        Before-Tax   Tax (Expense)    Net-of-Tax
                                           Amount     or Benefit        Amount
                                        ----------   -------------    ----------

Balance at May 30, 1999                 $  (948)        $   280         $  (668)
Foreign currency
  translation adjustments                  (482)              -            (482)
Unrealized gains (losses)
  on available for sale
  securities                              1,332            (458)            874
                                        -------         -------         -------
Balance at May 28, 2000
                                            (98)           (178)           (276)
Foreign currency
  translation adjustments                  (244)              -            (244)
Unrealized gains (losses)
  on available for sale
  securities                             (1,705)            178          (1,527)
                                        -------         -------         -------
Balance at May 27, 2001                  (2,047)              -          (2,047)
Foreign currency
  translation adjustments                   886               -             886
Available for sale securities               523               -             523
Derivative Liability                       (268)              -            (268)
                                        -------         -------         -------
Balance at May 26, 2002                 $  (906)           $  -         $  (906)
                                        =======         =======         =======

NOTE N - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for fiscal 2002 and 2001 are as follows:

(Dollars in Thousands, Except Per Share Amounts)


                                                                             Earnings Per:
                                                                         ---------------------
                               Net           Gross           Net          Basic        Diluted
                               Sales         Margin         Income         Share        Share
                             --------        ------       ---------       ------       ------
2002 Quarter Ended
  August 26, 2001             $40,089       $17,239          $3,640       $ .23         $ .21
  November 25, 2001            38,971        16,034          10,387         .64           .60
  February 24, 2002            37,201        14,619           3,118         .19           .18
  May 26, 2002                 37,034        14,011           3,444         .21           .20

2001 Quarter Ended
  August 27, 2000             $31,711       $12,843          $2,427       $ .17         $ .16
  November 26, 2000            32,425        15,185           3,139         .20           .18
  February 25, 2001            34,297        14,060           2,890         .18           .17
  May 27, 2001                 39,724        16,440           2,611         .17           .15


NOTE O - GOODWILL AND OTHER INTANGIBLE ASSETS

Effective May 28, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS No. 142), "Goodwill and Other Intangible Assets". FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. An initial transition impairment test was required as of May 28, 2001. The Company completed this initial transition impairment test during the second quarter of 2002 which did not result in any impairment charges. For purposes of applying FAS No. 142, the Company has determined that the reporting units are consistent with the operating segments identified in Note K, Segment and Related Information. Fair values of reporting units and the related implied fair values of their respective goodwill were established using public company analysis and discounted cash flows.

During fiscal 1997, the Company acquired IGC-Medical Advances Inc. and in fiscal 1998, IGC-Polycold Inc. In connection with the acquisitions, approximately $13,750,000 is recorded as goodwill.

During 1999, the Company completed an agreement with Alstom, S.A. ("Alstom") to terminate the parties' joint venture, ALSTOM Intermagnetics ("AISA"). AISA, a previously 45% owned unconsolidated joint venture located in Belfort, France, was created for the manufacture and sale of superconductive MRI magnet systems under license from the Company. Effective December 31, 1999, AISA's magnet production was consolidated in the Company's Latham, New York facility, and AISA ceased production of superconductive MRI magnet systems. Under the termination agreement, the Company sold its interest in AISA to Alstom for $300,000. In consideration of the contractual rights of AISA and Alstom under the termination agreement, the Company paid AISA $9,000,000 for the purchase of certain assets with an approximate fair value of $250,000, and other intangibles, comprising future production rights, as well as technology and a covenant not to compete, with a total value of $8,750,000.

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

The components of other intangibles are as follows:

(Dollars in Thousands)


                                                  As of May 26, 2002
                                  -------------------------------------------------------

                                  Gross Carrying      Accumulated       Weighted Average
                                      Amount          Amortization          Life
                                  --------------      ------------    -------------------
Amortized Intangible Assets
     Production Rights                $ 8,750            $3,845             5.5
     Patents                            3,832               674            17.9
     Trade Name                           960               264            20.0
     Unpatented Technology                930               930            20.0
     Other                                 33                33             5.0
                                      -------            ------            -----
                                      $14,505            $5,746             9.8



                                                  As of May 27, 2001
                                  ------------------------------------------------------

                                  Gross Carrying      Accumulated       Weighted Average
                                      Amount          Amortization          Life
                                  --------------      ------------    ------------------
Amortized Intangible Assets
     Production Rights                 $ 8,750           $2,253             5.5
     Patents                             3,944              430            17.9
     Trade Name                            960              216            20.0
     Unpatented Technology                 930              837            20.0
     Other                                  71               29             5.0
                                       -------           ------            -----
                                       $14,655           $3,765             9.8


Aggregate amortization expense for the years ended May 26, 2002, May 27, 2001 and May 28, 2000 was $1,979,000 and $3,094,000 and $2,011,000, respectively.

Estimated Amortization Expense:

For the year ending May 2003                $1,817
For the year ending May 2004                $1,817
For the year ending May 2005                $1,817
For the year ending May 2006                $  359
For the year ending May 2007                $  225

All intangibles are amortized on a straight-line basis.

The table below shows the effect on net income had FAS 142 been adopted in prior periods.

(Dollars in Thousands, Except Per Share Amounts)


                                                           For the Years Ended
                                                 -----------------------------------------
                                                    May 26,        May 27,         May 28,
                                                     2002           2001            2000
                                                 -----------------------------------------
Net income                                       $   20,589      $   11,067      $   6,452

Goodwill amortization                                                 1,165          1,165
                                                 ----------      ----------      ---------
Adjusted net income                              $   20,589      $   12,232      $   7,617
                                                 ==========      ==========      =========

Basic earnings per share:
Net income per common share                      $     1.26      $     0.72      $    0.48

Effect of accounting change                               -            0.08           0.09
                                                 ----------      ----------      ---------
Adjusted net income per common share             $     1.26      $     0.80      $    0.57
                                                 ==========      ==========      =========

Diluted earnings per share:
Net income per common share                      $     1.19      $     0.67      $    0.45

Effect of accounting change                                            0.07           0.08
                                                 ----------      ----------      ---------
Adjusted net income per common share             $     1.19      $     0.74      $    0.53
                                                 ==========      ==========      =========


NOTE P - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On May 28, 2001, the Company adopted the provisions of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard requires that all derivative instruments be recognized on the balance sheet at their fair value and changes in fair value be recognized immediately in earnings, unless the derivatives qualify as hedges in accordance with the Standard. The change in fair value for those derivatives that qualify as hedges is recorded in shareholders' equity as other comprehensive income (loss). The Company has an interest rate swap which qualifies as a cash flow hedge as defined in the standard and accordingly, on the date of adoption, the Company recognized an initial transition adjustment of $128,000 which was recorded as a derivative liability and other comprehensive loss. During 2002 the fair value of the interest rate swap declined an additional $140,000.

                       INTERMAGNETICS GENERAL CORPORATION
                       ----------------------------------
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                            (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                   COL. A                COL. B                       COL. C                        COL. D             COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Additions
                                                         ---------------------------------
                                        Balance at       Charged to          Charged to
                                         Beginning       Costs and         Other Accounts-        Deductions-        Balance at
                 DESCRIPTION             of Period        Expenses            Describe             Describe          End of Period
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended May 27, 2002

Deducted from asset accounts:
  Allowance for doubtful accounts           $ 496          $ 230                                    $ 433   (3)          $ 293

  Reserve for inventory obsolescence        4,025            366                                    3,327   (5)          1,064

Included in liability accounts:
  Product warranty reserve                  1,474            697                                      845   (1)          1,326

  Contract adjustment reserve (4)             228                                                     170                   58

Year Ended May 27, 2001

Deducted from asset accounts:
  Allowance for doubtful accounts           $ 478          $ 206                                    $ 188   (3)          $ 496

  Reserve for inventory obsolescence       10,470          1,725                                    8,170   (5)          4,025

Included in liability accounts:
  Product warranty reserve                  2,059            458                                    1,043   (1)          1,474

  Contract adjustment reserve (4)             221              7                                                           228

Year Ended May 28, 2000

Deducted from asset accounts:
  Allowance for doubtful accounts           $ 401          $ 166                                     $ 89   (3)          $ 478

  Reserve for inventory obsolescence        8,282          2,665            1,770   (7)             2,247   (5)         10,470

Included in liability accounts:
  Product warranty reserve                  1,577            808               40   (2)               366   (1)          2,059

  Contract adjustment reserve (4)             301                                                      80   (6)            221
  Upgrade Reserve (4)                          40                                                      40   (2)              0


(1)  Cost of warranty performed.
(2)  Adjustments to accruals.
(3)  Write-off uncollectible accounts.
(4) Classified in the Balance Sheet with other liabilities and accrued expenses.
(5)  Write-off or sale of obsolete inventory.
(6)  Cost to finalize contracts.
(7)  Restructuring charges

                                   3. Exhibits

                                   3. Exhibits
                                  Exhibit Index

Exhibit
-------

4.1      Form of Common Stock certificate


4.2 Loan and Agency Agreement among Intermagnetics General Corporation, IGC-APD Cryogenics Inc., IGC-Polycold Systems, Inc., IGC-Superpower, LLC, Medical Advances, Inc. and First Union National Bank and the other banks party hereto with First Union National Bank, as agent and JP Morgan Chase Bank, as successor to the Chase Manhattan Bank, as syndication agent and Keybank National Association, as documentation agent dated September 19, 2001

10.1 Employment Agreement dated July 23, 2002 between Intermagnetics General Corporation and Glenn H. Epstein

10.2 Employment Agreement dated October 19, 2001 between Intermagnetics General Corporation and Philip J. Pellegrino

21       Subsidiaries of the Company

23       Consent of Independent Auditors (PricewaterhouseCoopers LLP)

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.