Form 10-Q
period 2002-08-25
INTERMAGNETICS GENERAL CORP
filed 2002-10-09
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


    [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended August 25, 2002
                                                ---------------

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

Common Stock, $.10 par value -16,477,384 as of September 29, 2002.

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements:

         Consolidated Balance Sheets - August 25, 2002 and  May 26, 2002.......3

         Consolidated Income Statements - Three Months Ended
           August 25, 2002 and August 26, 2001.................................5

         Consolidated Statements of Cash Flows - Three Months Ended
           August 25, 2002 and August 26, 2001.................................6

         Consolidated Statements of Changes in Shareholders' Equity and
           Comprehensive Income - Three Months Ended August 25, 2002 ..........7

         Notes to Consolidated Financial Statements............................8

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................14

Item 3:  Quantitative and Qualitative Disclosures About Market Risk...........19

Item 4:  Controls and Procedures..............................................19

PART II - OTHER INFORMATION...................................................20

Item 6:  Exhibits and Reports on Form 8-K.....................................20

SIGNATURES....................................................................21

Certifications................................................................22

CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                   August 25,            May 26,
                                                                      2002                 2002
                                                                -----------------    -----------------
ASSETS                                                            (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                             $ 75,964             $ 73,517
  Trade accounts receivable, less allowance
    (August 25, 2002 - $229; May 26, 2002 - $293)                         18,194               20,612
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                        392                  428
  Inventories:
    Consigned products                                                       443                2,799
    Finished products                                                        572                  659
    Work in process                                                        8,471                7,405
    Materials and supplies                                                 8,549                9,054
                                                                -----------------    -----------------
                                                                          18,035               19,917
  Deferred income taxes                                                    1,497                1,497
  Prepaid expenses and other                                               2,012                2,037
                                                                -----------------    -----------------
    TOTAL CURRENT ASSETS                                                 116,094              118,008

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                    1,128                1,128
  Buildings and improvements                                              12,172               12,172
  Machinery and equipment                                                 32,223               31,788
  Leasehold improvements                                                   3,705                3,705
                                                                -----------------    -----------------
                                                                          49,228               48,793
  Less allowances for depreciation and amortization                       24,263               23,310
                                                                -----------------    -----------------
                                                                          24,965               25,483
  Equipment in process of construction                                     3,148                2,854
                                                                -----------------    -----------------
                                                                          28,113               28,337

INTANGIBLE AND OTHER ASSETS
  Available for sale securities                                            2,589                2,833
  Goodwill                                                                13,750               13,750
  Other intangibles, less accumulated amortization
     (August 25, 2002- $6,206; May 26, 2002 - $5,746)                      8,299                8,759
  Note receivable                                                          3,885                3,861
  Other assets                                                             1,980                1,677
                                                                -----------------    -----------------

    TOTAL ASSETS                                                       $ 174,710            $ 177,225
                                                                =================    =================

CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                   August 25,            May 26,
                                                                      2002                 2002
                                                                -----------------    -----------------
LIABILITIES AND SHAREHOLDERS EQUITY                               (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt                                       $  270              $   267
  Accounts payable                                                        13,413               10,757
  Salaries, wages and related items                                        4,822                7,221
  Customer advances and deposits                                             446                1,007
  Product warranty reserve                                                 1,334                1,326
  Accrued income taxes                                                     2,500                2,332
  Other liabilities and accrued expenses                                   2,155                1,985
                                                                -----------------    -----------------
    TOTAL CURRENT LIABILITIES                                             24,940               24,895

LONG-TERM DEBT, less current portion                                       4,601                4,668
DERIVATIVE LIABILITY                                                         419                  268

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      August 25, 2002 - 17,352,471 shares;
      May 26, 2002 - 17,333,459 shares;                                    1,735                1,733
  Additional paid-in capital                                             137,571              137,419
  Notes receivable from employees                                         (3,725)                (799)
  Retained earnings                                                       19,667               15,999
  Accumulated other comprehensive loss                                      (902)                (906)
                                                                -----------------    -----------------
                                                                         154,346              153,446
  Less cost of Common Stock in treasury
    August 25, 2002 - 902,282 shares
    May 26, 2002 - 671,316 shares                                         (9,596)              (6,052)
                                                                -----------------    -----------------
                                                                         144,750              147,394
                                                                -----------------    -----------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $174,710             $177,225
                                                                =================    =================


See notes to consolidated financial statements.

CONSOLIDATED INCOME STATEMENTS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                                     Three Months Ended
                                                            --------------------------------------
                                                               August 25,           August 26,
                                                                  2002                 2001
                                                            -----------------    -----------------
Net sales                                                            $35,180              $40,089

Cost of products sold                                                 21,580               22,850
                                                            -----------------    -----------------

Gross margin                                                          13,600               17,239

Product research and development                                       3,472                4,018
Marketing, general and administrative                                  4,353                7,074
Amortization of intangible assets                                        460                  529
                                                            -----------------    -----------------
                                                                       8,285               11,621
                                                            -----------------    -----------------

Operating income                                                       5,315                5,618
Interest and other income                                                431                  352
Interest and other expense                                              (111)                (127)
Realized loss on available for sale securities                           (18)
                                                            -----------------    -----------------
Income before income taxes                                             5,617                5,843
Provision for income taxes                                             1,949                2,203
                                                            -----------------    -----------------

NET INCOME                                                           $ 3,668              $ 3,640
                                                            =================    =================

Earnings per Common Share:
  Basic                                                                $0.22                $0.23
                                                            =================    =================
  Diluted                                                              $0.21                $0.21
                                                            =================    =================



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)
(Unaudited)

                                                                                         Three Months Ended
                                                                                ------------------------------------
                                                                                  August 25,          August 26,
                                                                                     2002                2001
                                                                                ----------------    ----------------
OPERATING ACTIVITIES
Net income                                                                               $3,668             $ 3,640
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                         1,466               1,503
    Stock based compensation                                                                140                 115
    Loss on sale and disposal of assets                                                      25                  14
    Realized loss on available for sale securities                                           18
    Change in discount on note receivable                                                   (24)
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                          2,508              (1,621)
      (Increase) decrease in inventories and prepaid expenses and other                   1,851              (1,899)
      Increase (decrease) in accounts payable and accrued expenses                           18                (494)
                                                                                ----------------    ----------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                              9,670               1,258

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                                 (824)             (2,588)
Proceeds from the sale of property, plant and equipment                                      17
Proceeds from sale of available for sale securities                                          24
                                                                                ----------------    ----------------
    NET CASH USED IN INVESTING ACTIVITIES                                                  (783)             (2,588)

FINANCING ACTIVITIES
Proceeds from sale of Common Stock                                                           94                 919
Proceeds from (advances for) Executive Stock Purchase Plan                               (2,926)                147
Purchase of Treasury Stock                                                               (3,544)
Principal payments on note payable and long-term debt                                       (64)             (1,157)
                                                                                ----------------    ----------------
    NET CASH USED IN FINANCING ACTIVITIES                                                (6,440)                (91)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                        (497)
                                                                                ----------------    ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          2,447              (1,918)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         73,517              27,675
                                                                                ----------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 75,964            $ 25,757
                                                                                ================    ================

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
INTERMAGNETICS GENERAL CORPORATION
Three months ended August 25, 2002
(Dollars in Thousands)
(Unaudited)

                                                                           Accumulated
                                                Additional                    Other                        Notes
                                    Common       Paid-in      Retained    Comprehensive    Treasury      Receivable    Comprehensive
                                     Stock       Capital      Earnings    Income (Loss)     Stock      from Employees      Income
                                 ------------  -----------  ------------  -------------  ------------  --------------  -------------
Balances at May 26, 2002         $      1,733  $   137,421  $     15,999  $       (906)  $    (6,052)  $        (799)

Comprehensive Income:
  Net Income                                                       3,668                                                      3,668
  Unrealized loss on available
   for sale securities, net of
   tax benefit of $157,000                                                           9                                            9
  Loss on derivative, net of
   tax benefit of $146,000                                                          (5)                                          (5)
                                                                                                                       ------------
    Total comprehensive income                                                                                         $      3,672
                                                                                                                       ============
Loans to employees for purchase
 of common stock                                                                                              (2,926)
Issuance of 19,012 shares
 of Common Stock, including
 exercise of stock options                  2          150
Treasury stock purchase                                                                       (3,544)
                                 ------------  -----------  ------------  -------------  ------------  --------------

Balances at August 25, 2002      $      1,735  $   137,571  $     19,667  $       (902)  $    (9,596)  $      (3,725)
                                 ============  ===========  ============  =============  ============  ==============

INTERMAGNETICS GENERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position at August 25, 2002 and the results of its operations, cash flows and changes in shareholders' equity for the periods presented. The results for the three months ended August 25, 2002 are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements for the year ended May 26, 2002, filed on Form 10-K on August 23, 2002.

         It is the Company's policy to reclassify prior year consolidated financial statements to conform to current year presentation.

Note B - Earnings Per Common Share

         A summary of the shares used in the calculation of net income per Common Share is shown below:

(Dollars in Thousands, Except Per Share Amounts)

                                                                       Three Months Ended
                                                ------------------------------------------------------------------
                                                        August 25, 2002                   August 26, 2001
                                                --------------------------------  ---------------------------------
  Income available to common stockholders                              $ 3,668                            $ 3,640

  Weighted average shares                                           16,667,914                         16,104,002

  Dilutive potential Common Shares:
          Warrants                                                                                         41,578
          Stock options                                                650,610                          1,325,036
                                                                 ---------------                    ---------------

  Adjusted weighted average shares                                  17,318,524                         17,470,616
                                                                 ===============                    ===============

  Net income per common share:
          Basic                                                         $ 0.22                             $ 0.23
                                                                 ===============                    ===============

          Diluted                                                       $ 0.21                             $ 0.21
                                                                 ===============                    ===============

Note C - New Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144") which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. The Company adopted SFAS No. 144 effective May 27, 2002; this did not have a material impact on the financial statements.

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". This Standard addresses a number of items related to leases and other matters. The Company adopted this Standard effective May 27, 2002; this did not have a material impact on the financial statements.

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

 (Dollars in Thousands)

                                                            Three Months Ended
                                     -----------------------------------------------------------------
                                                              August 25, 2002
                                     -----------------------------------------------------------------
                                       Magnetic
                                      Resonance                            Energy
                                       Imaging        Instrumentation    Technology          Total
                                     -------------    ---------------   -------------    -------------

Net sales to external customers:
   Magnet systems and components        $ 30,260                                            $ 30,260
   Refrigeration equipment                                 $ 4,557                             4,557
   Other                                                                      $ 363              363
                                     -------------    --------------    -------------    -------------
      Total                               30,260             4,557              363           35,180
Intersegment net sales
Segment operating profit (loss)            7,485              (114)          (2,072)           5,299
Total assets                            $156,584           $ 9,925           $8,201         $174,710

                                                            Three Months Ended
                                     -----------------------------------------------------------------
                                                              August 26, 2001
                                     -----------------------------------------------------------------
                                       Magnetic
                                      Resonance                            Energy
                                       Imaging        Instrumentation    Technology          Total
                                     -------------    ---------------   -------------    -------------

Net sales to external customers:
   Magnet systems and components        $ 27,816                                            $ 27,816
   Refrigeration equipment                                $ 10,343                            10,343
   Other                                   1,031                              $ 899            1,930
                                     -------------    --------------    -------------    -------------
      Total                               28,847            10,343              899           40,089
Intersegment net sales                                       1,695                             1,695
Segment operating profit (loss)            6,712               715           (1,467)           5,960
Total assets                            $129,379          $ 18,767           $6,525         $154,671

         The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:

(Dollars in Thousands)

                                                                       Three Months Ended
                                                          ----------------------------------------------
                                                            August 25, 2002           August 26, 2001
                                                          --------------------     ---------------------
Reconciliation of income before income taxes:

  Total profit from reportable segments                              $ 5,299                   $ 5,960
  Change in Intercompany profit in ending inventory                       16                      (342)

                                                          --------------------     ---------------------
  Net operating profit                                                 5,315                     5,618

Unallocated amounts:
  Interest and other income                                              431                       352
  Interest and other expense                                            (111)                     (127)
  Realized loss on available for sale securities                         (18)
                                                          --------------------     ---------------------
Income before income taxes                                           $ 5,617                   $ 5,843

Note E - Business Combinations, Goodwill and Other Intangible Assets

         The Company adopted Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" effective May 28, 2001. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that identifiable intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001.

The components of other intangibles are as follows:

(Dollars in Thousands)

                                                                      As of August 25, 2002
                                                 ----------------------------------------------------------------
                                                   Gross Carrying          Accumulated         Weighted Average
                                                       Amount              Amortization              Life
                                                 -------------------    -------------------   -------------------
Amortized Intangible Assets
     Production Rights                                       $8,750                 $4,242                   5.5
     Patents                                                  3,832                    725                  17.9
     Trade Name                                                 960                    276                  20.0
     Unpatented Technology                                      930                    930                   5.0
     Other                                                       33                     33                   5.0
                                                 -------------------    -------------------   -------------------
                                                            $14,505                 $6,206                   9.8


Aggregate amortization expense for the quarter ended August 25, 2002 was $460,000.

Estimated Amortization Expense:

For the year ending May 2003                $1,841
For the year ending May 2004                $1,841
For the year ending May 2005                $1,841
For the year ending May 2006                $  382
For the year ending May 2007                $  250

All intangibles are amortized on a straight line basis.

There have been no changes in the carrying amount of goodwill for the quarter ended August 25, 2002. Management will evaluate goodwill for impairment during the quarter ending November 24, 2002 in accordance with SFAS No. 142.

Note F - Derivative Instruments and Hedging Activities


         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective May 26, 2001. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For the quarter ended August 25, 2002, the Company recorded other comprehensive loss of $5,000 net of tax.

         The Company has entered into interest rate swap agreements to reduce the effect of changes in interest rates on its floating rate long-term debt. At August 25, 2002, the Company had outstanding interest rate swap agreements with a commercial bank, having a total original notional principal amount of approximately $5.735 million. Those agreements effectively change the Company's interest rate exposure on its mortgages due 2004 to a fixed 6.88%. The interest rate swap agreement matures at the time the related notes mature. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement. However, the Company does not anticipate non-performance by the counterparties.

INTERMAGNETICS GENERAL CORPORATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ----------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------


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

Critical Accounting Policies and Estimates
------------------------------------------

      The Company's discussion and analysis of its financial condition and results of operations are based upon; in part, the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect assets, liabilities, revenues, expenses and related disclosure of contingent liabilities.

      The Company recognizes revenue and profit on long-term development contracts based upon the lesser of, milestones achieved or costs incurred plus earned profit. Some of these contracts require the Company to contribute to the development effort. Should the actual costs exceed the estimates for these development efforts and the Company was not successful in securing additional funding, it may be necessary to record additional expense.

      The Company maintains a reserve for inventory that may become damaged in the manufacturing process or technologically obsolete. If technology advances more rapidly than expected, manufacturing processes improve substantially or the market for our products declines substantially, adjustments to reserves may be required.

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

      The Company maintains a provision for potential environmental remediation for businesses disposed of during fiscal 2002. These provisions are based upon estimates from environmental engineers that have visited the sites and understand the scope of the project, should a cleanup be required. The Company believes these provisions are adequate based on estimates from environmental engineers.

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

Results Of Operations
---------------------

         Throughout this commentary reference is made to "as reported" and "on-going" operations. "As reported" results refers to prior year results which include our core businesses plus the effect of contributions and costs of divested superconducting wire and helium businesses. "On-going" results refers to our core business with the past contributions and costs of the divested businesses removed from prior year results.

         For the three months ended August 25, 2002, sales decreased approximately 12%, to $35.2 million, from $40.1 million for the same period last year.

         Sales from on-going operations decreased 4% from $36.6 million.

         MRI segment sales, as reported increased 5% or $1.4 million to $30.2 million for the quarter. Magnet system and component sales were up 9% or, $2.4 million from last year's first quarter due largely to an increase in customer demand. Partially offsetting this increase was a decline in sales of superconducting wire of approximately $1.0 million for the quarter due to the divestiture of IGC-AS.

         Sales from on-going operations of the MRI segment increased 9% or $2.4 million to $30.2 million due primarily to increased customer demand mentioned above.

         Instrumentation segment sales decreased $5.8 million, or 56% to $4.6 million for the quarter over the same period last year. This was due partially to the divestiture of IGC-APD ($3.1 million) and reduced demand from markets served by this segment ($2.7 million).

         On-going Instrumentation segment sales decreased $3.3 million, or 42% for the quarter.

         Sales of the Energy Technology segment decreased $0.5 million or 60% for the quarter due to increased efforts being applied to unfunded programs. These programs relate principally to second generation HTS devises.

         Gross margins decreased $3.6 million to $13.6 million or 39% of sales for the quarter, from $17.2 million, or 43% of sales for the same period last year. We experienced a $2.2 million decline related to disposed businesses and a $1.4 million decline related to decreased sales.

         Gross margins related to on-going operations decreased $1.6 million from $15.2 million, or 42% of sales for the quarter to $13.6 million, or 39% of sales. This gross margin decline is a result of reduced sales in the Instrumentation segment offset by increased MRI segment sales.

         As reported, internal research and development declined about $500,000 to $3.5 million from $4.0 million for the same period last year. Primarily this decline was related to businesses no longer being consolidated.

         With respect to on-going operations, internal research and development increased about $130,000 as a result of increased effort being applied to unfunded programs in the Energy Technology segment.

         Marketing, general and administrative expenses decreased by $2.7 million to $4.4 million for the quarter; about $1.1 million of this decline was due to the sale of IGC-AS and IGC-APD, as well as reduced spending relating to salaries, consulting, recruiting and a reduction of accruals for incentive compensation resulting from the reduced level of performance (measured as growth in income over prior year).

         Compared to on-going operations for the quarter, marketing, general and administrative expenses decreased by $1.6 million to $4.3 million due to the spending reductions mentioned above.

         Amortization of intangibles decreased by $69,000 in the three month period due to the sale of IGC-AS and IGC-APD during fiscal 2002.

         Operating income for the quarter decreased by approximately $300,000 over the same period last year.

         Operating income from on-going operations increased about $70,000 compared to the same period last year. Operating income as a percent of sales increased to 15% from 14% in the prior year for both on-going and as reported operations.

         Interest and other income increased slightly in the current period due primarily to increased cash.

         The effective tax rate in the current period was about 35% compared to 38% for the same period last year. This reduction is primarily a result of the effect of the Extraterritorial Income Regime.

      Looking forward, we expect to continue to maintain our investment in Energy Technology in order to be ready when the market for these products begins to develop, which we believe will be about the middle of the decade. Despite this investment, and a year on year decrease in sales, resulting from the dispositions of IGC-AS and IGC-APD, we expect as reported net operating income to increase in the current fiscal year by about 10% to 15% as a result of our streamlined business focus, cost containment and manufacturing efficiencies. A portion of this growth is expected to come from sales of high field (3.0T) magnet systems as well as new products being developed at IGC-Medical Advances and IGC-Polycold. These products were being developed at the end of the prior fiscal year and continue to be developed now. Our customers are intimately involved in the definition and development of these products. Additionally, the Company has an active cost cutting program in each of its divisions to increase earnings.

These expectations are based on the following assumptions, among others:

         o The market for MRI systems continues to grow and our largest customer retains its share of that market;
         o Customer acceptance of the new products being developed throughout the Company;
         o New products achieve the level of growth and market acceptance expected;
         o The slowing economy doesn't cause any further pullback in Instrumentation orders; and,
         o We are able to maintain gross margins through continued production cost reductions and manufacturing efficiencies.

Liquidity and Capital Commitments
---------------------------------

         For the first three months of the current fiscal year, we generated approximately $9.7 million of cash from operating activities. We used approximately $800,000 of cash for capital expenditures, $3.0 million under our Executive Stock Purchase Plan and $3.6 million for the purchase of treasury stock. See the consolidated statement of cash flows, located elsewhere in this report, for further details on the sources and uses of cash.

         Our capital and resource commitments as of August 25, 2002 consisted of capital equipment commitments of approximately $900,000.

         At August 25, 2002, we had a $50 million unsecured line of credit with three banks. Borrowings under the line bear interest at the London Interbank Official Rate (LIBOR) plus an applicable margin or prime plus an applicable margin, at our option. The line was not in use during the quarter. It expires in October 2004.

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

ITEM 3:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
              ----------------------------------------------------------

         The Company's exposure to market risk through derivative financial instruments and other financial instruments, such as investments in short-term marketable securities and long-term debt, is not material. The financial instruments of the Company that are interest rate dependent are unsecured line of credit and a mortgage payable. The Company manages interest rates through various methods within contracts. On its mortgage payable, the Company negotiated an "interest rate swap" agreement that, in effect, fixes the rate at 6.88%. With respect to its unsecured line of credit, the Company may elect to apply interest rates to borrowings under the line which relate to either LIBOR plus an applicable margin, or prime plus an applicable margin, whichever is most favorable. The Company's objective in managing its exposure to changes in interest rates is to limit the impact of changing rates on earnings and cash flow and to lower its borrowing costs.

     The Company does not believe that its exposure to commodity and foreign exchange risk is material.


ITEM 4:       CONTROLS AND PROCEDURES
              -----------------------

During the quarter ended August 25, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We plan to conduct an evaluation of our disclosure controls and procedures each quarter.

PART II: OTHER INFORMATION


ITEM 6:.      Exhibits and Reports on Form 8K.

(a)      Exhibits
Certifications of Chief Executive Officer and Chief Financial Officer

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


                                     INTERMAGNETICS GENERAL CORPORATION



Dated:   October 07, 2002       By:  /s/Glenn H. Epstein
                                     -------------------------------------------
                                           Glenn H. Epstein
                                           President and Chief Executive Officer



Dated:   October 07, 2002       By:  /s/Michael K. Burke
                                     -------------------------------------------
                                              Michael K. Burke
                                              Executive Vice President and Chief
                                              Financial Officer

CERTIFICATIONS
--------------

I, Glenn H. Epstein, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Intermagnetics General Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;




Dated:   October 07, 2002
                                           /s/Glenn H. Epstein
                                           -------------------------------------
                                           Glenn H. Epstein
                                           President and Chief Executive Officer


I, Michael K. Burke, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Intermagnetics General Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;




Dated:   October 07, 2002
                            /s/Michael K. Burke
                            --------------------------------------------
                            Michael K. Burke
                            Executive Vice President and Chief Financial Officer