Form 10-Q
period 2002-11-24
INTERMAGNETICS GENERAL CORP
filed 2003-01-08
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended November 24, 2002

                                       or

[ ]     Transition report pursuant to section 13 or 15(d) of the Securities
                              Exchange Act of 1934

               for the transition period from ________ to ________

                         Commission file number 1-11344
                                                -------

                       INTERMAGNETICS GENERAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                          14-1537454
------------------------------                          -------------------
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



              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes ___X___ No _______.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.10 par value - 16,490,700 as of December 29, 2002.

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements:

         Consolidated Balance Sheets - November 24, 2002 and May 26, 2002...............................    3

         Consolidated Income Statements - Three Months and Six Months Ended
           November 24, 2002 and November 25, 2001......................................................    5

         Consolidated Statements of Cash Flows - Six Months Ended
           November 24, 2002 and November 25, 2001......................................................    6

         Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
          Six Months Ended November 24, 2002 ...........................................................    7

         Notes to Consolidated Financial Statements.....................................................    8

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................................   15

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................   21

Item 4:  Controls and Procedures........................................................................   22


PART II - OTHER INFORMATION.............................................................................   23


SIGNATURES..............................................................................................   24

CERTIFICATIONS..........................................................................................   24



CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                  November 24,         May 26,
                                                                      2002              2002
                                                                  ------------        --------
ASSETS                                                            (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                        $ 74,639           $ 73,517
  Trade accounts receivable, less allowance
    (November 24, 2002 - $182; May 26, 2002 - $293)                  20,812             20,612
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                   380                428
  Inventories:
    Consigned products                                                  301              2,799
    Finished products                                                   906                659
    Work in process                                                   9,116              7,405
    Materials and supplies                                            8,160              9,054
                                                                   --------           --------
                                                                     18,483             19,917
  Deferred income taxes                                               1,497              1,497
  Prepaid expenses and other                                          2,913              2,037
                                                                   --------           --------
    TOTAL CURRENT ASSETS                                            118,724            118,008

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                               1,128              1,128
  Buildings and improvements                                         12,172             12,172
  Machinery and equipment                                            36,083             34,642
  Leasehold improvements                                              3,705              3,705
                                                                   --------           --------
                                                                     53,088             51,647
  Less accumulated depreciation and amortization                     25,278             23,310
                                                                   --------           --------
                                                                     27,810             28,337

INTANGIBLE AND OTHER ASSETS
  Available-for-sale securities                                                          2,833
  Goodwill                                                           13,750             13,750
  Other intangibles, less accumulated amortization
     (November 24, 2002- $6,666; May 26, 2002 - $5,746)               7,839              8,759
  Note receivable                                                     3,910              3,861
  Other assets                                                        1,818              1,677
                                                                   --------           --------

    TOTAL ASSETS                                                   $173,851           $177,225
                                                                   ========           ========


CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                       November 24,           May 26,
                                                                           2002                2002
                                                                       ------------          ---------
LIABILITIES AND SHAREHOLDERS' EQUITY                                   (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt                                     $    277              $    267
  Accounts payable                                                        11,171                10,757
  Salaries, wages and related items                                        6,191                 7,221
  Customer advances and deposits                                             451                 1,007
  Product warranty reserve                                                 1,163                 1,326
  Accrued income taxes                                                                           2,332
  Other liabilities and accrued expenses                                   2,215                 1,985
                                                                        --------              --------
    TOTAL CURRENT LIABILITIES                                             21,468                24,895

LONG-TERM DEBT, less current portion                                       4,529                 4,668
DERIVATIVE LIABILITY                                                         407                   268

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      November 24, 2002 - 17,471,493 shares;
      May 26, 2002 - 17,333,459 shares;                                    1,747                 1,733
  Additional paid-in capital                                             138,151               137,419
  Notes receivable from employees                                         (3,725)                 (799)
  Retained earnings                                                       22,322                15,999
  Accumulated other comprehensive loss                                      (266)                 (906)
                                                                        --------              --------
                                                                         158,229               153,446
  Less cost of Common Stock in treasury
    November 24, 2002 - 982,576 shares
    May 26, 2002 - 671,316 shares                                        (10,782)               (6,052)
                                                                        --------              --------
                                                                         147,447               147,394
                                                                        --------              --------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $173,851              $177,225
                                                                        ========              ========



See notes to consolidated financial statements.

CONSOLIDATED INCOME STATEMENTS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                         Three Months Ended                     Six Months Ended
                                                ---------------------------------    -----------------------------------
                                                 November 24,       November 25,       November 24,       November 25,
                                                     2002               2001               2002               2001
                                                -------------      --------------    ---------------     ---------------
Net sales                                        $   36,664        $    38,971         $    71,844        $    79,060

Cost of products sold                                22,521             22,937              44,101             45,787
                                                 ----------        -----------         -----------        -----------

Gross margin                                         14,143             16,034              27,743             33,273

Product research and development                      3,226              3,689               6,698              7,707
Marketing, general and administrative                 4,952              6,579               9,305             13,655
Amortization of intangible assets                       460                486                 920              1,013
                                                 ----------        -----------         -----------        -----------
                                                      8,638             10,754              16,923             22,375
                                                 ----------        -----------         -----------        -----------

Operating income                                      5,505              5,280              10,820             10,898
Interest and other income                               244                703                 675              1,055
Interest and other expense                             (130)              (180)               (241)              (307)
Loss on available-for-sale securities                (2,090)                                (2,108)
Gain on litigation settlement                           537                                    537
Gain on sale of division                                                15,376                                 15,376
Write down of investments                                               (6,290)                                (6,290)
                                                 ----------        -----------         -----------        -----------
Income  before income taxes                           4,066             14,889               9,683             20,732
Provision for income taxes                            1,411              4,502               3,360              6,705
                                                 ----------        -----------         -----------        -----------

NET INCOME                                       $    2,655        $    10,387         $     6,323        $    14,027
                                                 ==========        ===========         ===========        ===========

Net Income per Common Share:
  Basic                                          $     0.16        $      0.64         $      0.38        $      0.87
                                                 ==========        ===========         ===========        ===========
  Diluted                                        $     0.16        $      0.60         $      0.37        $      0.81
                                                 ==========        ===========         ===========        ===========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)
(Unaudited)

                                                                                                 Six Months Endedc
                                                                                     ---------------------------------------
                                                                                        November 24,        November 25,
                                                                                            2002                2001
                                                                                     ------------------- -------------------
OPERATING ACTIVITIES
Net income                                                                              $      6,323        $    14,027
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                              2,954              2,935
    Gain on sale of division                                                                                    (15,376)
    Write down of investments                                                                                     6,290
    Stock based compensation                                                                     302                326
    Loss on sale and disposal of assets                                                           46                 14
    Realized loss on available-for-sale securities                                             2,108
    Change in discount on note receivable                                                        (49)
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                                (152)             1,303
      (Increase) decrease in inventories and prepaid expenses and other                          362             (2,629)
      Decrease in accounts payable and accrued expenses                                       (3,484)               (68)
                                                                                         -----------        -----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   8,410              6,822

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                                    (1,570)            (5,385)
Proceeds from sale of available-for-sale securities                                            1,363
Proceeds from the sale of property, plant and equipment                                           17
Proceeds from sale of division                                                                                   29,771
                                                                                         -----------        -----------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                         (190)            24,386

FINANCING ACTIVITIES
Proceeds from sale of Common Stock and exercise of stock options                                 359              2,588
Proceeds from (advances for) Executive Stock Purchase Plan                                    (2,926)               257
Purchase of Treasury Stock                                                                    (4,402)
Principal payments on note payable and long-term debt                                           (129)            (2,217)
                                                                                         -----------        -----------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       (7,098)               628


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                            -               (164)
                                                                                         -----------        -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                          1,122             31,672

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              73,517             27,675
                                                                                         -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $    74,639        $    59,347
                                                                                         ===========        ===========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
INTERMAGNETICS GENERAL CORPORATION
Six months ended November 24, 2002
(Dollars in Thousands)
(Unaudited)


                                                                      Accumulated
                                           Additional                    Other                          Notes
                                  Common    Paid-in      Retained    Comprehensive     Treasury       Receivable      Comprehensive
                                  Stock     Capital      Earnings    Income (Loss)      Stock       from Employees        Income
                                 -------- ------------  ----------- ----------------  ----------   ----------------  ---------------
Balances at May 26, 2002          $ 1,733   $ 137,421      $ 15,999      $   (906)      $  (6,052)      $   (799)

Comprehensive income:
  Net Income                                                  6,323                                                       $  6,323
  Unrealized loss on
   available-for-sale
   securities, net of tax
   benefit of $157,000                                                          9                                                9
  Reclassification adjustment -
   available-for-sale securities                                              628                                              628
  Gain on derivative, net of tax
   benefit of $141,000                                                          3                                                3
                                                                                                                           -------
    Total comprehensive income                                                                                             $ 6,963
                                                                                                                           =======
Loans to employees for purchase
  of common stock                                                                                         (2,926)
Issuance of 138,034 shares of
  Common Stock, including
  exercise of stock options            14         402
Receipt of treasury stock, upon
  exercise of stock options                       328                                        (328)
Treasury stock purchase                                                                    (4,402)
                                  -------   ---------       --------    --------        ---------        --------

Balances at November 24, 2002     $ 1,747   $ 138,151       $ 22,322    $   (266)       $ (10,782)       $ (3,725)
                                  =======   =========       ========    ========        =========        ========



INTERMAGNETICS GENERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position at November 24, 2002 and the results of its operations, cash flows and changes in shareholders' equity for the periods presented. The results for the three and six months ended November 24, 2002 are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements for the year ended May 26, 2002, filed on Form 10-K on August 23, 2002.

         It is the Company's policy to reclassify prior year consolidated financial statements to conform to current year presentation.

Note B - Earnings Per Common Share

         A summary of the shares used in the calculation of net income per Common Share is shown below:

                                               Three Months Ended               Six Months Ended
                                         ------------------------------- -------------------------------
                                         Nov. 24, 2002   Nov. 25, 2001   Nov. 24, 2002   Nov. 25, 2001
                                         --------------- --------------- --------------- ---------------
Income available to common stockholders   $      2,655    $      10,387   $       6,323   $      14,027

Weighted average shares                     16,466,089       16,229,361      16,567,001      16,166,681

Dilutive potential Common Shares:
   Warrants                                                      32,345                          37,425
   Stock Options                               503,025        1,120,471         510,149       1,155,538
                                          ------------    -------------   -------------   -------------

Adjusted weighted average shares            16,969,114       17,382,177      17,077,150      17,359,644
                                          ============    =============   =============   =============

Net income per common share:
     Basic                                $       0.16    $        0.64   $        0.38   $        0.87
                                          ============    =============   =============   =============
     Diluted                              $       0.16    $        0.60   $        0.37   $        0.81
                                          ============    =============   =============   =============


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

                                                                 Three Months Ended
                                       -----------------------------------------------------------------------
                                                                 November 24, 2002
                                       -----------------------------------------------------------------------
(Dollars in Thousands)                  Magnetic Resonance                       Energy
                                             Imaging        Instrumentation    Technology         Total
                                       -----------------------------------------------------------------------
Net sales to external customers:
  Magnet systems & components             $   31,261                                             $   31,261
  Refrigeration equipment                                      $    4,999                             4,999
  Other                                                                        $     404                404
                                          ----------           ----------      ---------         ----------
       Total                                  31,261                4,999            404             36,664

Intersegment net sales

Segment operating income (loss)                7,059                   12         (1,577)             5,494

Total assets                              $  155,199           $   10,682      $   7,970         $  173,851





(Dollars in Thousands)                                           November 25, 2001
                                     -------------------------------------------------------------------------
                                      Magnetic Resonance                       Energy
                                           Imaging        Instrumentation    Technology          Total
                                     -------------------------------------------------------------------------
Net sales to external customers:
  Magnet systems & components           $   29,690                                              $  29,690
  Refrigeration equipment                                   $     7,568                             7,568
  Other                                       1,061                           $     652             1,713
                                        -----------         -----------       ---------         ---------
          Total                              30,751               7,568             652            38,971

Intersegment net sales                                            1,236                             1,236

Segment operating income (loss)               6,790                (426)         (1,659)            4,705

Total assets                            $   146,177         $    16,048       $   7,368         $ 169,593


(Dollars in Thousands)                                           Six Months Ended
                                     -------------------------------------------------------------------------
                                                                November 24, 2002
                                     -------------------------------------------------------------------------
                                      Magnetic Resonance                       Energy
                                           Imaging        Instrumentation    Technology          Total
                                     -------------------------------------------------------------------------

Net sales to external customers:
  Magnet systems & components           $    61,521                                             $  61,521
  Refrigeration equipment                                   $     9,556                             9,556
  Other                                                                       $     767               767
                                        -----------         -----------       ---------         ---------
          Total                              61,521               9,556             767            71,844

Intersegment net sales                                                                                  -

Segment operating income (loss)              14,544                (102)         (3,649)           10,793

Total assets                            $   155,199        $     10,682       $   7,970         $ 173,851



                                                                 November 25, 2001
                                      ------------------------------------------------------------------------
                                       Magnetic Resonance                       Energy
                                            Imaging        Instrumentation    Technology         Total
                                      ------------------------------------------------------------------------

Net sales to external customers:
  Magnet systems & components           $    57,506                                             $  57,506
  Refrigeration equipment                                   $    17,911                            17,911
  Other                                       2,092                           $   1,551             3,643
                                        -----------         -----------       ---------         ---------
          Total                              59,598              17,911           1,551            79,060

Intersegment net sales                                            2,931                             2,931

Segment operating income (loss)              13,502                 289          (3,126)           10,665

Total assets                            $   146,177         $    16,048       $   7,368         $ 169,593


         The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:


(Dollars in Thousands)
                                                                         Three Months Ended
                                                           -----------------------------------------------

                                                              November 24, 2002      November 25, 2001
                                                           ----------------------- -----------------------
Reconciliation of income before income taxes:

Total profit from reportable segments                          $      5,494             $     4,705
Intercompany profit in ending inventory                                  11                     575
                                                               ------------             -----------
Net operating income                                                  5,505                   5,280

Interest and other income                                               244                     703
Interest and other expense                                             (130)                   (180)
Loss on available-for-sale securities                                (2,090)
Gain on litigation settlement                                           537
Gain on sale of division                                                                     15,376
Write down of investments                                                                    (6,290)
                                                               ------------             -----------
Income before income taxes                                     $      4,066             $    14,889
                                                               ============             ===========


                                                                          Six Months Ended
                                                           -----------------------------------------------

                                                              November 24, 2002      November 25, 2001
                                                           ---------------------  ------------------------
Reconciliation of income before income taxes:

Total profit from reportable segments                          $     10,793             $    10,665
Intercompany profit in ending inventory                                  27                     233
                                                               ------------             -----------
Net operating income                                                 10,820                  10,898

Interest and other income                                               675                   1,055
Interest and other expense                                             (241)                   (307)
Loss on available-for-sale securities                                (2,108)
Gain on litigation settlement                                           537
Gain on sale of division                                                                     15,376
Write down of investments                                                                    (6,290)
                                                               ------------             -----------
Income before income taxes                                     $      9,683             $    20,732
                                                               ============             ===========


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

The components of other intangibles are as follows:


(Dollars in Thousands)

                                                              As of November 24, 2002
                                             ----------------------------------------------------------

                                              Gross Carrying        Accumulated           Weighted
                                                  Amount            Amortization        Average Life
                                             -----------------    -----------------    ----------------
Amortized Intangible Assets
     Production Rights                            $ 8,750              $4,640                 5.5
     Patents                                        3,832                 775                17.9
     Trade Name                                       960                 288                20.0
     Unpatented Technology                            930                 930                 5.0
     Other                                             33                  33                 5.0
                                                  -------              ------              ------
                                                  $14,505              $6,666                 9.8


Aggregate amortization expense for the quarter and six months ended November 24, 2002 was $460,000 and $920,000 respectively.

Estimated Amortization Expense:

For the year ending May 2003                $1,841
For the year ending May 2004                $1,841
For the year ending May 2005                $1,841
For the year ending May 2006                $  382
For the year ending May 2007                $  250

All intangibles are amortized on a straight line basis.

There have been no changes in the carrying amount of goodwill for the quarter ended November 24, 2002. Management has evaluated goodwill for impairment during the quarter ending November 24, 2002 in accordance with SFAS No. 142 and has determined no impairment exists.

Note F - Derivative Instruments and Hedging Activities

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective May 26, 2001. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For the quarter and six months ended November 24, 2002, the Company recorded other comprehensive gain of $8,000 and $3,000 respectively net of tax.

         The Company has entered into interest rate swap agreements to reduce the effect of changes in interest rates on its floating rate long-term debt. At November 24, 2002, the Company had outstanding interest rate swap agreements with a commercial bank, having a total original notional principal amount of approximately $5.735 million. Those agreements effectively change the Company's interest rate exposure on its mortgages due 2004 to a fixed 6.88%. The interest rate swap agreement matures at the time the related notes mature. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement. However, the Company does not anticipate non-performance by the counterparties.

Note G - Available-for-Sale Securities

During October 2002 the Company sold its remaining 827,153 shares of Ultralife Batteries, Inc. for total proceeds of $1,283,230 with a gross realized loss of $2,090,000. In connection with the sale, net unrealized holding loss of $628,000 has been reclassified from accumulated other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------

         Intermagnetics General Corporation ("Intermagnetics", "Company", "we" or "us") makes forward-looking statements in this document. Typically, we identify forward-looking statements with words like "believe," "anticipate," "perceive," "expect," "estimate" and similar expressions. Unless a passage describes a historical event, it should be considered a forward-looking statement. These forward-looking statements are not guarantees of future performance and involve important assumptions, risks, uncertainties and other factors that could cause the Company's actual results for fiscal year 2003 and beyond to differ materially from those expressed in the forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other assumptions, risks, uncertainties and factors disclosed throughout this report.

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

      The Company recognizes revenue and profit on long-term development contracts based upon the lesser of, milestones achieved or costs incurred plus earned profit. Some of these contracts require the Company to contribute to the development effort. Should the actual costs exceed the estimates for these development efforts and the Company was not successful in securing additional funding, it would be necessary to record additional expense.

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

      The Company records an investment impairment charge on available-for-sale securities when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment. Should this occur the Company would be required to record an impairment charge in the future.

Results Of Operations

           Throughout this commentary reference is made to "as reported" and "on-going" results. "As reported" results refers to prior year results which include our current business plus the effect of contributions and costs of the divested superconducting wire and helium businesses. "As reported" also includes the contributions and costs related to our mixed gas business. "On-going" results refers to our current business with the past contributions and costs of the divested businesses removed from prior year results. Additionally, "on-going" results include the contribution and cost of mixed gas business transferred to our California facility.

         For the three months ended November 24, 2002, as reported sales decreased approximately 6%, to $36.7 million, from $39.0 million for the same period last year.

           Sales from on-going operations increased 5% to $36.7 million from $35.0 million for the same period last year.

         As reported sales for the six month period ended November 24, 2002 decreased about 9% to $71.8 million from $79.1 million due primarily to the divesture of IGC-AS and IGC-APD and reduced customer demand in the Instrumentation segment partially offset by increased sales related to the MRI segment. Sales from on-going operations increased about $200,000 to $71.8 million from $71.6 million in the previous year. This increase is primarily related to improved product mix in the MRI segment.

         MRI segment sales, as reported increased 2% or $500,000 to $31.3 million for the quarter. Magnet system and component sales increased more than 5% or, $1.6 million from last year's second quarter due largely to an improved product mix. Partially offsetting this increase was a decline in sales of superconducting wire of approximately $1.1 million for the quarter due to the divestiture of IGC-AS. Sales from on-going operations increased 5% or $1.6 million for the period due primarily to improved product mix.

         On an as reported basis, sales of the MRI segment, for the six months ended increased 3.2% or nearly $2.0 million to $61.5 million. Magnet system and components increased $4.0 million to $61.5 million or 7%. This increase was primarily a result of improved product mix as well as increased customer demand. Partially offsetting this increase was a decline in superconducting wire sales of about $2.1 million due to the divestiture of IGC-AS.

         Sales from on-going operations increased 7% to $61.5 million from $57.5 million in the previous year due to improved product mix as well as increased customer demand.

         Instrumentation segment sales, as reported decreased $2.6 million or 34% to $5.0 million for the quarter over the same period last year due primarily to the divesture of IGC-APD ($3.8 million) partially offset by an increase of $1.2 million from IGC-Polycold related to increased demand as well as the transfer of IGC-APD's mixed gas product line.

          On-going Instrumentation segment sales increased $300,000 to nearly $5.0 million or 7% for the quarter due to increased customer demand.

         Instrumentation segment sales, as reported declined $8.4 million or 47% to $9.6 million for the six months ended November 24, 2002. About $6.9 million of this decline was related to the divesture of IGC-APD and $1.5 million due to reduced customer demand during the first quarter of fiscal 2003. On-going sales declined about $3.0 million for the six months ended. Prior year results included a period of significant demand which was related to increased capacity requirements from the telecommunications, fiber optics and other industries requiring our technology. During the past year this demand has diminished and is not expected to reach similar levels in the near future.

         Sales of the Energy Technology segment decreased $250,000 or 38% to about $400,000 for the quarter due to increased efforts being applied to unfunded programs. The prior period contained sales from various funded programs now completed. In the current period the effort dedicated to those programs has been applied to programs for which funding is not available at this time relating primarily to superconducting devices.

         Energy Technology segment sales for the six months ended November 24, 2002 declined nearly $800,000 or 51% to about $770,000 related to reduced customer funding and additional effort applied to unfunded programs for similar reasons stated above.

         Overall, as reported gross margins decreased $1.9 million to $14.1 million or 39% of sales for the quarter, from $16.0 million, or 41% of sales for the same period last year. Of this decline $2.3 million is related to disposed businesses partially offset by a $400,000 increase related to increased sales, primarily in the MRI segment.

         Gross margins for the three months ended related to on-going operations increased $300,000 from $13.9 million, or 40% of sales to $14.1 million, or 39% of sales. This increase is a result of increased sales in all segments except Energy Technology.

         Gross margin for the six months ended, on an as reported basis, declined $5.5 million or 17% to $27.7 million or 39% of sales, from $33.3 million or 42% of sales. The Company realized about a $4.5 million decline in margin relating to the sale of divested businesses. The remainder of this decline is related to reduced margins primarily in the Instrumentation segment as a result of the decline in markets served, partially offset by increased margins in the MRI segment related to increased sales.

         Gross margin for the six months related to on-going operations declined about $1.3 million from $29.0 million or 41% of sales to $27.7 million or 39% of sales. This decline is also a result of reduced customer demand in the Instrumentation segment partially offset by improved customer demand in the MRI segment.

         Internal research and development declined about $500,000 to $3.2 million from $3.7 million for the three months ended November 24, 2002, on an as reported basis. Primarily this decline was related to businesses no longer being consolidated partially offset by increased spending in the MRI segment.

         Internal research and development related to on-going operations was essentially the same as last year. MRI sector internal research and development increased about 18% or $300,000 resulting from additional effort applied to new magnet development. This increase was partially offset by a slight decline in spending at other segments.

         Internal Research and Development on an as reported basis, for the six months ended, declined approximately $1.0 million to $6.7 million. This decline is primarily related to the sale of IGC-AS and IGC-APD.

         Internal research and development related to on-going operations for the six months ended increased about $300,000 resulting from additional focus on new magnet systems and second generation high temperature superconductors and first generation devices.

         Marketing, general and administrative expenses, on an as reported basis decreased by $1.6 million to $5.0 million for the quarter. About $900,000 of this decline was due to the sale of IGC-AS and IGC-APD, with the remainder resulting from reduced spending relating to salaries, consulting, recruiting and a reduction of accruals for incentive compensation.

         On an on-going basis, marketing, general and administrative expenses for the quarter decreased by $700,000 due to the spending reductions mentioned above.

         Marketing, general and administrative expenses for the six months ended declined $4.4 million on an as reported basis. Approximately $2.0 million of this decline is related to the disposed businesses. The remainder of this spending decrease is a result of decreases in all segments most notably the MRI segment due to the reductions stated above.

         Amortization of intangibles decreased by $26,000 in the three month period due to the sale of IGC-APD during fiscal 2002.

         Operating income as reported for the quarter increased by approximately $225,000 over the same period last year. Operating income from on-going operations increased about $945,000 compared to the same period last year. As reported, operating income for the six months ended is essentially the same as last year despite the disposition of IGC-AS and IGC-APD. Operating income from on-going operations increased about $985,000.

         Interest and other income decreased about $450,000 for the three month period and $400,000 for the six month period. This decrease is primarily related to the prior year containing income of about $540,000 from the sale of a product line. Additionally, the Company's cash balances have increased considerably in the current year however, interest rates have declined therefore resulting in lower interest income earned. Interest and other expense have declined about $50,000 in the three month period and $66,000 in the six month period due to the disposition of IGC-APD.

         During the three months ended the Company sold its remaining shares of Ultralife Batteries Inc. and realized a pre-tax loss of $2.1 million (see Note
G).

         Looking forward, we expect to continue to maintain our investment in Energy Technology in order to be ready when the market for these products begins to develop, which we believe will be about the middle of the decade. Despite this investment, and a decrease in sales, resulting from the sale of IGC-AS and IGC-APD, we expect net income to increase in the current fiscal year by about 10% to 15% (from on-going operations) as a result of our streamlined business focus, cost containment and manufacturing efficiencies. A portion of this growth is expected to come from increased sales of high field (3.0T) as well as recently developed and new products being developed at IGC-Medical Advances and IGC-Polycold. These products were being developed at the end of the prior fiscal year and continue to be developed now. Our customers are intimately involved in the definition and development of these products. Additionally, the Company has an active cost cutting program in each of its divisions to increase earnings. These expectations are based on the following assumptions, among others:

         o The market for MRI systems continues to grow and our largest customer retains its share of that market;
         o Customer acceptance of the new products recently developed and products under development throughout the Company;
         o New products and recently developed products achieve the level of growth and market acceptance expected;
         o Uncertainty in economic conditions does not impede further improvement in Instrumentation orders; and,
         o We are able to maintain gross margins through continued production cost reductions and manufacturing efficiencies.

Liquidity and Capital Commitments

         For the first six months of the current fiscal year, we generated approximately $8.4 million of cash from operating activities, $1.4 million from the sale of available-for-sale securities and about $359,000 from the exercise of stock options. We used approximately $1.6 million of cash for capital expenditures, $2.9 million under our Executive Stock Purchase Plan, net of repayments and $4.7 million for the purchase of treasury stock. See the consolidated statement of cash flows, located elsewhere in this report, for further details on the sources and uses of cash.

         Our capital and resource commitments as of November 24, 2002 consisted of capital equipment commitments of approximately $1,956,000.

         At November 24, 2002, we had a $50 million unsecured line of credit with three banks. Borrowings under the line bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin or prime plus an applicable margin, at our option. The line was not in use during the quarter or year. It expires in October 2004.

         We believe we have adequate resources to meet our needs for the short-term from our existing cash balances, our expected cash generation in the current fiscal year, and our line of credit. Longer-term, with substantial increases in sales volume and/or large research and development or capital expenditure requirements to pursue new opportunities in the Energy Technology segment, we may need to raise additional funds. We would expect to be able to do so through additional lines of credit, public offerings or private placements. However, in the event funds were not available from these sources, or on acceptable terms, we would expect to manage our growth within the financing available.

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


ITEM 4:     CONTROLS AND PROCEDURES

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing date of this quarterly report. Based upon, and as of the date of, that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures of the Company were effective in ensuring that information required to be disclosed in the periodic reports that it files or submits under the Exchange Act is accumulated and communicated to the management of the Company, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of the evaluation referred to above. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions have been taken since the date of the evaluation.

PART II:  OTHER INFORMATION

ITEM 4:.   Submission of Matters to a Vote of Security Holders


(a) The November 2002 Annual Meeting of Shareholders of the Company was held on November 12, 2002.

(c)(i) At the Annual Meeting, the Shareholders of the Company approved an increase to the number of shares available for issuance under the 2000 Stock Option and Award Plan by 820,000 shares. The vote was 11,728,195 FOR; 3,365,336 AGAINST; 77,245 ABSTAIN.

(c)(ii) At the Annual Meeting, the Shareholders of the Company approved an increase to the maximum number of shares for which any individual may receive grants under the 2000 Stock Option and Award Plan to 500,000 per calendar year. The vote was 11,400,564 FOR; 3,691,773 AGAINST; 78,439 ABSTAIN..

 (c)(iii) At the Annual Meeting, the Shareholders of the Company elected to the Board of Directors all four nominees for director with the following vote:


---------------------------------------------------------------------------------------------------------------
                                                                                                BROKER
   DIRECTOR                        FOR                 WITHHELD             ABSTAIN           NON-VOTES
---------------------------------------------------------------------------------------------------------------
John M. Albertine               14,331,122             859,654                --                  --
---------------------------------------------------------------------------------------------------------------
Glenn H. Epstein                14,341,980             828,796                --                  --
---------------------------------------------------------------------------------------------------------------
James S. Hyde                   14,339,492             831,284                --                  --
---------------------------------------------------------------------------------------------------------------
Larry G. Garberding             14,384,397             786,379                --                  --
---------------------------------------------------------------------------------------------------------------



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
             Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8K

         On October 23, 2002 the Company filed an 8-K with respect to the sale of all remaining shares of Ultralife Batteries, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INTERMAGNETICS GENERAL CORPORATION


Dated: January 8, 2003                 By: /s/Glenn H. Epstein
                                           ----------------------------------
                                           Glenn H. Epstein
                                           President and Chief Executive Officer


Dated: January 8, 2003                 By: /s/Michael K. Burke
                                           -------------------------------------
                                           Michael K. Burke
                                           Executive Vice President and
                                           Chief Financial Officer

CERTIFICATIONS
--------------

I, Glenn H. Epstein, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Intermagnetics General Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

           a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   January 8, 2003
                                           /s/Glenn H. Epstein
                                           ----------------------------------
                                           Glenn H. Epstein
                                           President and Chief Executive Officer

CERTIFICATIONS
--------------

I, Michael K. Burke, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Intermagnetics General Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

           a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  January 8, 2003
                                         /s/Michael K. Burke
                                         ---------------------------------------
                                         Michael K. Burke
                                         Executive Vice President and
                                         Chief Financial Officer