Form 10-Q
period 2003-02-23
INTERMAGNETICS GENERAL CORP
filed 2003-04-08
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 23, 2003
                                               -----------------

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                         Commission file number 1-11344
                                                -------

                       INTERMAGNETICS GENERAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                             14-1537454
--------------------------------                             -------------------
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



           -----------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

Common Stock, $.10 par value - 16,455,488 as of March 30, 2003

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS

PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements:

         Consolidated Balance Sheets - February 23, 2003 and May 26, 2002................................3

         Consolidated Income Statements - Three Months and Nine Months Ended
           February 23, 2003 and February 24, 2002.......................................................5

         Consolidated Statements of Cash Flows - Nine Months Ended
           February 23, 2003 and February 24, 2002.......................................................6

         Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
           Nine Months Ended February 23, 2003 ..........................................................7

         Notes to Consolidated Financial Statements......................................................8

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................................16

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................24

Item 4:  Controls and Procedures........................................................................25


PART II - OTHER INFORMATION.............................................................................26


SIGNATURES..............................................................................................27

CERTIFICATIONS..........................................................................................28



CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                           February 23,        May 26,
                                                                               2003             2002
                                                                         ----------------   -------------
                                                                           (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                $ 77,920           $ 73,517
  Trade accounts receivable, less allowance
    (February 23, 2003 - $185; May 26, 2002 - $293)                          24,618             20,612
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                           295                428
  Inventories:
    Consigned products                                                          339              2,799
    Finished products                                                           574                659
    Work in process                                                           7,662              7,405
    Materials and supplies                                                    7,991              9,054
                                                                           --------           --------
                                                                             16,566             19,917
  Deferred income taxes                                                       1,497              1,497
  Note Receivable                                                             3,935              3,861
  Prepaid expenses and other                                                  2,348              2,037
                                                                           --------           --------
    TOTAL CURRENT ASSETS                                                    127,179            121,869

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                       1,128              1,128
  Buildings and improvements                                                 12,172             12,172
  Machinery and equipment                                                    39,317             36,669
  Leasehold improvements                                                      1,702              1,678
                                                                           --------           --------
                                                                             54,319             51,647
  Less accumulated depreciation and amortization                             26,256             23,310
                                                                           --------           --------
                                                                             28,063             28,337

INTANGIBLE AND OTHER ASSETS
  Available-for-sale securities                                                                  2,833
  Goodwill                                                                   13,750             13,750
  Other intangibles, less accumulated amortization
     (February 23, 2003 - $7,126; May 26, 2002 - $5,746)                      7,379              8,759
  Other assets                                                                1,834              1,677
                                                                           --------           --------

    TOTAL ASSETS                                                           $178,205           $177,225
                                                                           ========           ========

CONSOLIDATED BALANCE SHEETS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)

                                                                           February 23,        May 26,
                                                                               2003             2002
                                                                         ----------------   -------------
                                                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                         $     282         $     267
  Accounts payable                                                             10,374            10,757
  Salaries, wages and related items                                             6,506             7,221
  Customer advances and deposits                                                  478             1,007
  Product warranty reserve                                                      1,192             1,326
  Accrued income taxes                                                          2,027             2,332
  Other liabilities and accrued expenses                                        1,711             1,985
                                                                            ---------         ---------
    TOTAL CURRENT LIABILITIES                                                  22,570            24,895

LONG-TERM DEBT, less current portion                                            4,458             4,668
DERIVATIVE LIABILITY                                                              455               268

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      February 23, 2003 - 17,492,054 shares;
      May 26, 2002 - 17,333,459 shares;                                         1,749             1,733
  Additional paid-in capital                                                  138,304           137,419
  Notes receivable from employees                                              (3,725)             (799)
  Retained earnings                                                            26,541            15,999
  Accumulated other comprehensive loss                                           (297)             (906)
                                                                            ---------         ---------
                                                                              162,572           153,446
  Less cost of Common Stock in treasury
    February 23, 2003 - 1,047,206 shares
    May 26, 2002 - 671,316 shares                                             (11,850)           (6,052)
                                                                            ---------         ---------
                                                                              150,722           147,394
                                                                            ---------         ---------


            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 178,205         $ 177,225
                                                                            =========         =========


See notes to consolidated financial statements.

CONSOLIDATED INCOME STATEMENTS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                               Three Months Ended                   Nine Months Ended
                                                        ----------------------------------  ----------------------------------
                                                         February 23,      February 24,      February 23,      February 24,
                                                             2003              2002              2003              2002
                                                        --------------    --------------    --------------    ----------------
Net sales                                                 $  37,837          $  37,201        $  109,681        $  116,260

Cost of products sold                                        23,206             22,582            67,307            68,368
                                                          ---------          ---------        ----------        ----------

Gross profit                                                 14,631             14,619            42,374            47,892

Product research and development                              2,860              3,278             9,558            10,985
Marketing, general and administrative                         5,005              6,683            14,310            20,338
Amortization of intangible assets                               460                488             1,380             1,501
                                                          ---------          ---------        ----------        ----------
                                                              8,325             10,449            25,248            32,824
                                                          ---------          ---------        ----------        ----------

Operating income                                              6,306              4,170            17,126            15,068
Interest and other income                                       299                343               974             1,399
Interest and other expense                                     (144)              (201)             (385)             (508)
Gain (loss) on available-for-sale securities                                       230            (2,108)              230
Gain on litigation settlement                                                                        537
Gain on sale of division                                                            10                              15,385
Write down of investments                                                                                           (6,290)
                                                          ---------          ---------        ----------        ----------
Income before income taxes                                    6,461              4,552            16,144            25,284
Provision for income taxes                                    2,242              1,434             5,602             8,139
                                                          ---------          ---------        ----------        ----------

NET INCOME                                                $   4,219          $   3,118        $   10,542        $   17,145
                                                          =========          =========        ==========        ==========

Net Income per Common Share:
  Basic                                                   $    0.26          $    0.19        $     0.64        $     1.05
                                                          =========          =========        ==========        ==========
  Diluted                                                 $    0.25          $    0.18        $     0.62        $     0.99
                                                          =========          =========        ==========        ==========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERMAGNETICS GENERAL CORPORATION
(Dollars in Thousands)
(Unaudited)


                                                                                             Nine Months Ended
                                                                                -------------------------------------------
                                                                                   February 23,            February 24,
                                                                                       2003                    2002
                                                                                ------------------     --------------------
OPERATING ACTIVITIES
Net income                                                                         $   10,542               $   17,145
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                       4,460                    4,315
    Gain on sale of division                                                                                   (15,385)
    Write down of investments                                                                                    6,290
    Stock based compensation                                                              470                      465
    Loss on sale and disposal of assets                                                    57                      127
    Realized loss (gain) on available-for-sale securities                               2,108                     (230)
    Change in discount on note receivable                                                 (74)                     (32)
    Change in operating assets and liabilities:
      Increase in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                       (3,873)                  (1,987)
      (Increase) decrease in inventories and prepaid expenses and other                 2,698                   (2,965)
      Increase (decrease) in accounts payable and accrued expenses                     (2,395)                   2,267
                                                                                   ----------               ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              13,993                   10,010

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                             (2,879)                 (10,004)
Proceeds from sale of available-for-sale securities                                     1,363                    1,300
Proceeds from sale of property, plant and equipment                                        17
Proceeds from sale of division                                                                                  39,002
                                                                                   ----------               ----------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                (1,499)                  30,298

FINANCING ACTIVITIES
Proceeds from sale of Common Stock and exercise of stock options                          500                    3,336
Proceeds from (advances for) Executive Stock Purchase Plan                             (2,926)                     327
Purchase of Treasury Stock                                                             (5,470)
Principal payments on note payable and long-term debt                                    (195)                  (2,377)
                                                                                   ----------               ----------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                (8,091)                   1,286

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     -                      (96)
                                                                                   ----------               ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                   4,403                   41,498

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       73,517                   27,675
                                                                                   ----------               ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   77,920               $   69,173
                                                                                   ==========               ==========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
INTERMAGNETICS GENERAL CORPORATION
Nine months ended February 23, 2003
(Dollars in Thousands)
(Unaudited)


                                                                             Accumulated
                                                    Additional                  Other                      Notes
                                          Common     Paid-in     Retained   Comprehensive    Treasury    Receivable    Comprehensive
                                           Stock     Capital     Earnings   Income (Loss)      Stock   from Employees      Income
                                          ------    ----------   --------   -------------    --------  --------------  -------------
Balances at May 26, 2002                  $ 1,733   $ 137,421    $ 15,999     $   (906)     $  (6,052)   $    (799)

Comprehensive income:
  Net Income                                                       10,542                                                 $  10,542
  Unrealized loss on available-for-sale
    securities, net of tax benefit of
    $157,000                                                                         9                                            9
  Reclassification adjustment -
    available-for-sale securities                                                  628                                          628
  Loss on derivative, net of tax benefit                                           (28)                                         (28)
                                                                                                                           --------
     Total comprehensive income                                                                                            $ 11,151
                                                                                                                           ========
Loans to employees for purchase of
  common stock                                                                                              (2,926)
Issuance of 158,595 shares of Common
  Stock, including exercise of stock
  options                                      16         555
Receipt of treasury stock, upon
  exercise of stock options                               328                                    (328)
Treasury stock purchase                                                                        (5,470)
                                          -------   ---------    --------     --------      ---------      --------

Balances at February 23, 2003             $ 1,749   $ 138,304    $ 26,541     $   (297)     $ (11,850)     $ (3,725)
                                          -------   ---------    --------     --------      ---------      --------

INTERMAGNETICS GENERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position at February 23, 2003 and the results of its operations, cash flows and changes in shareholders' equity for the periods presented. The results for the three and nine months ended February 23, 2003 are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements for the year ended May 26, 2002, filed on Form 10-K on August 23, 2002.

         It is the Company's policy to reclassify prior year consolidated financial statements to conform to current year presentation.

Note B - Earnings Per Common Share

         A summary of the shares used in the calculation of net income per Common Share is shown below:

                                                        Three Months Ended              Nine Months Ended
                                                  -----------------------------   -----------------------------
                                                  Feb. 23, 2003   Feb. 24, 2002   Feb. 23, 2003   Feb. 24, 2002
                                                  -------------   -------------   -------------   -------------
Income available to common stockholders            $     4,219     $     3,118     $    10,542     $    17,145

Weighted average shares                             16,480,959      16,425,850      16,538,320      16,253,071

Dilutive potential Common Shares:
  Warrants                                                              23,937                          33,457
  Stock Options                                        533,024         976,119         509,270       1,044,710
                                                   -----------     -----------     -----------     -----------

Adjusted weighted average shares                    17,013,983      17,425,906      17,047,590      17,331,238
                                                   ===========     ===========     ===========     ===========

Net income per common share:
  Basic                                            $      0.26     $      0.19     $      0.64     $      1.05
                                                   ===========     ===========     ===========     ===========
  Diluted                                          $      0.25     $      0.18     $      0.62     $      0.99
                                                   ===========     ===========     ===========     ===========


         During the quarter ended February 23, 2003 the Company granted 766,000 shares of restricted stock to certain employees. These shares are restricted units, which will convert into common stock only upon the achievement of compounded growth in the Company's pretax diluted earnings per share between eight and fifteen percent over the next five fiscal years. The maximum vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 15%, 20% and 100% respectively. In the current year the stock is not considered dilutive, as the performance criteria has not been met.

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

       In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company will adopt this Interpretation effective with fiscal year 2004, and it is not expected to have a material impact on the financial statements.

      In December 2002, the Financial Accounting Standards Board issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". This Standard amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

         Summarized financial information concerning the Company's reportable segments is shown in the following table:

SEGMENT DATA


                                                                                     Three Months Ended
                                                      ------------------------------------------------------------------------------
                                                                                     February 23, 2003
                                                      ------------------------------------------------------------------------------
(Dollars in Thousands)                                Magnetic Resonance                               Energy
                                                          Imaging           Instrumentation          Technology             Total
                                                      ------------------    ---------------          ----------          -----------
Net sales to external customers:
  Magnet systems & components                           $  32,113                                                         $  32,113
  Refrigeration equipment                                                      $    5,213                                     5,213
  Other                                                                                               $    511                  511
                                                         --------              ----------             --------            ---------
          Total                                            32,113                   5,213                  511               37,837

Intersegment net sales                                                                                                            -

Segment operating profit (loss)                             7,715                     113               (1,522)               6,306

Total assets                                            $ 159,866              $   10,281             $  8,058            $ 178,205


                                                                                     February 24, 2003
                                                      ------------------------------------------------------------------------------
                                                      Magnetic Resonance                               Energy
                                                          Imaging           Instrumentation          Technology             Total
                                                      ------------------    ---------------          ----------          -----------
Net sales to external customers:
  Magnet systems & components                           $  31,029                                                         $  31,029
  Refrigeration equipment                                                     $    4,959                                      4,959
  Other                                                                                               $   1,213               1,213
                                                        ---------             ----------              ---------           ---------
          Total                                            31,029                  4,959                  1,213              37,201

Intersegment net sales                                                               550                                        550

Segment operating profit (loss)                             7,390                 (2,914)                (1,526)              2,950

Total assets                                            $ 157,518             $   10,277              $   9,183           $ 176,978


                                                                                     Nine Months Ended
                                                      ------------------------------------------------------------------------------
                                                                                     February 23, 2003
                                                      ------------------------------------------------------------------------------
(Dollars in Thousands)                                Magnetic Resonance                               Energy
                                                          Imaging           Instrumentation          Technology             Total
                                                      ------------------    ---------------          ----------          -----------
Net sales to external customers:
  Magnet systems & components                           $  93,634                                                         $  93,634
  Refrigeration equipment                                                     $   14,769                                     14,769
  Other                                                                                               $   1,278               1,278
                                                        ---------             ----------              ---------           ---------
          Total                                            93,634                 14,769                  1,278             109,681

Intersegment net sales                                                                                                            -

Segment operating profit (loss)                            22,259                     11                 (5,171)             17,099

Total assets                                            $ 159,866             $   10,281              $   8,058           $ 178,205


                                                                                     February 24, 2003
                                                      ------------------------------------------------------------------------------
                                                      Magnetic Resonance                               Energy
                                                          Imaging           Instrumentation          Technology             Total
                                                      ------------------    ---------------          ----------          -----------
Net sales to external customers:
  Magnet systems & components                           $  88,534                                                         $  88,534
  Refrigeration equipment                                                     $   22,870                                     22,870
  Other                                                     2,092                                     $   2,764               4,856
                                                        ---------             ----------              ---------           ---------
          Total                                            90,626                 22,870                  2,764             116,260

Intersegment net sales                                                             3,481                                      3,481

Segment operating profit (loss)                            20,892                 (2,625)                (4,652)             13,615

Total assets                                            $ 157,518             $   10,277              $   9,183           $ 176,978



         The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:

(Dollars in Thousands)


                                                                                  Three Months Ended
                                                                   --------------------------------------------------

                                                                      February 23, 2003           February 24, 2002
                                                                   ------------------------       -------------------
Reconciliation of income before income taxes:

Total profit from reportable segments                                    $     6,306                   $     2,950
Intercompany profit in ending inventory                                                                      1,220
                                                                         -----------                   -----------
Net operating profit                                                           6,306                         4,170

Interest and other income                                                        299                           343
Interest and other expense                                                      (144)                         (201)
Gain (loss) on available-for-sale securities                                                                   230
Gain on litigation settlement
Gain on sale of division                                                                                        10
Write down of investments
                                                                         -----------                   -----------
Income before income taxes                                               $     6,461                   $     4,552
                                                                         ===========                   ===========


                                                                                  Nine Months Ended
                                                                   --------------------------------------------------

                                                                      February 23, 2003           February 24, 2002
                                                                   ------------------------       -------------------
Reconciliation of income before income taxes:

Total profit from reportable segments                                    $    17,099                   $    13,615
Intercompany profit in ending inventory                                           27                         1,453
                                                                         -----------                   -----------
Net operating profit                                                          17,126                        15,068

Interest and other income                                                        974                         1,399
Interest and other expense                                                      (385)                         (508)
Gain (loss) on available-for-sale securities                                  (2,108)                          230
Gain on litigation settlement                                                    537
Gain on sale of division                                                                                    15,385
Write down of investments                                                                                   (6,290)
                                                                         -----------                   -----------
Income before income taxes                                               $    16,144                   $    25,284
                                                                         ===========                   ===========


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

The components of other intangibles are as follows:

(Dollars in Thousands)


                                                              As of February 23, 2002
                                             ----------------------------------------------------------

                                              Gross Carrying        Accumulated           Weighted
                                                  Amount            Amortization        Average Life
                                             -----------------    -----------------    ----------------
Amortized Intangible Assets
     Production Rights                            $ 8,750              $5,038                 5.5
     Patents                                        3,832                 825                17.9
     Trade Name                                       960                 300                20.0
     Unpatented Technology                            930                 930                 5.0
     Other                                             33                  33                 5.0
                                                  -------              ------               -----
                                                  $14,505              $7,126                 9.8


Aggregate amortization expense for the quarter and nine months ended February 23, 2003 was $460,000 and $1,380,000 respectively.

Estimated Amortization Expense:

For the year ending May 2003                $1,841
For the year ending May 2004                $1,841
For the year ending May 2005                $1,841
For the year ending May 2006                $  382
For the year ending May 2007                $  250

All intangibles are amortized on a straight line basis.


There have been no changes in the carrying amount of goodwill for the quarter ended February 23, 2003. Management evaluated goodwill for impairment during the quarter ended November 24, 2002 in accordance with SFAS No. 142 and determined no impairment exists.


Note F - Derivative Instruments and Hedging Activities

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective May 26, 2001. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value.

The Company has entered into interest rate swap agreements to reduce the effect of changes in interest rates on its floating rate long-term debt. At February 23, 2003, the Company had outstanding interest rate swap agreements with a commercial bank, having a notional principal amount of approximately $4.740 million. Those agreements effectively change the Company's interest rate exposure on its mortgages due 2005 to a fixed 6.88%. The interest rate swap agreement matures at the time the related notes mature. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement. However, the Company does not anticipate non-performance by the counterparties.

         Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For the quarter and nine months ended February 23, 2003, the Company recorded other comprehensive loss of $31,000 and $28,000 respectively net of tax.


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

      The Company recognizes revenue and profit on long-term development contracts based upon the lesser of, milestones achieved or costs incurred plus earned profit. These contracts are typically contracts to provide engineering services to achieve a specific scientific result relating to superconductivity. Some of these contracts require the Company to contribute to the development effort. The customers for these contracts are both commercial customers and various state and federal government agencies. When government agencies are providing funding we do not expect the government to be a significant end user of the resulting products. Therefore, the Company does not reduce Internal Research and Development by the funding received. When it appears probable that estimated costs will exceed available funding, and the Company is not successful in securing additional funding the Company records additional expense.

      The Company maintains a reserve for inventory that may become damaged in the manufacturing process or technologically obsolete. If technology advances more rapidly than expected, manufacturing processes improve substantially or the market for our products declines substantially, adjustments to reserves may be required.

      The provision for warranty for potential defects with our manufactured products is based on historical experience for the period the product was under warranty during the fiscal year. The Company believes this reserve is adequate based on the evaluation criteria, procedures in place to control the manufacturing process and pre-testing of newly developed products to ensure their manufacturability prior to commercial introduction. If product quality declines, the Company may require additional provisions.

      The Company maintains a provision for potential environmental remediation for businesses disposed of during fiscal 2002. These provisions are based upon in part, the advice from environmental engineers that have visited the sites and understand the scope of the project, should a cleanup be required. These engineers are experienced in such matters and with the appropriate government rulings in similar circumstances. We have made our provision based on the estimate provided which did not include any range of loss. Therefore, we are unable to identify or estimate any additional loss that is reasonably possible. The Company believes these provisions are adequate based on estimates from environmental engineers. If unexpected costs related to the environmental issues are incurred additional provisions will be needed.

      The Company records an investment impairment charge on available-for-sale securities when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment. During the period ended November 24, 2002 the Company sold all remaining shares of Ultralife Batteries Inc. Therefore, as of February 23, 2003 the Company had no remaining available-for-sale securities.

      The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, on product that is complete and ready to ship for which our customer has requested a delay in delivery. In these cases, all the criteria for revenue recognition have been met including, but not limited to: the customer has a substantial business purpose, title and risk of loss have transferred to our customer, the product is complete and ready for shipment, and the product has been segregated and is not available to be used to fill other orders. Upon notification from our customer the product is shipped to the stated destination.

      Results Of Operations

         Throughout Management Discussion and Analysis we discuss performance using the terms "as reported" and "ongoing operations." "As reported" performance refers to prior year results which include our current business plus the effect of contributions and costs of the divested superconducting wire and helium businesses. "As reported" also includes the contributions and costs related to our mixed gas business and any one-time events. "As reported" is the measurement using generally accepted accounting principles (GAAP) of the United States of America. The term "ongoing operations" is a measurement that excludes from the prior year the contributions and costs of our disposed superconducting wire manufacturing facility (IGC-AS) and our helium business (IGC-APD.) Ongoing operations also excludes one-time events from the prior year such as the gains on the sale of these disposed businesses, the expenses associated with relocating our San Rafael, California facility to a modern facility in Petaluma, California and the expenses related to transferring the mixed gas product line from IGC-APD to IGC-Polycold. Additionally, ongoing operations exclude the write-down of investments from the prior year as well as the prior year gain and current year loss on available-for-sale securities. Additionally, on-going results excludes the current year gain on litigation. This not a measurement that uses GAAP. This measurement is a tool to provide the reader insight into the performance of the businesses that exist at the time of this filing. We believe the appropriate measurement of the company's current performance is comparison to the same organization's performance in the prior period, without any non-recurring events in either period. This measurement will provide the investor with more meaningful information of the accomplishments or short comings of the Company's performance. This disclosure may be inconsistent with other companies in similar circumstances that choose to provide only GAAP required disclosure.

         For the three months ended February 23, 2003, as reported sales increased about $635,000 or 2%, to $37.8 million, from $37.2 million for the same period last year.

         Sales from ongoing operations increased $2.2 million or 6%, to $37.8 million, from $35.6 million for the same period last year.

         As reported sales for the nine month period ended February 23, 2003 decreased about 6% to $109.7 million from $116.3 million due primarily to the divesture of IGC-AS and IGC-APD in the prior year period and reduced customer funding in the Energy Technology segment, partially offset by increased sales related to the MRI segment. This segment's increase is related to favorable product mix.

          Sales from on-going operations for the same period increased about $2.4 million to $109.7 million from $107.3 million in the previous year. This increase is primarily related to improved product mix in the MRI segment partially offset by reduced demand from the markets served by the Instrument segment and reduced funding in the Energy Technology segment.

         MRI Segment Sales

         As reported sales of the MRI segment increased more than 3%, or $1.1 million, to $32.1 million for the three months ended February 23, 2003 verses the same period last year largely due to an improved product mix primarily in magnet systems.

         For the nine months ended as reported MRI segment sales increased 3%, or $3.0 million, to $93.6 million, from $90.6 million in the previous year. Magnet system and components increased $5.1 million to $93.6 million, or 6%. This increase was primarily a result of improved product mix. Partially offsetting this increase was a decline in superconducting wire sales of about $2.1 million, due to the divestiture of IGC-AS in the prior year period.

         MRI segment sales from ongoing operations for the nine months ended February 23, 2003 increased $5.1 million to $93.6 million, or 6%. As mentioned above, this increase was primarily a result of improved product mix as well as increased customer demand.

         Instrumentation Segment Sales

         As reported Instrumentation segment sales for the three months ended decreased $250,000, or 5% to $5.2 million over the same period last year due primarily to the divesture of IGC-APD ($1.9 million) partially offset by an increase of $2.1 million from IGC-Polycold related to increased demand as well as the transfer of the mixed gas product line from IGC-APD.

         Ongoing Instrumentation segment sales increased $1.8 million, to $5.2 million, or 52% for the quarter due to increased customer demand primarily from vacuum related products.

         Instrumentation segment sales as reported declined $8.1 million, or 35% to $14.8 million for the nine months ended February 23, 2003. Of this decline about $8.7 million was related to the divesture of IGC-APD in the prior year, partially offset by a $600,000 increase in sales at IGC-Polycold due principally to increased customer demand.

           Ongoing sales declined about $1.2 million for the nine months ended. Prior year results included a period of significant demand which was related to increased capacity requirements from the telecommunications, fiber optics and other industries requiring our technology.

         Energy Technology Segment Sales

         Sales of the Energy Technology segment decreased $700,000, or 58%, to about $510,000 for the quarter due to increased efforts being applied to unfunded programs. The prior period contained sales from various funded programs now completed. In the current period those resources have been reallocated to programs for which funding is not available at this time relating primarily to superconducting devices.

         Energy Technology segment sales for the nine months ended February 23, 2003 declined nearly $1.5 million, or 53%, to about $1.3 million related to reduced customer funding and additional effort applied to unfunded programs..

         Gross Profit

         Overall, gross profit, as reported was about $14.6 million or 39% of sales for the three months ended in both current and prior quarter. Increased gross profit from the MRI and Instrumentation segments related to sales increases were partially offset by a reduction due to businesses having been divested.

         Gross profits for the three months ended related to ongoing operations increased nearly $750,000 from $13.9 million, or 39% of sales to $14.6 million, or 39% of sales. This increase is primarily a result of increased sales in all segments except in the Energy Technology segment.

           Gross profit for the nine months ended on an as reported basis, declined $5.5 million to $42.4 million or 39% of sales, from $47.9 million or 41% of sales. The Company realized about a $5.7 million decline in margin relating to the sale of divested businesses in the prior year. Instrumentation segment gross profit declined as a result of the decline in economic conditions from the prior year when sales in the first quarter were unusually high and overhead efficiencies contributed to profitability. These declines were partially offset by a minor increase in the MRI segment gross profit related to increased segment sales.

         Gross profit for the nine months related to on-going operations declined about $540,000 from $42.9 million or 40% of sales to $42.4 million or 39% of sales. This decline is a result of reduced customer demand in the Instrumentation segment and reduced customer funding in the Energy Technology segment partially offset by improved customer demand in the MRI segment.

         Internal Research and Development

         Internal research and development declined about $420,000 to $2.9 million from $3.3 million for the three months ended February 23, 2003, on an as reported basis. This decline was primarily related to businesses no longer being consolidated ($439,000) and a slight decrease form the MRI segment partially offset by increased spending in the Instrumentation and Energy Technology segments. The decrease in the MRI segment is primarily related to the near completion of a major magnet development effort. The increase in the Instrumentation segment is a result of partnering with our customers to provide products to the marketplace with current market demands as well as future demands.

         Internal research and development related to on-going operations declined about $37,000 or 1% from the same period last year. MRI sector internal research and development decreased about 7% or $120,000 resulting from the near completion of a major magnet development effort. This decrease was essentially offset by slight increases in spending at other segments.

         Internal research and development on an as reported basis, for the nine months ended, declined from prior year approximately $1.4 million to $9.6 million. This decline is primarily related to the sale of IGC-APD ($1.8 million) and was partially offset by a slight increase in other segments.

         Internal research and development related to on-going operations for the nine months ended increased about $155,000 or nearly 2% resulting from additional focus on new magnet systems, second generation high temperature superconductors and high temperature superconducting prototype devices for transmission and distribution of electric power.

         Marketing, General and Administrative

         For the three months ended February 23, 2003 marketing, general and administrative expenses, on an as reported basis decreased from prior year by $1.7 million to $5.0 million. About $625,000 of this decline was due to the sale of IGC-APD, with the remainder resulting from reduced spending relating to salaries, consulting, recruiting and a reduction of accruals for incentive compensation.

         On an on-going basis, marketing, general and administrative expenses for the quarter decreased from prior year by $200,000 due to the spending reductions mentioned above.

         Marketing, general and administrative expenses for the nine months ended February 23, 2003 declined $6.0 million from prior year comparable period on an as reported basis. Approximately $2.6 million of this decline is related to the disposed businesses. The remainder of this spending decrease is a result of decreases in all segments most notably the MRI and Instrumentation segment due to the reductions stated above.

         Ongoing marketing, general and administrative expenses for the nine months ended declined $2.7 million or 16% from the same period last year. For the most part, this decline came from similar areas mentioned above (salaries, consulting, recruiting and a reduction of accruals for incentive compensation.) primarily from within the MRI segment.

         Amortization of intangibles

         Amortization of intangibles decreased by $28,000 in the three month period and $120,000 for the nine month period versus prior year comparable periods primarily related to the sale of IGC-APD during fiscal 2002 and the effect of completely amortizing certain intangibles at the end of the last fiscal year.

         Operating income

         For the three months ended, as reported operating income increased over the same period last year by approximately $2.1 million, or 51% to $6.3 million. This increase is largely due to the disposition of IGC-APD and expense reductions achieved in all segments. Operating income from on-going operations increased about $1.0 million compared to the same period last year. This increase is essentially related to increased sales, and resulting gross profit from all segments except the Energy Technology segment in which sales and profit declined.

         As reported, operating income for the nine months ended increased from the prior year about $2.1 million or 14% to $17.1 million despite the disposition of IGC-AS and IGC-APD.

          Operating income from on-going operations increased about $2.0 million due primarily to increased sales and effective cost controls.

         Interest and other

         Interest and other income was essentially the same for the three months ended February 23, 2003 and February 24, 2002 respectively. Interest and other income for the nine months ended February 23, 2003 declined about $425,000. This decrease is primarily related to the prior year containing income of about $540,000 from the sale of a product line. Additionally, the Company's cash balances have increased considerably in the current year however, interest rates have declined resulting in nominal increase in interest income earned. Interest and other expense have declined about $57,000 in the three month period and $123,000 in the nine month period due to the disposition of IGC-APD.

         During the nine months ended February 23, 2003 the Company sold its remaining shares of Ultralife Batteries Inc. and realized a pre-tax loss of $2.1 million (see Note G).

         Also during the nine months ended February 23, 2003 the Company received about $537,000 as a result of favorable settlement of trade litigation.

         Our effective tax rate for the nine months ended February 23, 2003 increased to 34.7% from 32.2% in the previous year. This increase is related to the ability to use capital losses to offset some of our capital gains in the prior period. We expect our effective tax rate to remain the same or decline slightly as we continue to review effective tax strategies.

           Looking forward, on an as reported basis, we expect net income to decline 25% to 30%. This decline is a result of the prior period containing various one-time adjustments such as the sale of two divisions and the related gains partially offset by a more significant than current year write-down of available-for-sale securities and moving expenses related to IGC-Polycold. These events alone represent 29% of last year's total net income. We further expect to continue to maintain our investment in Energy Technology in order to be ready when the market for these products begins to develop, which we believe will be about the middle of the decade. Despite this investment, and a decrease in sales resulting from the sale of IGC-AS and IGC-APD, net income from ongoing operations is expected to increase at the lower end of the 10% to 15% range in the current fiscal year. This expected increase in net income is a result of our streamlined business focus, cost containment and manufacturing efficiencies. A portion of this growth is expected to come from increased sales of high field (3.0T) magnet as well as recently developed and new products being developed by the Instrumentation and MRI segments. Our customers are intimately involved in the definition and development of these products. Additionally, the Company has an active cost cutting program in each of its divisions to increase earnings. These expectations are based on the following assumptions, among others:

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

     o We are able to maintain gross profits through continued production cost reductions and manufacturing efficiencies; and,

     o Current global economic conditions do not deteriorate further and result in order and spending slowdown in the MRI and Energy Technology segments.

Liquidity and Capital Commitments

         For the nine months ended February 23, 2003 the Company generated $14.0 million in cash from operations compared to $10.0 million in the previous year. This cash was primarily generated from improved operating activities. Investing activities required $1.5 million in the current year and generated $30.3 million in the prior year. Purchases of property, plant and equipment declined about $7.1 million from the previous year. The previous year included significant capital expenditures related to production equipment and equipment used in research and development as well as the tenant fit-up costs related to our Petaluma, California facility. Additionally, in the prior year, investing activities provided $39.0 million from the sale of divisions. In the current year we used $8.1 million for financing activities compared to cash provided of $1.3 million in the prior year. Proceeds from the exercise of stock options were below last years $3.3 million by about $2.8 million. This decline is a result of general downturn in the stock market which negatively affected the share price. Approximately $2.9 million was provided to employees in the form of a loan for the purchase of Company stock through the Executive Stock Purchases program.

Nearly $5.5 million was used for the purchase of Treasury shares. Principal payments on notes payable declined about $2.2 million in the current year due to the sale of IGC-APD and its associated mortgage. For the nine months ended February 23, 2003 the Company had a cash balance of $77.9 million, an increase of about $8.7 million from the same period last year and $4.4 million from the end of last year. Our primary source of cash comes from operating activities and used for investing activities (including company stock). See the consolidated statement of cash flows, located elsewhere in this report, for further details on the sources and uses of cash.

         Our capital and resource commitments as of February 23, 2003 consisted of capital equipment commitments of approximately $1,385,0006. These commitments consisted of machinery, equipment and tooling used to improve the production process and in research and development. Additionally, some of the capital commitment is for computers and computer equipment to improve engineering efficiency. Individually, none of these commitments are considered significant.

         At February 23, 2003, we had a $50 million unsecured line of credit with three banks. Borrowings under the line bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin or prime plus an applicable margin, at our option. The line was not in use during the quarter or year. It expires in October 2004.

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


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk through derivative financial instruments and other financial instruments, such as investments in short-term marketable securities and long-term debt, is not material. The financial instruments of the Company that are interest rate dependent are an unsecured line of credit and a mortgage payable. The Company manages interest rates through various methods within contracts. On its mortgage payable, the Company negotiated an "interest rate swap" agreement that, in effect, fixes the rate at 6.88%. With respect to its unsecured line of credit, the Company may elect to apply interest rates to borrowings under the line which relate to either LIBOR plus an applicable margin, or prime plus an applicable margin, whichever is most favorable. The Company's objective in managing its exposure to changes in interest rates is to limit the impact of changing rates on earnings and cash flow and to lower its borrowing costs. With regards to invested cash the Company invests only in high quality, low risk securities backed by the full faith of the United States Government. The duration of these securities are an average weighted duration of 90 days.

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

PART II:  OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8K.

(a)      Exhibits
         10.1 Restricted Stock Unit Award Agreement dated December 16, 2002 between Intermagnetics General Corporation (the "Corporation") and Glenn H. Epstein, the Chief Executive Officer of the Corporation (the "Grantee").

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


                                           INTERMAGNETICS GENERAL CORPORATION


Dated: April 09, 2003                 By:  /s/Glenn H. Epstein
                                           ------------------------------------
                                           Glenn H. Epstein
                                           President and Chief Executive Officer


Dated: April 09, 2003                 By:  /s/Michael K. Burke
                                           -------------------------------------
                                           Michael K. Burke
                                           Executive Vice President and
                                           Chief Financial Officer

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

Dated:  April 09, 2003                     /s/Glenn H. Epstein
                                           ----------------------------------
                                           Glenn H. Epstein
                                           President and Chief Executive Officer

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

Dated:  April 09, 2003                    /s/Michael K. Burke
                                          --------------------------------------
                                          Michael K. Burke
                                          Executive Vice President and
                                          Chief Financial Officer