Form 10-K
period 2003-05-25
INTERMAGNETICS GENERAL CORP
filed 2003-08-25
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended May 25, 2003
                                       or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from ____________ to ___________

                         Commission File Number 1-11344

                       INTERMAGNETICS GENERAL CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

                           New York                          14-1537454
                -------------------------------          ------------------
                (State or other jurisdiction of          (I.R.S. Employer
                 incorporation or organization)          Identification No.)

                    450 Old Niskayuna Road
                      Latham, New York                          12110
             ----------------------------------------          ---------
             (Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code (518) 782-1122
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                ----------------
                                (Title of Class)


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

                                 YES __X__  NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $384,292,375. Such aggregate market value was computed by reference to the closing price of the Common Stock based on quoted market prices on August 15, 2003. It assumes that all directors and officers of the registrant are affiliates. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares of the registrant's Common Stock outstanding, net of Treasury shares, as of August 15, 2003 was 16,565,984.


                       DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III below is incorporated by reference from the registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed within 120 days after the end of the registrant's fiscal year.

                                                  TABLE OF CONTENTS

PART I............................................................................................................1
------

ITEM 1.  BUSINESS DESCRIPTION.....................................................................................1
-----------------------------
   MAGNETIC RESONANCE IMAGING SEGMENT.............................................................................2
   ----------------------------------
   INSTRUMENTATION SEGMENT........................................................................................6
   -----------------------
   ENERGY TECHNOLOGY SEGMENT......................................................................................9
   -------------------------
   RESEARCH AND DEVELOPMENT......................................................................................16
   ------------------------
   INVESTMENTS...................................................................................................17
   -----------
   PERSONNEL.....................................................................................................17
   ---------
   EXECUTIVE OFFICERS OF THE REGISTRANT..........................................................................17
   ------------------------------------

ITEM 2.  PROPERTIES..............................................................................................18
-------------------

ITEM 3.  LEGAL PROCEEDINGS.......................................................................................19
--------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................19
------------------------------------------------------------

PART II..........................................................................................................19
-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................................19
------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA.................................................................................21
--------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................22
----------------------------------------------------------------------------------------------

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK..............................................32
-------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................33
----------------------------------------------------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................33
---------------------------------------------------------------------------------------------


PART III.........................................................................................................34
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................................34
-------- --------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION..................................................................................34
-------- ----------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................................34
-------- --------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................34
-------- ----------------------------------------------

PART IV..........................................................................................................34
-------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K..........................................34
-------- --------------------------------------------------------------
   (a)   FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS.............................................................34
   ---   -------------------------------------------
   (b)   REPORTS ON FORM 8-K.....................................................................................38
   ---   -------------------

SIGNATURES.......................................................................................................40
----------

Report of Independent Auditors...................................................................................43
------------------------------

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Intermagnetics General Corporation ("Intermagnetics", "Company", "we" or "us") makes forward-looking statements in this document. Typically, we identify forward-looking statements with words like "believe," "anticipate," "perceive," "expect," "estimate" and similar expressions. Unless a passage describes a historical event, it should be considered a forward-looking statement. These forward-looking statements are not guarantees of future performance and involve important assumptions, risks, uncertainties and other factors that could cause the Company's actual results for fiscal year 2004 and beyond to differ materially from those expressed in the forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, changes in global political, economic, business, competitive and regulatory factors as well as other assumptions, risks, uncertainties and factors disclosed throughout this report.

         Except for our continuing obligations to disclose material information under federal securities laws, we are not obligated to update these forward-looking statements, even though situations may change in the future. We qualify all of our forward-looking statements by these cautionary statements.


                                     PART I

ITEM 1.           BUSINESS DESCRIPTION

          Intermagnetics designs, develops, manufactures and sells products in three segments, which are named to reflect the markets they serve: Magnetic Resonance Imaging ("MRI"), Instrumentation and Energy Technology.

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

         In Energy Technology, our wholly-owned subsidiary, SuperPower, Inc. ("SuperPower") is developing high-temperature superconducting materials and devices designed to enhance the capacity, reliability and quality of electrical power transmission and distribution.

         We completed two major divestitures in fiscal year 2002. On October 24, 2001, we sold the assets and business of our former low temperature superconducting division, IGC-Advanced Superconductors ("IGC-AS") to Outokumpu Copper Products Oy. Prior to this divestiture, IGC-AS was included in our MRI segment. On February 5, 2002, we sold all of the outstanding shares of our former subsidiary, IGC-APD Cryogenics, Inc. to Sumitomo Heavy Industries, Ltd. Prior to the sale, IGC-APD was included in our Instrumentation segment. These dispositions and their impact on our fiscal year 2003 results are discussed in more detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                       MAGNETIC RESONANCE IMAGING SEGMENT
                       ----------------------------------

A.       Introduction

         Superconductive materials lose all resistance to the flow of electrical current when cooled below a critical temperature. Superconductors offer advantages over conventional conductors, such as copper or aluminum, by carrying electricity with virtually no energy loss, and generating comparatively more powerful magnetic fields. Currently, MRI systems make up the single largest commercial application for superconductor technology. At the core of an MRI system is a large, highly engineered magnet system. We design and manufacture superconductive magnet systems, which typically offer more powerful, high-quality magnetic fields with virtually no power loss. We also design and manufacture RF coils, which act as an antenna to transmit and/or receive radio frequency signals from the human body as it lies inside the strong magnetic field of the MRI system. These radio frequency signals are transferred electronically to the MRI system computer where they are reconstructed into a clinically useful diagnostic image. Specialized RF coils -- those dedicated to imaging particular parts of the human anatomy, such as the brain, liver, knee, neck, back, wrist, etc. -- increase the number of diagnostic applications for which an MRI system can be used. Most MRI systems benefit from an array of seven to ten separate specialized RF coils.

         The annual commercial market for new MRI systems, upgrades and accessories (including RF coils) in calendar year 2003 is estimated to be within the range of $3 to $3.4 billion worldwide. A small number of system integrators dominate the MRI industry. They include GE Medical Systems ("GE"), Philips Medical Systems Nederlands B.V. ("Philips"), Siemens Medical Solutions ("Siemens"), Hitachi Medical Corporation ("Hitachi") and Toshiba Corporation ("Toshiba"). We supply key components to a number of these integrators.

         Other existing applications for low temperature superconductivity include nuclear magnetic resonance ("NMR") spectroscopy, used in biological and chemical research and testing of the composition and structure of non-ferrous materials, and other scientific, defense and research applications. Currently, we do not participate materially in these non-MRI magnet markets.

B.       Principal Products

         We derived approximately 85% and 80% of our net sales in fiscal years 2003 and 2002, respectively, from sales of products in the MRI segment. The increased percentage of MRI segment sales resulted from the divestiture of IGC-APD, reduced sales within the Instrumentation segment and increased sales within the MRI segment. Segment data is provided in Note K of the Notes to Consolidated Financial Statements included in response to Item 8. Our principal MRI products include:

o Superconductive MRI Magnet Systems. Through IGC-MBG, we manufacture and sell superconductive MRI magnet systems to MRI system integrators for use in stationary and mobile applications. We offer a full line of superconductive MRI magnet systems with field strengths of 0.5, 1.0,
         1.5 and 3.0 Tesla ("T"). In addition, IGC-MBG is developing a 1.0T superconducting open magnet system. We do not expect commercial sales of the 1.0T open system in fiscal year 2004.

o RF Coils for MRI Systems. Through IGC-MAI, we manufacture and sell RF coils for use in MRI systems. IGC-MAI's current product line includes ten anatomical applications with several product groups available in magnetic field strengths from 0.2T to 3.0T, leading to a total of more than 100 products.

C.       Marketing

         We market our magnet systems through our own personnel. IGC-MAI markets its RF coils to MRI system integrators on an OEM basis in the U.S, Europe and Japan and to end-users, such as hospitals, clinics and research facilities with its own direct sales force augmented by distributors in selected markets.

         Export Sales. Products sold to foreign-based companies, such as Philips in the Netherlands, or Hitachi and Toshiba in Japan, were accounted for as export sales even if some of the products sold were installed in the U.S. On that basis, the Company's net export sales (including the Instrumentation segment) for fiscal years 2003, 2002 and 2001 totaled $123.7, $127.3 and $102.0 million, respectively, most of which were to European customers billed in U.S. currency.

         Principal Customers. Sales to customers of the MRI segment accounting for more than 10% of our net sales aggregated approximately 79% in fiscal year 2003, 72% of net sales in fiscal year 2002 and 56% of net sales in fiscal 2001. (See Note K of Notes to Consolidated Financial Statements included in response to Item 8.)

         We sell a substantial portion of our products in the MRI industry to four customers, one of which is significant. Philips is the principal customer for our MRI magnet systems. In fiscal year 1999, Intermagnetics and Philips executed a new sales agreement naming Intermagnetics as the exclusive supplier of certain magnet systems to Philips. We amended that agreement in fiscal year 2003 to extend the term until the end of calendar year 2009. The term extends each year such that beginning in 2005 the agreement will continue in effect on a rolling five-year basis, unless otherwise terminated in accordance with certain provisions of the agreement. Under this agreement, Intermagnetics is the sole supplier of certain MRI magnet systems to Philips. Sales to Philips (including sales by the Instrumentation segment) amounted to approximately 79%, 72% and 56% of our net sales for fiscal 2003, 2002 and 2001, respectively.


D.       Competition/Market

         U.S. sales of MRI systems grew in each of calendar years 2000, 2001 and 2002. Our growth in this segment is dependent on our customers' ability to grow their respective businesses, and on our ability to attract new customers. There are no assurances that such growth will continue in the future. In addition, healthcare cost control initiatives and regional economic conditions could negatively impact continued growth.

         MRI systems compete indirectly with other diagnostic imaging methods such as conventional and digital X-ray systems, nuclear medical systems, Ultrasound, PET scans and X-ray CT scanners. Two emerging MRI applications could provide additional growth opportunities for our products in the future. MRI system integrators are developing systems that can be used as non-invasive diagnostic tools for cardiac disease. These systems could replace the need for interventional X-rays in certain cases. Functional MRI (fMRI), in which physicians can monitor brain activity (function) as well as brain anatomy, is another emerging area. We serve these applications with both 1.5T magnets and our newly developed 3.0T magnet system and associated RF coils. There are no assurances that the market for these applications will become significant.

         Most large MRI systems suppliers perceive higher field strength imaging systems (1.0T or greater) that use superconductive magnets to have technical advantages over MRI systems that use resistive electromagnets and permanent magnets, which are limited in field strength either by high power consumption or by basic material properties. Lower field strength systems generally produce lower quality images, although rapid gains in computer technology have offset some of this quality loss. In the mid to late 1990s low field (0.2 to 0.3T) "open" magnet configurations based on permanent and resistive magnets enjoyed rapid growth in market share. This growth appears to have leveled off and is expected to decline with the continued introduction of higher field open MRI systems based on superconducting magnets. Two such systems have entered the market at 0.7T with another entry at 0.6T. IGC-MBG is developing a more powerful 1.0T superconducting "open" magnet system for this market segment. There is no assurance that this product will be successfully commercialized.

         Within the market for superconductive MRI magnet systems and RF coils, our competitors fall into two categories: (1) magnet and RF coil manufacturers that make products for MRI system integrators; and (2) MRI system integrators that manufacture superconductive magnet systems and/or RF coils for their own use.

         The largest MRI system integrator, GE Medical Systems, manufactures its own magnet systems and recently acquired one of the largest independent RF coil manufacturers in the US. We do not sell any magnet systems to GE, but we expect to continue to sell RF coils to GE despite its recent acquisition. We do, however, expect the acquisition to reduce the number of RF coil opportunities we may have with GE in the long term.

         Siemens owns 51% of Oxford Magnet Technology Limited ("OMT"), a joint venture that manufactures MRI magnets systems. OMT also supplies MRI magnets systems to some smaller system integrators. Until recently, OMT sold magnet systems to Philips for a line of MRI systems that Philips acquired when it purchased the former Marconi Medical Systems. We have reached an agreement with Philips to supply magnets that will replace the magnet system formerly supplied by OMT. We believe we compete effectively against OMT on the basis of technology and price and that we are capable of increasing our production capacity to meet opportunities for business expansion as they arise. Siemens historically has developed and manufactured its own RF coils, but we have seen a shift in this approach over the past two years and we now view Siemens as a potential customer for our RF coil products.

         The MRI system integrators outsource varying proportions of their RF coil development and manufacturing to companies such as IGC-MAI. Siemens and Philips have maintained the most extensive in-house coil development activities of the major MRI system integrators. GE's acquisition of a formerly independent RF coil manufacturer has added to its internal capability. Based on input from our customers, we believe that outsourcing specialized RF coils will continue to be a strategy for augmenting in house resources to serve a broad range of applications with the required time to market.

         There are several RF coil manufacturers of various size. Of these companies, we believe that two compete with IGC-MAI against its full product range, and one of those competitors was acquired by GE Medical Systems during our fiscal year 2003. Competition generally is based upon capacity for development and production, price and diagnostic image quality. To remain competitive, we must continue to offer high quality, technically advanced products while reducing costs. In fiscal year 2003, IGC-MAI continued to face increased competitive pressures on both price and new technology. Its two main competitors grew in both size and market share, mainly as a result of their supply relationships with MRI system integrators. We are responding to these challenges with increased new product development and marketing efforts. There are no assurances, however, that IGC-MAI will be successful in its commercialization of these products.

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

G.       Raw Materials and Inventory

         Most materials and parts used in the manufacturing process for superconducting magnet systems are ordered for delivery based on production needs. We have long-term supply agreements with Outokumpu Advanced Superconductors (formerly IGC-AS) for the supply of low temperature superconducting ("LTS") wire and with SHI-APD Cryogenics Inc. (formerly IGC-APD) for the supply of shield coolers - a key component of our MRI magnet systems. Sumitomo Heavy Industries, which owns SHI-APD, is now the leading manufacturer of shield coolers. In addition, LTS wire generally requires long lead times for order placement. An unplanned loss or severe reduction in supply of either of these components could result in added cost and temporary production delays. Generally, we invest in inventories for production of MRI magnet systems based on production schedules required to fill existing and anticipated customer orders. During fiscal years 2001 and 2002, we had a consignment program with our largest customer. We believe this arrangement enabled us, and our primary customer, to better respond to market demand and capture additional market share during a period of very high growth. This program was suspended in fiscal year 2003. As a consequence of our new expanded agreement with Philips we will take increased responsibility for delivery flexibility in the magnet supply chain during fiscal year 2004 by increasing shipments direct to hospitals rather than to Philips' warehouses. This will result in higher than historic levels of inventory at Intermagnetics.

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


                             INSTRUMENTATION SEGMENT
                             -----------------------

A.       Introduction

         Our Instrumentation segment provides low-temperature solutions primarily to original equipment manufacturers (OEM's) in a variety of industries. In fiscal year 2002, we made a number of changes in this segment aimed at maximizing strategic value. These changes included moving IGC-Polycold from multiple locations in San Rafael to one larger facility in Petaluma, California; transferring the manufacturing and sales of two mixed-gas refrigeration product lines from IGC-APD to IGC-Polycold; and divesting IGC-APD's remaining business through the sale of the outstanding shares of IGC-APD to Sumitomo Heavy Industries, Ltd.

         As a result of these changes, this segment now consists of one wholly-owned subsidiary, IGC-Polycold, which designs, manufactures and sells low temperature refrigeration equipment. This segment returned to profitability in fiscal year 2003 despite a challenging environment in the capital equipment market.

         Segment data is provided in Note K of the Notes to Consolidated Financial Statements included in response to Item 8.

B.       Principal Products

         IGC-Polycold manufactures and sells a line of low temperature refrigeration systems in the -40 to -203 Celsius range. IGC-Polycold's refrigeration systems are used in a wide variety of market applications, including optical coating, semiconductor manufacturing, magnetic media, decorative coating, optical coating, flat panel displays, detector cooling and roll/web coating.

         The Instrumentation segment continues to enjoy a market leadership position in ultra-high vacuum cryo-vapor pumping, by way of our industry proven products and services. These products have strong brand recognition, and provide versatility to a broad base of existing and new vacuum applications. Included in this product offering are the AquaTrap(R) and CryoTiger(R) product lines - transferred to IGC-Polycold prior to the sale of IGC-APD.

         In addition to the vacuum market, we continued to diversify into low temperature heat transfer markets such as semiconductor and imaging. Although the Instrumentation segment has typically not derived significant sales from semiconductor manufacturers in the past, new products have been developed for this market. Historically, the semiconductor market has been cyclical based on demand for technology products such as personal computers and cellular phones. Accordingly, while our traditional recurring revenue base of the business has not been affected by the downturn in the semiconductor industry, incremental growth from our semiconductor related product lines market has been slow.

         IGC-Polycold also licenses certain mixed gas refrigerant technology to third parties for use in markets in which the Company does not otherwise participate.

C.       Marketing

         IGC-Polycold markets refrigeration systems through a direct sales force managed from Petaluma, California, two key distributors located in Japan and Germany, and through a worldwide network of external sales representatives. Using a business model that leverages customer intimacy, we seek to provide total thermal management solutions based on specific customer needs.

D.       Competition/Market

         IGC-Polycold faces competition from several manufacturers in the Far East and one manufacturer in Europe. In addition, IGC-Polycold experiences limited competition from Helix Technology Corporation (which markets its products under the names "CTI Cryogenics" and "CTI") in limited applications. IGC-Polycold also competes with the use of liquid nitrogen as an alternative to IGC-Polycold's low temperature refrigeration systems. The Company generally competes in this area on the basis of total cost of ownership, as well as price, availability and product quality and reliability. In addition, the CryoTiger refrigeration system competes against alternative technologies including Stirling refrigerators and open-cycle coolers that rely on reservoirs of liquid nitrogen, which must be replenished periodically. Although the initial purchase price for a CryoTiger refrigerator may exceed the price of a comparable liquid nitrogen cooler, we believe lower operating and maintenance costs and greater ease of use offset this higher initial cost. Finally, there are no assurances that emerging technology will not adversely impact IGC-Polycold's competitiveness.

E.       Patents

         Patents are a significant competitive factor in some areas of our Instrumentation segment. Our CryoTiger and AquaTrap lines are based upon patented proprietary technology. While IGC-Polycold does have some patent protection for its other products, patents currently are not a significant competitive factor for these products. Patents may become more significant in the future, however, as IGC-Polycold develops new products. One of the Company's keys to success in marketing its refrigeration products will depend on its continued ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of others. There are no assurances that changing technology and/or emerging patents will not adversely impact our current patent position or competitiveness. In addition, while we focus on developing and patenting new technologies, there are no assurances that this technology will become commercially significant or that competing patents will not be issued. No patents that the Company considers significant expire during the next five years.

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

G.       Warranty

         Warranty expense continued at historical levels as a percentage of sales in fiscal year 2003.


                            ENERGY TECHNOLOGY SEGMENT
                            -------------------------

A.       Introduction

         The U.S. Department of Energy has reported that much of the nation's electrical transmission and distribution infrastructure is rapidly becoming incapable of meeting the demands of our modern economy (see for example, the National Transmission Grid Study, May 2002). There has been a material decline in investment in this infrastructure by service providers, largely due to deregulation of the electric utility industry. Deregulation has also resulted in exponential growth in electricity transactions at the wholesale level, which has placed a burden on the existing infrastructure. Increasing congestion indicates that the ability to move electricity over the existing wires is limited. Energy Technology is an emerging industry dedicated to providing more efficient, reliable and environmentally responsible means of generating, transmitting and distributing electricity. High-temperature superconducting ("HTS") materials could become a key solution. Through our wholly-owned subsidiary SuperPower, Inc., we are focused on developing HTS materials and HTS-based devices that address a potential market for more efficient, reliable and environmentally friendly electric transmission and distribution, which we expect will be easier to permit and license than the conventional counterparts.

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

         We have maintained an HTS program since shortly after these materials were first identified in 1986. Initially, the Company and others pursued the development of "First Generation" HTS wires and tapes using Bismuth-based materials. The Company and others have incorporated First Generation conductors into successful prototype products. Despite improvements in First Generation wires and tapes, we believe that the high cost of raw materials required for these conductors (notably, high-purity silver), the high labor content and certain performance limitations will prevent widespread commercialization of First Generation materials and devices.

         Over the past three years, we shifted our focus to "Second Generation" HTS conductors. These conductors are based on less expensive nickel alloy substrates (e.g., hastelloy, or inconel) and can be manufactured using a far less labor-intensive process than First Generation conductors. Based on these factors, and the superior mechanical and electrical performance demonstrated by Second Generation conductors, we believe these conductors can reach cost and performance levels necessary for commercialization of electric power devices. SuperPower develops Second Generation materials and electric power devices that utilize HTS materials. SuperPower intends to incorporate HTS materials into electric power devices (see "Principal Products" below) for sale primarily into the electric power utility marketplace.

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

B.       Principal Products

         (i)      Second Generation HTS Conductor

         As a pre-requisite to developing certain commercially successful HTS-based electric power devices (e.g., cables, transformers, generators and motors) we intend to develop, manufacture and sell Second Generation HTS conductor. To that end, in January 2000 we entered into a three-year Cooperative Research and Development Agreement ("CRADA") (the "LANL/ANL Agreement") with two U.S. Department of Energy national laboratories (the Los Alamos National Laboratory ("LANL") and the Argonne National Laboratory ("ANL")). Under this agreement, LANL and ANL assisted us in scaling up certain promising HTS deposition processes to commercial manufacturing levels. We were responsible for approximately half of the $2.5 million cost under the LANL/ANL Agreement, with the laboratories sharing the other half. This CRADA was successfully completed in February 2003. Based on the successful implementation of this CRADA, we executed a two-year follow-on CRADA with LANL in March 2003. The total cost of this CRADA is $3.4 million, equally shared between SuperPower and LANL. In May, 2001, we negotiated an exclusive license with LANL to certain HTS technology that we believe will provide a competitive advantage in the manufacture and sale of Second Generation HTS conductor. We also have exclusive access to technology developed under the CRADA, and the first right to negotiate an exclusive license within a field of use, for reasonable terms and conditions, to additional inventions made by the national laboratories under the LANL/ANL Agreement. In addition, we announced in June 2000 the signing of a contract with UT-Battelle for the U.S. Department of Energy ("DOE Agreement") for the first phase of a three-year project to commercialize the manufacturing process for Second Generation HTS conductors. We currently expect the project to be extended to April 2004. This contract complements the LANL/ANL Agreement and the follow-on CRADA with LANL. SuperPower and DOE will share the costs of $4.5 million project. The first phase was completed in March 2001, the second phase was completed in October 2002 and the third phase began in November 2002. The Company expects the program to continue for one more phase, comprising a total of 6 months. Also, in February 2001 the Company received $800,000 from the Dual

Use Science & Technology ("DUST") office and the Air Force Research Laboratory ("AFRL") at Wright Patterson Air Force Base to assist in the scale up of Second Generation HTS manufacturing. Based on the success achieved mid-way through the program, additional funding of $450,000 was received from the DUST office and AFRL. During this 33-month program, SuperPower will match the $1,250,000 in funding. In August 2001, the Company executed a 3-year CRADA with the AFRL at Wright Patterson Air Force Base also related to Second Generation HTS manufacturing.

         (ii)     HTS-Based Electric Power Devices

         SuperPower expects to manufacture and sell HTS materials and components for integration into products such as HTS cables, transformers and fault current limiters.

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

                           We participated in the first known practical
                  demonstration of an HTS cable in a project led by Southwire Company. The 30m, 12.5kV, 1,250A HTS power cable was commissioned in February 2000 and currently provides power to three Southwire plants.

                           In fiscal year 2002, we announced that SuperPower
                  would develop and install a First Generation power cable in an urban right-of-way in Albany, New York. In fiscal year 2003 we announced that Sumitomo Electric Industries ("SEI") would be our cable partner on the project. The New York State Energy Research and Development Authority awarded SuperPower six million dollars ($6,000,000) for this project in November 2001, and in July 2003 the US Department of Energy awarded SuperPower nearly thirteen million dollars ($13,000,000) under its Superconductivity Partnership Initiative ("SPI") program. SuperPower and SEI have agreed to share equally any costs that are not covered by third party funding ("Uncovered Cost"). While we initially targeted this as a three year effort, we expanded the project to four years to include an additional phase in which we will design, build and test a Second Generation cable prototype. The first phase of the HTS cable project is a total of 350m in length and will use First Generation conductor. The second phase is expected to substitute a 30m section of Second Generation cable for a portion of the original First Generation cable. The Second Generation conductor used in the cable will be manufactured by SuperPower. On July 1, 2003, Superpower executed an agreement with the BOC Group, Inc ("BOC"). BOC has agreed to provide the cryogenic refrigeration system for the project without participation in cost share or being otherwise reimbursed by either SuperPower or SEI. This will constitute BOC's in-kind contribution to the project and will consequently reduce SuperPower's and SEI's Uncovered Cost by an equivalent amount. The exact amount of BOC's contribution is proprietary and confidential, but is expected to be of the same order of magnitude as SuperPower's and SEI's net contribution. We expect to complete the project in 2006.

                           (b) HTS Fault Current Limiter: In the electrical
                  transmission and distribution system, a short circuit (fault condition) may result from events such as lightning striking a power line, or downed trees or utility poles. Such events create a surge of current through the electric power grid system that can cause serious damage to grid equipment. Circuit breakers are deployed within electric distribution and transmission substations to protect equipment from damage. However, due to continuing growth of power demands and increased interconnections between power distribution networks, transmission networks, and power generation sources, fault current levels are increasing to levels that exceed the original fault current interrupting capabilities of the circuit breakers. Application of HTS fault current limiters ("FCL") would reduce the available fault current to a safer level within the operating limit of existing circuit breakers, without resorting to other expensive measures such as breaker or transformer replacement, bus splitting or construction of new substations.

                           Together with General Atomics, SuperPower
                  participated in the demonstration of a distribution level HTS fault current limiter/controller in 1999. We believe that a market for the HTS fault current limiting technologies exists at higher voltage levels typical of transmission substations. SuperPower has developed proprietary matrix fault current limiter technology and has initiated a program to develop, design, manufacture and demonstrate a 138kV HTS matrix fault current limiter. In fiscal year 2003, we received a commitment of $600,000 from the Electric Power Research Institute ("EPRI") for a fault current limiter project. In July 2003, the US Department of Energy awarded SuperPower about six million, one hundred thousand dollars ($6,100,000) under its SPI program. We also reached agreement with Nexans, a global leader in the cable industry and a leading producer of melt cast materials, to participate in this project, and we are seeking additional industry partners and government funding to assist us in this effort.

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

                           Together with our partner Waukesha Electric Systems
                  (an operating unit of SPX Corporation), we successfully developed and tested a 1 MVA HTS transformer prototype using First Generation conductor. This project was completed in 1999. We currently are working with Waukesha to complete a 5/10 MVA HTS transformer prototype, also using First Generation conductor. This prototype was assembled and began factory acceptance testing during 2003. The testing is expected to be completed by the Fall of 2003. Once energized, the prototype is expected to remain at Waukesha for a sufficient period to obtain important operating data and to demonstrate reliability for utility application. There is no guarantee that this will be successful. We believe that Second Generation material will be required for commercial success of HTS transformers. In the interim, until Second Generation materials become commercially viable, further research and development will be necessary to address high voltage dielectric insulation requirements and the introduction of load tap changing capability. While we have a Product Development Agreement with Waukesha to commercialize HTS transformers, there is no commitment by either party at this point to continue the program beyond the current First Generation prototype.

         The company maintains a long-term perspective on the development of the market for HTS technology and the described devices. The company plans to continue to pace its rate of investment based on the progress of the requisite technology and the perceived willingness of industry to adopt HTS devices. As a result, any or all of the described devices and their product development schedules will be examined on a regular basis and may be readjusted to later dates or be cancelled altogether.

C.       Marketing

         The Company intends to reach the electric utility marketplace via strategic relationships with existing suppliers of electric power equipment. Under our cable project agreements with SEI and BOC, we have a first right to supply Second Generation conductor for HTS cable systems in North America and we have also agreed to explore other cable opportunities in North America. Notwithstanding our strategic relationships with SEI, BOC, Nexans and Waukesha Electric Systems, we believe it will be necessary to obtain additional strategic partners covering material supply and device integration in order for us to compete successfully. There can be no assurance that such strategic partners will be found, or that such partners will be successful in bringing any of our products to market.

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

         We believe our most significant U.S.-based competitor for HTS Second Generation conductor is American Superconductor Corporation, which has established strategic development and/or marketing relationships with a number of existing suppliers and users of electric power equipment. Internationally, competitors include Ultera (NKT/Southwire joint venture), SEI, Nexans and Furukawa for cables, and Siemens and ABB for transformers and FCL's. We also compete with SEI and Fujikura on Second Generation conductor.

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

         We do not believe Intermagnetics' current overall operations depend upon successful market acceptance of HTS-based products or devices, nor are the Company's continued operations dependent on our success in the HTS marketplace. If HTS-based products or devices do become commercially viable, however, we believe that, as a leader in superconductivity, we would benefit from participating in that market. Accordingly, while representing a relatively high-risk, long-term investment of our resources, we perceive HTS technology as being of important strategic interest.

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

E.       Patents

         We believe that our current patent landscape, together with our expected ability to obtain licenses from other parties, will provide us with sufficient access to relevant intellectual property to develop and sell HTS wires and system components consistent with our business plan. However, the patent landscape in HTS is unusually complex, and many participants are continuously filing new patents aggressively. Since the discovery of high temperature superconductors in 1986, rapid technical advances have resulted in the filing of a large number of patent applications relating to superconductivity worldwide. Many patents and patent applications overlap and are contested. A protracted interference proceeding in the U.S. regarding the fundamental Second Generation HTS composition Yttrium Barium Copper Oxygen ("YBCO") reached its conclusion in favor of Lucent Technologies Inc. However, a considerable number of intellectual property ownership issues with respect to HTS materials and processes remain contested. A number of patents and patent applications of third parties relate to our current and future products. We may need to acquire licenses for those patents, successfully contest the scope or validity of those patents, or design around patented processes or applications.

         We have obtained a non-exclusive license to Lucent Technology's HTS patent portfolio, including a license to the patent application covering YBCO. The United States Patent and Trademark Office ("USPTO") has been rendered a Notice of Allowance to Lucent's YBCO patent application and as such, it is expected to issue as a U.S. patent. We believe that the Lucent patent portfolio has been, or will be, licensed broadly on a non-exclusive basis to other HTS technology participants, including several of our competitors.

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


                            RESEARCH AND DEVELOPMENT
                            ------------------------

         Our research and development activities are important to our continued success in new and existing markets. Externally funded development programs have directly increased sales of design services and products and, at the same time, assisted in expanding our technical capabilities without burdening operating expenses. While many of our government contracts require that we share any new technology resulting from the government funded project, which includes the right to transfer such technology to other government contractors, we currently do not expect such rights to have a material adverse impact on our future operations.

         External funding covers a substantial portion of our research and development expenditures, principally from the U.S. government. In fiscal 2003, approximately 22% of total research and development activities were paid by such external programs, compared to approximately 34% in fiscal 2002 and 43% in fiscal 2001. During fiscal years 2003, 2002 and 2001, product research and development expenses in all segments, including externally funded amounts, were $16,023,000, $22,482,000 and $16,591,000, respectively. This decline in fiscal
2003 is the result of less government awards available for funding projects, primarily in the Energy Technology segment. Although it is nearly impossible to predict, the Company does not expect this trend to continue. If the trend does continue the Company will need to find alternate methods of funding, fund appropriate projects internally or revise the development schedule accordingly. Additionally, fiscal 2002 contained funding from a customer for product development that was completed early in fiscal 2003.

         In any given year, we can experience significant increases or decreases in external funding depending on our success in obtaining funded contracts.


                                   INVESTMENTS
                                   -----------


         See Note D of the Notes to Consolidated Financial Statements included in response to Item 8 for a description of our investments.


                                    PERSONNEL
                                    ---------

         On May 25, 2003, we employed 521 people.

         There is great demand for trained scientific and technical personnel as well as for key management personnel, and our growth and success will require us to attract and retain such personnel. Many of the prospective employers of such personnel are larger and have greater financial resources than the Company and may be in a better position to compete for prospective employees.


                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

         At the end of fiscal 2003, the executive officers of the Company were:

Name                                        Position                                             Age
----                                        --------                                             ---
Glenn H. Epstein                            Chairman and Chief Executive Officer                 45


Michael K. Burke                            Executive Vice President and                         45
                                            Chief Financial Officer

Leo Blecher                                 Sector President - MRI                               57

Philip J. Pellegrino                        Sector President - Energy Technology                 54

David E. Thielman                           Vice President and General Manager -                 47
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

         David E. Thielman was appointed Vice President and General Manager of IGC-Polycold Systems Inc. on January 8, 2002. Mr. Thielman previously served in progressively responsible engineering and senior management positions in his 13 year career with Milwaukee-based APW Corporation. At APW, he was appointed general manager of the company's Dallas and Austin, Texas, facilities. Prior to APW, he worked for 10 years at The Trane Company in LaCrosse, Wisconsin, where he began his career.


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

         IGC-MAI leases approximately 24,000 square feet in a multi-tenant building located in the Milwaukee County Research Park's Technology Innovation Center (the "Research Park"). Approximately 9,000 square feet are used for office space with the remaining space dedicated to lab, assembly, shipping and material storage. The lease expires in August 2004.

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

                                               Closing Prices
                                               --------------
------------------------------------------------------- -------------------------- --------------------------
Fiscal Year 2003                                                             High                        Low
----------------                                                             ----                        ---
------------------------------------------------------- -------------------------- --------------------------
Quarter Ended August 25, 2002                                             24.9400                    11.5700
------------------------------------------------------- -------------------------- --------------------------
Quarter Ended November 24, 2002                                           20.2300                    13.8300
------------------------------------------------------- -------------------------- --------------------------
Quarter Ended February 23, 2003                                           21.9600                    15.8400
------------------------------------------------------- -------------------------- --------------------------
Quarter Ended May 25, 2003                                                19.9700                    15.1000
------------------------------------------------------- -------------------------- --------------------------

------------------------------------------------------- -------------------------- --------------------------
Fiscal Year 2002
------------------------------------------------------- -------------------------- --------------------------
Quarter Ended August 26, 2001    (1)                                      36.6000                    25.4900
------------------------------------------------------- -------------------------- --------------------------
Quarter Ended November 25, 2001                                           32.7500                    18.2600
------------------------------------------------------- -------------------------- --------------------------
Quarter Ended February 25, 2002                                           28.4200                    21.9600
------------------------------------------------------- -------------------------- --------------------------
Quarter Ended May 26, 2002                                                27.2500                    22.1000
------------------------------------------------------- -------------------------- --------------------------

_______________________
(1) The closing prices have been adjusted to reflect a two percent stock dividend distributed on August 31, 2001 to shareholders of record on August 14, 2001.

There were approximately 1,286 holders of record of Common Stock as of August 15, 2003. The Company has not paid cash dividends in the past ten years, and it does not anticipate that it will pay cash dividends or adopt a cash dividend policy in the near future. On July 26, 2001, the Company announced that after August 2001, it was discontinuing its policy of granting annual stock dividends. Under the Company's bank agreements, prior bank approval is required for cash dividends in excess of the Company's net income for the year to which the dividend pertains.

The remaining information called for by this item relating to "Securities authorized for issuance under equity compensation plans" is reported in Note N of the Notes to Consolidated Financial Statements included in response to Item 8.

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

                                    (Dollars in Thousands Except Per Share Amounts)
---------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
For the Fiscal Year Ended          May 25, 2003      May 26, 2002      May 27, 2001     May 28, 2000      May 30, 1999
---------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
---------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
Net Sales                                  $147,405          $153,294         $138,157          $112,772         $102,871
---------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
Gross Margin                                 57,387            61,901           58,528            40,766           32,739
---------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------

---------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
Income (loss) before                         22,844            30,275           18,026            10,506           (8,241)
  Income taxes
---------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------

---------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
Net income (loss)                            14,917            20,589           11,067             6,452           (7,029)
---------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
Per common share:
---------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
  Basic                                        0.90              1.26         (c) 0.72          (c) 0.48        (c) (0.54)
---------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------

---------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
  Diluted                                      0.88              1.19         (c) 0.67          (c) 0.45            (0.54)
---------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------

---------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
At End of Fiscal Year                    2003              2002             2001              2000             1999
---------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------

---------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
Working Capital                            $108,285           $93,113          $60,370           $44,816          $34,389
---------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
Total Assets                                185,313           177,225          152,158           127,977          125,458
---------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
Long-Term debt
  (net of current maturities)                 4,384             4,668            6,185            26,524           26,631
---------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
Retained Earnings / (accumulated
deficit)                                     30,916            15,999           (4,590)           (6,159)          (8,061)
---------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
Shareholders' Equity                        154,378           147,394          115,015            78,463           72,173
---------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------

_____________________

(a) Income (loss) per common share has been computed during each period based on the weighted average number of shares of Common Stock outstanding plus dilutive potential common shares (where applicable).

(b) The Company did not pay a cash dividend on its Common Stock during any of the periods indicated.

(c) Net income (loss) per common share has been restated to give effect to the 2% stock dividend distributed in August 2001, 3% stock dividend distributed in August 2000, and 2% stock dividend distributed in September 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

         Intermagnetics General Corporation ("Intermagnetics", "Company", "we" or "us') makes forward-looking statements in this document. Typically, we identify forward-looking statements with words like "believe," "anticipate," "perceive," "expect," "estimate" and similar expressions. Unless a passage describes a historical event, it should be considered a forward-looking statement. These forward-looking statements are not guarantees of future performance and involve important assumptions, risks, uncertainties and other factors that could cause the Company's actual results for fiscal year 2004 and beyond to differ materially from those expressed in the forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other assumptions, risks, uncertainties and factors disclosed throughout our Annual Report on Form 10-K.

         Except for our continuing obligations to disclose material information under federal securities laws, we are not obligated to update these forward-looking statements, even though situations may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

         The Company's discussion and analysis of its financial condition and results of operations are based upon, in part, the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect assets, liabilities, revenues, expenses and related disclosure of contingent liabilities.

         The Company recognizes revenue and profit on long-term development contracts based upon actual costs incurred plus earned profit when these costs are less than the milestone value and the milestone has been achieved, or milestone value when the actual costs exceed the milestone value. These contracts typically provide engineering services to achieve a specific scientific result relating to superconductivity. Some of these contracts require the Company to contribute to the development effort. The customers for these contracts are both commercial customers and various state and federal government agencies. When government agencies are providing funding we do not expect the government to be a significant end user of the resulting products. Therefore, the Company does not reduce Internal Research and Development by the funding received. When it appears probable that estimated costs will exceed available funding, and the Company is not successful in securing additional funding, the Company records the estimated additional expense before it is incurred.

          In certain instances, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, on product that is complete and ready to ship for which our customer has requested a delay in delivery. In these cases, all the criteria for revenue recognition have been met including, but not limited to: the customer has a substantial business purpose, there is a fixed delivery date, title and risk of loss has transferred to our customer, the product is complete and ready for shipment, and the product has been segregated and is not available to be used to fill other orders. Upon notification from our customer the product is shipped to the stated destination. As of May 25, 2003, May 26, 2002 and May 28, 2001 these systems comprised approximately 2.7%, 1.1% and 0.4% of consolidated annual revenue respectively. The increase in this percentage is reflective of increased sales destined for the North America or Asia. We expect this trend to increase slightly or begin to level off over the next few fiscal years.

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

         The Company records an investment impairment charge on available-for-sale securities when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment. During fiscal year 2003 the Company sold all remaining shares of Ultralife Batteries Inc. Therefore, as of May 25, 2003 the Company had no remaining available-for-sale securities.

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

         Through February 25, 2001, the Company reported its operations in four segments: Electromagnetics, Low-Temperature Superconductors, Refrigeration, and Energy Technology. The change to these segments reflects our continued focus on commercial market applications of core technology. The resulting reporting segments are intended to relate to the primary markets which each serve. Prior year segment data has been reclassified to conform to current year presentation. Through October 2000, the Refrigeration Segment included a refrigerant business that we exited for strategic reasons.

         Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The Company evaluates the performance of its reportable segments based on operating income
(loss). The Company operates on a 52/53-week fiscal year ending the last Sunday during the month of May.

         We also have a foreign sales corporation located in Barbados, which remains active until legislation is finalized as a result of the Extraterritorial Income Exclusion Act of 2000. The Act provides for an exclusion from gross income of a percentage of income attributable to certain activities performed outside the United States. This exclusion is designed to parallel the treatment of foreign-sourced income by other countries and contains no requirement for a separate foreign entity to obtain the benefit.

RESULTS OF OPERATIONS
---------------------

         During the year ended May 25, 2003 sales decreased 3.8% or $5.9 million, to $147.4 million. Divested businesses represent $10.8 million of the sales decline. For the year ended May 26, 2002, sales increased by 11.0% or $15.1 million, to $153.3 million, compared with an increase of 22.5% for the preceding year.

         During the year ended May 25, 2003 sales of the MRI segment increased $2.3 million or 1.8% to $125.1 million. Offsetting this increase is a decrease of $2.1 million related to the disposed wire business in the prior year. The increase in the current year is primarily related to increased demand, by Philips Medical Systems (PMS), and other customers for higher field strength magnets ($6.5 million), partially offset by a reduced demand for RF coils as a result of industry consolidation ($2.2 million). During the prior year, sales of the MRI segment increased by $28.9 million, or 30.7%, primarily a result of increased product demand, by PMS as well as other customers ($34.2 million). This increase more than offset a decline of $5.5 million in sales of low-temperature superconducting wire resulting from the sale of essentially all of the assets of IGC-AS. During the year ended May 27, 2001, MRI segment sales increased by $16.4 million, or 21.2%, most of which was a result of strong demand by PMS and the transfer of magnet production from our former French joint venture (AISA) for the entire year, versus only a partial year in fiscal 2000. These increases more than offset a decline in sales of low- temperature superconducting wire to external customers, as more of the total wire production was devoted to internal needs.

         During the fiscal year ended May 25, 2003, sales of the Instrumentation segment declined $6.3 million, or 23.4%, to $20.6 million. A decline in sales of $8.7 million related to the divesture of IGC-APD was partially offset by an increase in sales of $2.4 million, related to increased customer demand for vacuum and imaging products from the Pacific Rim. The economic slowdown continues to curtail demand from most other parts of the world. During the prior year, sales of the Instrumentation segment decreased by $15.7 million, or 36.8%, to $26.9 million from $42.6 million. Approximately $8.0 million of the total decline from fiscal 2001, resulted from a decrease in product demand for refrigeration equipment caused, in part, by a slow down in the economy. In addition, we experienced unusually high sales in this segment in the prior fiscal year. Another $6.4 million of the decline was related to the divestiture of IGC-APD and the relocation of our San Rafael, California plant to a new modern facility in Petaluma, California. During the period ended May 27, 2001, sales of Instrumentation products increased by $9.0 million, or 26.9%, resulting from a large increase in demand for the Company's refrigeration equipment in areas such as optical filters used to increase capacity of the data transmitted on fiber optic cable networks. This increase was partially offset by a $3.8 million, or 75.1 % decline in the sale of refrigerants resulting from our decision to exit the refrigerant business.

         During the fiscal year ended May 25, 2003, sales in the Energy Technology segment declined $1.8 million, or 50.7% to $1.8 million. This decline is primarily related to reduced third party funding for superconducting projects primarily related to HTS devices. In the prior year, sales in the Energy

Technology segment increased by $2.0 million, or 121.4%, to $3.6 million primarily from increased outside funding for superconducting devices. The Company continues to focus its efforts on successfully manufacturing second-generation superconductor and first generation devices. During the year ended May 27, 2001 sales in the Energy Technology segment were essentially unchanged at $1.6 million. The Company believes, in general, that first generation conductors (consisting of ceramic compounds in a silver matrix) will be unable to achieve cost and performance targets necessary to make devices produced with this material economically feasible. Accordingly, we are developing conductors in which the superconducting compounds are deposited on a lower-cost substrate. While they have not yet resulted in increased sales, we have developed important relationships and cooperative agreements for the pursuit of this approach, and we continue to seek additional partners to assist in the development and marketing of these products.

         During the year ended May 25, 2003 gross profit decreased $4.5 million or 7.3% to $57.4 million. Included in this decline is $6.1 million related to businesses which were divested in the prior year. Approximately $2.9 million of the increase is related to improved magnet mix and nearly $400,000 is related to increased customer demand for vacuum products partially offset by decreased sales, and related gross profit of RF coils ($1.2 million) and customer funding of research and development projects ($470,000). Additionally, active cost reduction programs contributed favorably to the gross profit during the fiscal year. Gross profit in fiscal 2002 increased $3.4 million to $61.9 million. About $14.4 million is related to increased customer demand, active cost reduction programs and improved product mix from magnet systems and additional customer funding for research and development. These increases were offset by a reduction of $4.6 million resulting from disposed businesses mentioned previously as well as a decrease of about $5.9 million relating to reduced demand for instrumentation products. Additionally, prior year margin had the benefit of $1.4 million of inventory recovered from the related restructuring recorded in fiscal 2000. As a percent of sales, margins decreased to 40% from 42%. During fiscal 2001 gross profit increased $17.8 million to $58.5 million. This increase included $1.4 million benefit from the recovery of inventory written off in restructuring. The remaining increase was due principally to the significant increase in sales, coupled with an improved mix of sales in both RF coils and instrumentation. In addition, the substantial reduction in refrigerant sales resulting from the previously described decision to exit that business helped improve gross margins, as these were low-margin sales.

         During fiscal 2003 research and development decreased $2.4 million or 16.1% to $12.5 million. Included in this decline is $1.8 million of research and development related to divested businesses incurred in the prior year. The remaining decline of $600,000 is related primarily to decreased spending, as development programs begin the transition into manufacturing mostly in the MRI segment. Most other segments were flat compared to last year. During fiscal 2002 product research and development increased $5.3 million or 55.7% to $14.9 million. Approximately $2.4 million of this increase was a result of increased efforts of the MRI segment relating to new magnet and RF coil designs. Another $2.6 million is related to our efforts to develop second-generation superconductor and first-generation devices for the Energy Technology market. We view this as a longer-term investment that is not expected to generate near-term sales. Finally, in fiscal 2002 the Company increased research and development in the Instrumentation segment by about $300,000. This effort is dedicated to understanding our customer's needs and creating products to satisfy those needs. During fiscal 2001 product research and development increased by 52.1 % to $9.5 million, from $6.3 million in fiscal 2000. Substantially all of the increase was due to programs to develop new magnet systems, new refrigeration applications to broaden the Instrumentation product line and a substantial increase in our High Temperature Superconductors (HTS) activities in the Energy Technology segment.

         Marketing, general and administrative expense declined $5.8 million or nearly 22.8% to $19.6 million. Included in this decline is $2.6 million related to divested businesses. The most significant decline came from the MRI segment ($1.8 million) related to reduced spending for salaries and benefits, consulting and employment related expenses. Instrumentation segment spending declined about $900,000 related to costs included in the prior year for relocating to Petaluma, California. Finally, the Energy Technology segment declined about $425,000 due to lower market research and business development costs in fiscal 2003. During fiscal 2002 marketing, general and administrative expenses decreased by about $1.8 million, or 6.7%. The majority of this decrease is related to the divestitures of IGC-AS ($490,000) and IGC-APD ($1.5 million). Spending in the MRI segment declined $240,000 from prior year as a result of reduced selling expenses and legal fees related to patent defense. These reductions were partially offset by increased spending for information technology, primarily related to increased staffing. Instrumentation spending increased $450,000 as a result of re-organizing and rebuilding the sales and marketing departments of this segment. Additionally, fiscal 2002 did not include spending of about $220,000 related to the refrigerant business that was exited in fiscal 2001. Finally, there was modest increase of about $110,000 spending from the Energy Technology segment in fiscal 2002 related to increased staffing. In fiscal 2001 expenses increased by about $4.2 million or 18.0%. In addition to a substantial increase in the level of expenditures devoted to the Energy Technology segment, we also had higher costs resulting from increased staff levels and other associated expenses. In addition, we had higher consulting and stock-based compensation costs and certain expenditures associated with a termination of the company's traditional defined benefit pension plan and subsequent transition to a fixed, defined contribution plan.

         During fiscal 2003 amortization of intangible assets declined $138,000 primarily due to certain intangibles becoming fully amortized. During fiscal 2002 amortization of intangible assets decreased $ 1.1 million as a result of the adoption of Statement of Accounting Standard No. 142, "Goodwill and Other Intangible Assets." During fiscal 2001 amortization of intangible assets increased by about $ 1.1 million resulting from a full year of amortization of the intangible assets acquired in connection with the acquisition of production rights our AISA joint venture.

         During fiscal 2003, despite reduced sales, operating income improved to $23.4 million or 19.4% from $19.6 million in fiscal 2002. Essentially this was achieved by controlling non-essential costs and aggressive implementation of product cost reduction strategies. Divested businesses had little effect on operating income between years. During fiscal 2002, operating income increased about $1.0 million or 5.4% to $19.6 million. This increase includes the effect of the divestiture of certain businesses, expenses related to the transfer of mixed gas and the move of our San Rafael California plant to Petaluma California. During fiscal 2001, operating income more than doubled to $18.6 million due primarily to the much higher level of sales and gross margins.

         During fiscal 2003 interest and other income decreased nearly $500,000 or 23.8% to $1.5 million from nearly $2.0 million in the previous year. This decrease is primarily related to the prior year containing $540,000 of income from the sale of a product line. Interest income remained relatively consistent with fiscal 2002. During fiscal 2002, interest and other income increased about $600,000 or 42.4% to nearly $2.0 million. This increase is due primarily to the sale of a product line as well as increased cash. During fiscal 2001 interest and other income increased nearly $200,000 or 17.0% related to increased cash. Interest expense during fiscal 2003 decreased $159,000 or 24.3% to nearly $500,000. This decrease is related to the divesture of IGC-APD and its associated mortgage. During fiscal 2002 interest expense decreased $1.3 million or 67.2% to $650,000 as a result of the conversion of our subordinated debentures in fiscal 2001. During fiscal 2001 interest expense was essentially the same as the prior year.

         On October 24, 2001, we divested our low-temperature superconducting
(LTS) materials business, IGC-Advanced Superconductors of Waterbury, Connecticut, for more than $33.5 million. The purchase price consisted of a $4 million note, payable in October 2003, and the balance in cash. The agreement between Intermagnetics and Outokumpu Copper Products Oy, a subsidiary of the Outokumpu Group of Finland, also included a six-year strategic supply arrangement that expanded Outokumpu's existing superconducting materials business. Intermagnetics will purchase from Outokumpu a substantial portion of its internal LTS wire requirements, primarily for manufacturing superconducting magnet systems for magnetic resonance imaging systems. Intermagnetics will receive up to an additional $4 million if it attains specified levels of LTS wire purchases over the first two years of the agreement. During the first year of the agreement, we did not attain wire procurement levels sufficient to earn the extra payment. Excluding that payment, the sale resulted in a one-time pre-tax gain of approximately $15.4 million in fiscal 2002. Additionally, the Company recorded stock based compensation expense of $795,000 related to the sale.

         On February 5, 2002, the Company sold the stock of its subsidiaries IGC-APD Cryogenics, Inc. and IG-Europe, Ltd. The sale was subject to a stock purchase agreement between the Company and Sumitomo Heavy Industries (SHI) of Japan dated January 7, 2002. The sale to SHI included only the helium related assets of these subsidiaries and the assumption of related liabilities. The purchase consideration was arrived at by arms length negotiation and consisted of $9.5 million in cash paid on February 5, 2002. The Company was also able to withdraw an additional $1.2 million in cash prior to closing. The net pretax gain from the sale was $10,000. The agreement included a six-year strategic supply agreement under which the Company will purchase from SHI shield coolers it requires internally, primarily for manufacturing superconducting magnet systems. The mixed-gas portion of the refrigeration systems business, previously conducted at IGC-APD, was transferred and integrated into IGC-Polycold, Inc. Additionally, the Company recorded stock based compensation expense of $528,000 related to the sale.

         In connection with these divestitures the Company has established a liability for environmental remediation and penalties of approximately $2.0 million. At May 25, 2003 approximately $1.9 million remains on the Company's balance sheet.

         In October 2002, (fiscal 2003) the Company sold its remaining 827,153 shares of Ultralife Batteries, Inc. for total proceeds of approximately $1.3 million with a gross realized loss of approximately $2.1 million. In connection with the sale, net unrealized holding loss of $628,000 has been reclassified from accumulated other comprehensive income.

          During fiscal 2002 the Company evaluated the probability of realizing the value of our investments in Ultralife Batteries Inc. and Kryotech. As a result, the Company determined these investments were impaired and accordingly wrote down Ultralife Batteries Inc. to its then current market value as of November 23, 2001 and Kryotech to zero, its then estimated value. The write down amounted to $6.3 million and was due to a decline in fair market value of these investments, which, in the opinion of management, was other than temporary.

         Additionally, during fiscal 2003 the Company received $537,000 as a result of a favorable settlement of trade litigation.

         During fiscal 2003 the company had an effective income tax rate of 34.7% compared to a 32.0% rate in fiscal 2002. The increase in rate is primarily related to the ability to use certain capital losses to partially offset capital gains associated with the sale of IGC-AS in fiscal 2002. The Company expects to maintain the 34.7% rate during fiscal 2004. During fiscal 2002 the effective income tax rate was 32.0% compared to a 38.6% income tax rate in fiscal 2001. This decrease in the effective income tax rate is related to the ability of the company to use certain capital losses to partially offset capital gains associated with the sale of IGC-AS in fiscal 2002 as well as more effective use of the Extraterritorial Income Regime. The effective income tax rate during fiscal 2001 was 38.6% essentially the same as fiscal 2000.

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and capital gains during the periods in which those temporary differences become deductible. Management considers projected future taxable income, the character of such income and tax planning strategies in making this assessment. The Company had Federal taxable income of approximately $24,100,000 in fiscal 2003, $28,800,000 in fiscal 2002 and $14,200,000 in fiscal 2001. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the remaining deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

         Looking forward, during fiscal 2004, we expect to reduce our investment, while significantly advancing the research in Energy Technology, primarily through additional funding, as we develop products for external market commercialization, which we believe will be about the middle of the decade. This increase is primarily related to our ability to secure additional funding from outside sources, primarily the United States government. Additionally, the Company is seeking partners with enhancing technology to participate in our projects in order to share both costs and technology, as demonstrated in the Cable Project. We expect sales to increase slightly, primarily from Energy Technology and Instrumentation segments. Sales from the MRI segment are expected to temporarily decline and inventories to slightly increase as a result of changing supply-chain management logistics at PMS. Additionally, we expect the anticipated abnormally low first quarter will result in the upcoming 2004 fiscal year being below our stated long-term performance targets, but we anticipate this correction will position the company for above average growth rates in subsequent years. A portion of this growth is expected to come from sales related to high field (3.0T) and open magnet systems as well as new products being developed at IGC-Medical Advances and IGC- Polycold. These products are continuously being developed. Our customers are intimately involved in the definition and development of these products. Additionally, the Company has an active cost cutting program in each of its divisions to increase earnings. These expectations are based on the following assumptions, among others:

            o Third party funding is available for Energy Technology to continue its research;
            o Partners are available to help offset some of the unfunded costs related to this research;
            o  The market for MRI systems continues to grow;
            o Customer acceptance of the new products being developed throughout the Company;
            o Order trends for MRI magnets improve towards the second half of the year;
            o New products achieve the level of growth and market acceptance expected;
            o  The economy doesn't cause any pullback in Instrumentation orders;
            o Low cost competitors of our products are unable to gain a substantial share of the market;
            o The Company is able to locate and retain qualified people for various positions;

            o A continuation of the increased demand from the Pacific Rim for products of the Instrumentation segment; and
            o We are able to maintain gross margins through continued production cost reductions and manufacturing efficiencies.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          For the fiscal year ended May 25, 2003 the Company generated $26.6 million in cash from operations compared to $14.7 million in the previous year. This cash was primarily generated from improved operating activities. The most significant contribution came from the net reduction in inventory, pre-paid expenses and other assets of $5.2 million. Almost all sectors are reporting lower inventory but the largest contributor is the MRI sector. This reduction is the result of an expected slow down in the first quarter of fiscal 2004 associated with the supply-chain management logistics with PMS. Investing activities required $2.9 million in the current year and generated $28.7 million in the prior year. Purchases of property, plant and equipment declined about $7.3 million from the previous year. The previous year included significant capital expenditures related to production equipment and equipment used in research and development as well as the tenant fit-up costs related to our new Petaluma, California facility. Additionally, in the prior year, investing activities provided $39.0 million from the sale of divisions. In the current year we used $8.7 million for financing activities compared to cash provided of $2.6 million in the prior year. Proceeds from the sale of common stock and the exercise of stock options were below last year's $4.3 million by about $3.3 million. This decline is a result of a general downturn in the stock market which negatively affected the company's share price. In July 2002, approximately $2.9 million was provided to employees in the form of a loan for the purchase of Company stock through the Executive Stock Purchase program. Approximately $6.5 million was used for the purchase of Treasury shares. Principal payments on notes payable declined about $2.2 million in the current year to $267,000, due to the divestiture of IGC-APD and its associated mortgage during fiscal year 2002. For the twelve months ended May 25, 2003 the Company had a cash balance of $88.5 million, an increase of about $15.0 million from the same period last year.

         See the consolidated statement of cash flows, located elsewhere in this report, for further details on sources and uses of cash.

         Our capital and resource commitments at August 11, 2003 consisted of capital equipment commitments of $4,104,000.

         We have a $50 million unsecured line of credit with three banks. Borrowings under the line bear interest at the London Interbank Offered Rate (LIBOR) or prime plus an applicable margin at our option. The credit line expires in October 2004. There are currently no borrowings under the credit line.

         We believe we have adequate resources to meet our needs for the short-term from our existing cash balances, our expected cash generation in fiscal 2004, and our line of credit. Longer-term, with substantial increases in sales volume and/or unusually large research and development or capital expenditure requirements to pursue new opportunities in the Energy Technology segment, or to meet business development opportunities related to acquisitions requiring expansion financing we could need to raise additional funds. We would expect to be able to do so through additional lines of credit, public offerings or private placements of securities. However, in the event funds were not available from these sources, or on acceptable terms, we would expect to manage our growth within the financing available.

         Inflation has not had a material impact on our financial statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

         The Company's exposure to market risk through derivative financial instruments and other financial instruments, such as investments in short-term marketable securities and long-term debt, is not material. The financial instruments of the Company that are interest rate dependent are an unsecured line of credit and a mortgage payable. The Company manages interest rates through various methods within contracts. On its mortgage payable, the Company negotiated an "interest rate swap" agreement that, in effect, fixes the rate at 6.88%. With respect to its unsecured line of credit, the Company may elect to apply interest rates to borrowings under the line which relate to either the London Interbank Offered Rate or prime, whichever is most favorable. (See Note E of the Notes to Consolidated Financial Statements included in response to Item 8 for more details regarding these instruments.) The Company's objective in managing its exposure to changes in interest rates is to limit the impact of changing rates on earnings and cash flow and to lower its borrowing costs. Additionally, the Company makes certain estimates about inventory value, collectability of accounts receivable, warranty expense and market acceptance of new product under development. We use factors such as probability of use, ability of a customer to pay, historical experience of product repair and customer need and or acceptance of new products in making the associated estimates. These estimates are believed to be reasonable and based on information available at the time the estimate is made.

         The Company does not believe that its exposure to commodity and foreign exchange risks are material. We limit our exposure to these risks by denominating contracts, such as our contract with PMS, in U.S. dollars.

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors called for by Item 10 of Form 10-K will be set forth under the heading "Election of Directors" in the Company's definitive proxy statement relating to the 2003 Annual Meeting of Shareholders (the "Proxy Statement"), and is hereby incorporated herein by reference.

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

1.        Financial Statements
          --------------------

         Report of Independent Accountants

         Consolidated Balance Sheets as of May 25, 2003 and May 26, 2002

         Consolidated Income Statements for fiscal years ended May 25, 2003, May 26, 2002 and May 27, 2001

         Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) for fiscal years ended May 25, 2003, May 26, 2002 and May 27, 2001

         Consolidated Statements of Cash Flows for the fiscal years ended May 25, 2003, May 26, 2002 and May 27, 2001

         Notes to Consolidated Financial Statements

2.       Financial Statement Schedule
         ----------------------------

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

         3.1           Restated Certificate of Incorporation (1) (Exhibit 3)

         3.2           By-laws, as amended (2) (Exhibit 3.1)

Instruments defining the rights of security holders, including indentures

         4.1           Form of Common Stock certificate (8) (Exhibit 4.1)

         4.2 Loan and Agency Agreement among Intermagnetics General Corporation, IGC-APD Cryogenics Inc., IGC-Polycold Systems, Inc., IGC-Superpower, LLC, Medical Advances, Inc. and First Union National Bank and the other banks party hereto with First Union National Bank, as agent and JP Morgan Chase Bank, as successor to the Chase Manhattan Bank, as syndication agent and Keybank National Association, as documentation agent dated September 19, 2001 (8) (Exhibit 4.2)

Material Contracts


+        10.1          Employment Agreement dated July 23, 2002 between
                       Intermagnetics General Corporation and Glenn H. Epstein
                       (8) (Exhibit 10.1)

+        10.2          Employment Agreement dated October 19, 2001 between
                       Intermagnetics General Corporation and Philip J.
                       Pellegrino (8) (Exhibit 10.2)

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

+        10.10         2000 Stock Option and Stock Award Plan (7) (Appendix A)

+        10.11         Restricted Stock Unit Agreement between Intermagnetics
                       General Corporation and Glenn H. Epstein (9)
                       (Exhibit 10.1)

*+       10.12         Restricted Stock Unit Agreement between Intermagnetics
                       General Corporation and Leo Blecher

*+       10.13         Restricted Stock Unit Agreement between Intermagnetics
                       General Corporation and Michael K. Burke

*+       10.14         Restricted Stock Unit Agreement between Intermagnetics
                       General Corporation and Philip J. Pellegrino

*+       10.15         Restricted Stock Unit Agreement between Intermagnetics
                       General Corporation and David E. Thielman

*+       10.16         SuperPower Inc. Equity Compensation Plan

*+       10.17         2003 Director Compensation Plan


Subsidiaries of the registrant

*        21            Subsidiaries of the Company

Consents of experts and counsel

*        24            Consent of PricewaterhouseCoopers LLP with respect to the
                       Registration Statements Numbers 2-80041, 2-94701,
                       33-2517, 33-12762, 33-12763, 33-38145, 33-44693,
                       33-50598, 33-55092, 33-72160, 333-10553, 333-42163,
                       333-75269 and 333-64822 on Form S-8.

Certifications of Chief Executive Officer and Chief Financial Officer

*        99.1          Certification of Chief Executive Officer pursuant to 18
                       U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*        99.2          Certification of Chief Financial Officer pursuant to 18
                       U.S.C. Section 1350, as added by Section 906 of the
                       Sarbanes-Oxley Act of 2002.
_______________________________________________________

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

         (7) Exhibit incorporated herein by reference to the Proxy Statement dated September 25, 2000 for the 2000 Annual Meeting of Shareholders.

         (8) Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 26, 2002.

         (9) Exhibit incorporated herein by reference to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended February 23, 2003.

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

         (b)      REPORTS ON FORM 8-K

         On May 15, 2003, we furnished a report on Form 8-K containing (a) a press release relating to earnings guidance with respect to the fourth quarter of the fiscal year ending May 25, 2003 and preliminary earnings guidance with respect to Fiscal Year 2004; (b) a press release announcing the modification of the Company's supply agreement with Philips Medical Systems; and (c) the text of the conference call presentation held on May 15, 2003. On July 17, 2003 we furnished a report on Form 8-K containing a press release announcing the Company's financial results for the fourth quarter and full fiscal year 2003.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERMAGNETICS GENERAL CORPORATION

Date: August 25, 2003
                                        By: Glenn H. Epstein
                                            ------------------------------------
                                            Glenn H. Epstein
                                            Chairman and Chief Executive Officer

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

Name                                        Capacity                                    Date
---------------------------------------------------------------------------------------------------
Glenn H. Epstein                            Chairman and                            August 25, 2003
--------------------                        Chief Executive Officer
Glenn H. Epstein                            (principal executive
                                            officer)

Michael K. Burke                            Executive Vice President and            August 25, 2003
--------------------                        Chief Financial
Michael K. Burke                            Officer (principal financial
                                            and accounting officer)

John M. Albertine                           Director                                August 25, 2003
--------------------
John M. Albertine

Larry G. Garberding                         Director                                August 25, 2003
--------------------
Larry G. Garberding

Michael E. Hoffman                          Director                                August 25, 2003
--------------------
Michael E. Hoffman

James S. Hyde                               Director                                August 25, 2003
--------------------
James S. Hyde

Thomas L. Kempner                           Director                                August 25, 2003
--------------------
Thomas L. Kempner

Sheldon Weinig                              Director                                August 25, 2003
--------------------
Sheldon Weinig

CERTIFICATIONS
--------------

I, Glenn H. Epstein, certify that:

     1. I have reviewed this annual report on Form 10-K of Intermagnetics General Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 25, 2003
                                           Glenn H. Epstein
                                           -------------------------------------
                                           Glenn H. Epstein
                                           President and Chief Executive Officer

CERTIFICATIONS
-------------

I, Michael K. Burke, certify that:

     1. I have reviewed this annual report on Form 10-K of Intermagnetics General Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 25, 2003
                                                    Michael K. Burke
                                                    ----------------------------
                                                    Michael K. Burke
                                                    Executive Vice President and
                                                    Chief Financial Officer

                             1. Financial Statements

                         Report of Independent Auditors


To the Board of Directors and
Stockholders of Intermagnetics General Corporation:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Intermagnetics General Corporation and its subsidiaries at May 25, 2003 and May 26, 2002, and the results of their operations and their cash flows for each of the three years in the period ended May 25, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note O and P to the consolidated financial statements, on May 28, 2001 the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standard No. 133, "Accounting For Derivative Instruments and Hedging Activities."




PricewaterhouseCoopers LLP



Albany, New York
July 15, 2003

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

                                                                                    May 25,           May 26,
                                                                                     2003              2002
                                                                                   --------          --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                        $ 88,514          $ 73,517
  Trade accounts receivable, less allowance
    (May 25, 2003 - $223; May 26, 2002 - $293)                                       23,864            20,612
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                                   188               428

  Inventories:
    Consigned products                                                                  339             2,799
    Finished products                                                                   589               659
    Work in process                                                                   6,002             7,405
    Materials and supplies                                                            7,280             9,054
                                                                                   --------          --------
                                                                                     14,210            19,917
  Deferred income taxes                                                                 619             1,497
  Note receivable                                                                     3,959
  Prepaid expenses and other                                                          2,756             2,037
                                                                                   --------          --------
    TOTAL CURRENT ASSETS                                                            134,110           118,008


PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                               1,128             1,128
  Buildings and improvements                                                         12,172            12,172
  Machinery and equipment                                                            38,461            34,642
  Leasehold improvements                                                              3,785             3,705
                                                                                   --------          --------
                                                                                     55,546            51,647
  Less accumulated depreciation and amortization                                     27,160            23,310
                                                                                   --------          --------
                                                                                     28,386            28,337

INTANGIBLE AND OTHER ASSETS
  Available-for-sale securities                                                                         2,833
  Goodwill                                                                           13,750            13,750
  Other intangibles, less accumulated amortization
     (May 25, 2003 - $7,460; May 26, 2002 - $5,619)                                   6,928             8,759

  Note receivable                                                                                       3,861
  Other assets                                                                        1,881             1,677
                                                                                   --------          --------

    TOTAL ASSETS                                                                   $185,055          $177,225
                                                                                   ========          ========

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

                                                                                    May 25,           May 26,
                                                                                     2003              2002
                                                                                   --------          --------
LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                                $    284          $    267
  Accounts payable                                                                    9,276             7,816
  Salaries, wages and related items                                                   7,698             7,221
  Customer advances and deposits                                                        544             1,007
  Product warranty reserve                                                            1,466             1,326
  Accrued income taxes                                                                  821             2,332
  Other liabilities and accrued expenses                                              4,156             4,926
                                                                                   --------          --------
    TOTAL CURRENT  LIABILITIES                                                       24,245            24,895

LONG-TERM DEBT, less current portion                                                  4,384             4,668
DEFERRED INCOME TAXES                                                                 1,453
DERIVATIVE LIABILITY                                                                    469               268


SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      May 25, 2003 - 17,538,762 shares;
      May 26, 2002 - 17,333,459 shares;                                               1,754             1,733

  Additional paid-in capital                                                        138,974           137,419
  Notes receivable from employees                                                    (3,725)             (799)

  Retained earnings                                                                  30,916            15,999
  Accumulated other comprehensive loss                                                 (514)             (906)
                                                                                   --------          --------
                                                                                    167,405           153,446
  Less cost of Common Stock in treasury
    May 25,  2003 - 1,112,597 shares
    May 26, 2002 - 671,316 shares                                                   (12,901)           (6,052)
                                                                                   --------          --------
                                                                                    154,504           147,394
                                                                                   --------          --------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $185,055          $177,225
                                                                                   ========          ========





See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

                                                                       Fiscal Year Ended
                                                           ----------------------------------------
                                                            May 25,         May 26,         May 27,
                                                             2003            2002            2001
                                                           --------        --------        --------
Net sales                                                  $147,405        $153,294        $138,157

Cost of products sold                                        90,018          91,393          80,990
Inventory (recovered) in restructuring                                                       (1,361)
                                                           --------        --------        --------
                                                             90,018          91,393          79,629
                                                           --------        --------        --------

Gross margin                                                 57,387          61,901          58,528
Product research and development                             12,490          14,855           9,541
Marketing, general and administrative                        19,639          25,422          27,255
Amortization of intangible assets                             1,841           1,979           3,094
                                                           --------        --------        --------
                                                             33,970          42,256          39,890
                                                           --------        --------        --------

Operating income                                             23,417          19,645          18,638
Interest and other income                                     1,491           1,957           1,374
Interest and other expense                                     (493)           (652)         (1,986)
Gain (loss) on available-for-sale securities                 (2,108)            230
Gain on litigation settlement                                   537
Gain on sale of division                                                     15,385
Write down of investments                                                    (6,290)
                                                           --------        --------        --------
Income before income taxes                                   22,844          30,275          18,026
Provision for income taxes                                    7,927           9,686           6,959
                                                           --------        --------        --------
NET INCOME                                                 $ 14,917        $ 20,589        $ 11,067
                                                           ========        ========        ========

Net Income per Common Share:
  Basic                                                    $   0.90        $   1.26        $   0.72
                                                           ========        ========        ========
  Diluted                                                  $   0.88        $   1.19        $   0.67
                                                           ========        ========        ========


See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                              Fiscal Year Ended
                                                                                      -------------------------------------
                                                                                      May 25,       May 26,         May 27,
                                                                                        2003         2002            2001
                                                                                      -------      --------        --------
OPERATING ACTIVITIES
Net income                                                                            $14,917      $ 20,589        $ 11,067
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                       6,017         5,803           7,086
    Proceeds from the sale of assets                                                                                  1,812
    Gain on sale of division                                                                        (15,385)
    Write down of investments                                                                         6,290
    Premium on debt conversion                                                                                        1,037
    Provision for deferred taxes                                                        2,345          (532)          1,790
    Stock based compensation                                                              563           539             470
    Loss on sale and disposal of assets                                                    60           173              21
    Realized loss (gain) on available-for-sale securities                               2,108          (230)
    Change in discount on note receivable                                                 (98)          (57)
    Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable and costs and estimated earnings
         in excess of billings on uncompleted contracts                                (3,012)       (1,583)            587
      Decrease (increase) in inventories and prepaid expenses and other assets          4,656        (1,688)        (14,831)
      Increase in accounts payable and accrued expenses                                  (963)          731           8,999
                                                                                      -------      --------        --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                           26,593        14,650          18,038

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                             (4,312)      (11,598)         (5,192)
Proceeds from sale of available-for-sale securities                                     1,363         1,300
Proceeds from sale of property, plant and equipment                                        17                           174
Purchase of patent rights                                                                                            (1,085)
Proceeds from sale of division                                                                       39,002
                                                                                      -------      --------        --------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                (2,932)       28,704          (6,103)

FINANCING ACTIVITIES
Proceeds from sale of Common Stock, including exercise of stock options                 1,050         4,328           4,720
(Advances to) proceeds from employees Executive Stock Purchase Plan                    (2,926)          702             165
Purchase of Treasury Stock                                                             (6,521)
Principal payments on note payable and long-term debt                                    (267)       (2,445)         (1,428)
                                                                                      -------      --------        --------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                (8,664)        2,585           3,457

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                 (97)           (244)
                                                                                      -------      --------        --------
INCREASE IN CASH AND CASH EQUIVALENTS                                                  14,997        45,842          15,148

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       73,517        27,675          12,527
                                                                                      -------      --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $88,514      $ 73,517        $ 27,675
                                                                                      =======      ========        ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
Issuance of Warrants to purchase Common Stock                                                                      $  1,097
                                                                                                                   ========
Issuance of Common Stock upon conversion of principal amount of debentures                                         $ 18,894
                                                                                                                   ========
Exchange of Common Stock in partial payment of exercise price on options              $   328      $    231
                                                                                      =======      ========
Tax benefit from exercise of stock options                                            $   126      $  3,690        $    586
                                                                                      =======      ========        ========

See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) Fiscal Years Ended May 25, 2003, May 26, 2002, May 27, 2001 (Dollars in Thousands)

                                                                                                                       Accumulated
                                                                                           Additional     Retained        Other
                                                                               Common        Paid-in     (Deficit)    Comprehensive
                                                                                Stock        Capital      Earnings    Income (Loss)
                                                                               ------       --------      --------    -------------
Balances at May 28, 2000                                                       $1,471       $ 90,914      $(6,159)       $  (276)

Comprehensive income:
   Net Income                                                                                              11,067
   Unrealized loss on available for
      sale securities                                                                                                     (1,527)
   Unrealized loss on foreign currency
      translation                                                                                                           (244)

         Total comprehensive income

Repayment of note receivable from employees
Tax benefit from exercise of stock options                                                       586
Issuance of 527,290 shares of Common Stock, upon exercise
  of stock options and sale of  6,400 shares to IGC Savings
    Trust                                                                          53          4,667
Issuance of 15,300 shares of Common Stock and other
  stock based compensation                                                          2            538
Issuance of 1,450,205 shares of Common Stock upon
  conversion of debentures and write -off of deferred
  financing costs.                                                                142         20,019
Issuance of warrants to acquire 105,600 shares of Common Stock                                 1,097
Stock dividend adjustment including payment in lieu of fractional shares                         (11)
Stock dividend                                                                      3          9,495       (9,498)
                                                                               ------       --------      -------        -------

Balances at May 27, 2001                                                        1,671        127,305       (4,590)        (2,047)
Comprehensive income:
   Net Income                                                                                              20,589
   Reclassification adjustments - write down of investments                                                                1,583
   Reclassification adjustments - available for sale securities                                                             (311)
   Reclassification adjustments - foreign currency translation                                                             1,051
   Unrealized loss on available for sale securities, net                                                                    (750)
   Unrealized gain on foreign currency translation                                                                          (164)
   Transitional adjustment - on derivatives                                                                                 (128)
   Loss on derivative                                                                                                       (140)

         Total  comprehensive income

Net repayments
Tax benefit from exercise of stock options                                                     3,690
Stock based compensation                                                                       1,928
Issuance of 639,583 shares of Common Stock,
 including exercise of stock options and sale of 7,673
 shares to IGC Savings Trust                                                       62          4,285
Treasury stock, upon exercise of stock options                                                   231
Stock dividend adjustment of (121) shares and payments for fractional shares                     (20)
                                                                               ------       --------      -------        -------

Balances at May 26, 2002                                                        1,733        137,419       15,999           (906)

Comprehensive income:
   Net Income                                                                                              14,917
   Unrealized loss on available-for-sale securities, net of tax                                                               10
   Minimum pension liability adjustment                                                                                     (209)
   Reclassification adjustment - available-for-sale securities                                                               628
   Loss on derivative, net of tax benefit                                                                                    (37)

         Total comprehensive income

Tax benefit from exercise of stock options                                                       126
Loans to employees for purchase of common stock

Issuance of 205,303 shares of Common Stock, rewarded to exercises of stock options

Treasury stock, upon exercise of stock options                                     21          1,101

Treasury stock purchase                                                                          328
                                                                               ------       --------      -------        -------

Balances at May 25, 2003                                                       $1,754       $138,974      $30,916        $  (514)
                                                                               ======       ========      =======        =======

                                [RESTUBBED TABLE]

                                                                                                   Notes
                                                                                    Treasury    Receivable      Comprehensive
                                                                                     Stock     from Employees   Income (Loss)
                                                                                    --------   --------------   -------------
Balances at May 28, 2000                                                            $(5,821)      $(1,666)

Comprehensive income:
   Net Income                                                                                                      $11,067
   Unrealized loss on available for
      sale securities                                                                                               (1,527)
   Unrealized loss on foreign currency
      translation                                                                                                     (244)
                                                                                                                   -------
         Total comprehensive income                                                                                $ 9,296
                                                                                                                   =======
Repayment of note receivable from employees                                                           165
Tax benefit from exercise of stock options
Issuance of 527,290 shares of Common Stock, upon exercise
  of stock options and sale of  6,400 shares to IGC Savings
    Trust
Issuance of 15,300 shares of Common Stock and other
  stock based compensation
Issuance of 1,450,205 shares of Common Stock upon
  conversion of debentures and write -off of deferred
  financing costs.
Issuance of warrants to acquire 105,600 shares of Common Stock
Stock dividend adjustment including payment in lieu of fractional shares
Stock dividend
                                                                                    --------      -------

Balances at May 27, 2001                                                              (5,821)      (1,501)
Comprehensive income:
   Net Income                                                                                                       20,589
   Reclassification adjustments - write down of investments                                                          1,583
   Reclassification adjustments - available for sale securities                                                       (311)
   Reclassification adjustments - foreign currency translation                                                       1,051
   Unrealized loss on available for sale securities, net                                                              (750)
   Unrealized gain on foreign currency translation                                                                    (164)
   Transitional adjustment - on derivatives                                                                           (128)
   Loss on derivative                                                                                                 (140)
                                                                                                                   -------
         Total  comprehensive income                                                                               $21,730
                                                                                                                   =======
Net repayments                                                                                        702
Tax benefit from exercise of stock options

Stock based compensation

Issuance of 639,583 shares of Common Stock,
 including exercise of stock options and sale of 7,673
 shares to IGC Savings Trust
Treasury stock, upon exercise of stock options                                          (231)
Stock dividend adjustment of (121) shares and payments for fractional shares
                                                                                    --------      -------

Balances at May 26, 2002                                                              (6,052)        (799)

Comprehensive income:
   Net Income                                                                                                       14,917
   Unrealized loss on available-for-sale securities, net of tax                                                         10
   Minimum pension liability adjustment                                                                               (209)
   Reclassification adjustment - available-for-sale securities                                                         628
   Loss on derivative, net of tax benefit                                                                              (37)
                                                                                                                   -------
         Total comprehensive income                                                                                $15,309
                                                                                                                   =======
Tax benefit from exercise of stock options
Loans to employees for purchase of common stock                                                    (2,926)

Issuance of 205,303 shares of Common Stock, rewarded to exercises of stock options

Treasury stock, upon exercise of stock options                                          (328)
Treasury stock purchase                                                               (6,521)
                                                                                    --------      -------

Balances at May 25, 2003                                                            $(12,901)     $(3,725)
                                                                                    ========      =======


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

Revenue Recognition:

Sales are recognized as of the date of shipment or upon customer acceptance, after the product has been tested.

In certain instances, the Company records revenue in accordance with Staff Accounting Bulletin No. 101, on products that are complete and ready to ship for which our customer has requested a delay in delivery. In these cases, all the criteria for revenue recognition have been met including, but not limited to: the delay is requested by the customer for a substantial business purpose, there is a fixed delivery date, title and risk of loss have transferred to our customer, the product is complete and ready for shipment, and the product has been segregated and is not available to be used to fill other orders. Upon notification from our customer the product is shipped to the stated destination. As of May 25, 2003, May 26, 2002 and May 28, 2001 these products comprised approximately 2.7%, 1.1% and 0.4% of consolidated annual revenue respectively.

Sales to the United States Government or its contractors under research and development cost reimbursement contracts are recorded as costs are incurred and include estimated earned profits.

The Company recognizes revenue on long-term development contracts based upon actual costs incurred plus earned profit when these costs are less than the milestone value and the milestone has been achieved or milestone value when the actual costs exceed the milestone value. When it appears probable that estimated costs will exceed available funding, and the Company is not successful in securing additional funding, the Company records the estimated additional expense before it is incurred.

The Company accrues for possible future claims arising under terms of various warranties (one to three years) made in connection with the sale of products. Warranty expense for fiscal 2003, 2002, and 2001 was $1,123,000, $677,000 and $458,000, respectively.

Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market value. At May 25, 2003 and May 26, 2002 the Company had reserves for excess and obsolete inventory of $1,272,000 and $1,064,000 respectively.

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

The cost of fully depreciated assets remaining in use is included in the respective asset and accumulated depreciation accounts. When items are sold or retired, related gains or losses are included in income.

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

Investment and other tax credits are included in income when realized.

Foreign Currency Translation:

Foreign currency translation adjustments arise from conversion of the Company's foreign subsidiary's financial statements to US currency for reporting purposes, and are included in Other Comprehensive Income (Loss) in shareholders' equity on the accompanying consolidated balance sheets. Realized foreign currency transaction gains and losses are included in interest and other expense in the accompanying consolidated income statements. As of February 5, 2002, the Company sold its only foreign subsidiary. (See Note B)

Goodwill and Other Intangibles:

Goodwill and other intangibles with indefinite lives are periodically tested for impairment and identifiable intangible assets other than goodwill are amortized over their estimated useful lives in accordance with SFAS No. 142 Goodwill and Other Intangible Assets.

Impairment of Long-Lived Assets:

Long-lived assets, used in the Company's operations are reviewed for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. The primary indicators of recoverability are the associated current and forecasted undiscounted operating cash flows.

Stock-Based Compensation:

The intrinsic value method of accounting is used for stock-based compensation plans. Under the intrinsic value method, compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock.

Per Share Amounts:

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company.

Comprehensive Income:

Comprehensive income (loss) consists of net income, net unrealized gains (losses) on available-for-sale securities, foreign currency translation adjustments and gain (loss) on derivative activity and is presented in the consolidated statements of changes in shareholders' equity and comprehensive income (loss), net of tax.

Use of Estimates:

In order to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

New Accounting Pronouncements:

In June 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Standard addresses the recognition, measurement and reporting costs that are associated with exit or disposal activities. SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial statements

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company will adopt this Interpretation effective with fiscal year 2004, and it is not expected to have a material impact on the financial statements.

In December 2002, the Financial Accounting Standards Board issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". This Standard amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the appropriate disclosure in Note F.

In April 2003, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial statements.

In May 2003, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.


NOTE B - DISPOSITIONS

IGC - Advanced Superconductors
------------------------------
On October 25, 2001, the Company sold substantially all of the assets of IGC-AS, a division that manufactured low temperature superconducting wire and tape. The sale was subject to a purchase agreement, dated October 4, 2001, between the Company and Outokumpu Copper Products Oy and Outokumpu Advanced Superconductors Inc. (together, the "Purchasers"). The purchase consideration was arrived at by arms length negotiation and consisted of $29.8 million in cash paid on October 25, 2001 and the recording of a note receivable of $4 million, due two years from the closing date. The net pretax gain from the sale was $15.4 million. The agreement also includes a six-year strategic supply arrangement under which the Company will purchase from Outokumpu a substantial portion of the LTS wire it requires internally, primarily for manufacturing superconducting magnet systems. The Company can earn up to $4 million as a performance payment if it attains specified levels of LTS wire purchases over the two years from the closing date. During the first year of the agreement, the Company did not attain wire procurement levels sufficient to earn the additional payment.

In connection with the sale of IGC-AS, the Company has recorded a $1.5 million liability related to environmental investigation and potential remediation costs to be incurred by the Company under certain property transfer laws of the State of Connecticut. Management has estimated this liability based upon information provided by environmental consultants. The Company is complying with the requirements of the property transfer laws and believes that the recorded liability continues to be appropriate. Additionally, the Company recorded an expense of about $795,000 in fiscal 2002 for stock based compensation related to the sale.

IGC - APD Cryogenics, Inc.
-------------------------
On February 5, 2002, the Company sold the stock of its subsidiaries IGC-APD Cryogenics, Inc. and IG-Europe, Ltd. The sale was subject to a stock purchase agreement between the Company and Sumitomo Heavy Industries (SHI) of Japan dated January 7, 2002. The sale to SHI included only the helium related business. The purchase consideration was arrived at by arms length negotiation and consisted of $9.5 million in cash paid on February 5, 2002. The Company was also able to withdraw an additional $1.2 million in cash prior to closing. The net pretax gain from the sale was $10,000. The agreement includes a six-year strategic supply agreement under which the Company will purchase from SHI shield coolers it requires internally, primarily for manufacturing superconducting magnet systems. The mixed-gas portion of the refrigeration systems business previously conducted at IGC-APD was transferred and integrated into IGC-Polycold, Inc. Additionally, the Company recorded a $540,000 environmental remediation liability and stock based compensation expense of $528,000 in fiscal 2002 related to the sale.


NOTE C - RESTRUCTURING

Refrigerant Business

In February 2000, the Company decided to exit its refrigerant business over a 15 month period. This business was a part of the Instrumentation segment. As a result, the Company recorded a restructuring charge of $2,000,000 including liabilities recorded of $191,000, comprised of the following:

(Dollars in Thousands)

                  ----------------------------------------- ------------
                  Inventory write-down                           $1,770
                  ----------------------------------------- ------------
                  Write-down of equipment                            39
                  ----------------------------------------- ------------
                  Severance costs                                   191
                  ----------------------------------------- ------------
                                                                 $2,000
                  ----------------------------------------- ============

Under the exit plan, the Company terminated all but two of its employees in fiscal 2000. The plan involved continuing operations through a master distributor while attempting to find a buyer for the business, and contemplated sales of product through May 2001, at which time operations would cease. The Company paid $92,000 in fiscal 2001 for severance costs.

In October 2000, the Company sold the remaining assets for approximately $1,800,000. These assets consisted primarily of inventory. As a result, the Company recorded a recovery of the restructuring charge of approximately $1,300,000 in fiscal 2002.

NOTE D - INVESTMENTS

Available for Sale Securities:

During fiscal 2003, the Company sold its remaining 850,753 shares of Ultralife Batteries Inc. for total proceeds of $1,363,000 with a gross realized loss of $2,108,000. In connection with the sale, a net unrealized holding loss of $628,000 has been reclassified from accumulated other comprehensive income. During fiscal 2002, the Company wrote this investment down to fair market value. The write down amounted to a loss of $2.8 million which in the opinion of management was other than temporary.

During fiscal 2002, the Company sold its 1,354,785 shares in Powercold Corporation for total proceeds of $1,300,000 with a gross realized gain on the sale of $230,000. The gross realized gain was based on specific identification of such securities. In connection with the sale, net unrealized holding gain of $311,000 has been reclassified from accumulated other comprehensive income.

The cost and market value of the Company's Available for Sale Securities as of May 25, 2003 and May 26, 2002 were:

(Dollars in Thousands)
--------------------------------------- ------------------ -----------------
                                            May 25, 2003       May 26, 2002
--------------------------------------- ------------------ -----------------
Cost                                    $              -      $     3,471
--------------------------------------- ------------------ -----------------
Gross unrealized (loss) gain                           -             (638)
--------------------------------------- ------------------ -----------------
Market Value                            $              -      $     2,833
--------------------------------------- ================== =================

Other Investments:

The Company owns approximately 15% of the Common Stock of KryoTech, a privately-held corporation, acquired at a cost of $4,750,000. During fiscal 2002, the Company wrote this investment down to zero due to a decline in fair value, which, in the opinion of management was other than temporary.


NOTE E - NOTES PAYABLE AND LONG-TERM DEBT

The Company increased its unsecured line of credit from $27,000,000 to $50,000,000 in September 2001, and changed the expiration date from October 2002 to October 2004. The line of credit was not in use at May 25, 2003 or May 26, 2002. The Company may elect to apply interest rates to borrowings under the line which relate to either the London Interbank Offered Rate (LIBOR) or prime plus the applicable margin. The line of credit agreement provides for various covenants, including requirements that the Company maintain specified financial ratios.

Long-term debt consists of the following:

(Dollars in Thousands)
----------------------------------- ------------------- -------------------
                                       May 25, 2003        May 26, 2002
----------------------------------- ------------------- -------------------
Mortgage payable                          $4,668              $4,935
----------------------------------- ------------------- -------------------
Less current portion                         284                 267
----------------------------------- ------------------- -------------------
Long-term debt                            $4,384              $4,668
----------------------------------- =================== ===================

The mortgage payable bears interest at the rate of LIBOR (1.22% at May 25, 2003 and 2.63% at May 26, 2002) plus 0.9%, and is payable in monthly installments of $50,000, including principal and interest, through October 2005 with a final payment of $3,943,000 due in November 2005. The loan is collateralized by land and buildings and certain equipment acquired at a cost of approximately $10,800,000.

The Company has entered into an interest rate swap agreement to reduce the effect of changes in interest rates on certain of its floating rate long-term debt. At May 25, 2003, the Company had outstanding interest rate swap agreement with a commercial bank, having a total original notional principal amount of approximately $4,935,000. This agreement effectively changed the Company's interest rate exposure on its mortgages due 2005 to a fixed 6.88%. The interest rate swap agreement matures at the time the related notes mature. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate non-performance by the counterparties.

Aggregate maturities of long-term debt for the next five fiscal years are: 2004
- $284,000; 2005 - $307,000; 2006 - $4,076,000; and 2007 - $0.

Interest paid for the years ended May 25, 2003, May 26, 2002, and May 27, 2001, amounted to $472,000, $479,000 and $1,151,000, respectively.

NOTE F - SHAREHOLDERS' EQUITY

During fiscal 2003 the Company has established a stock option plan for SuperPower Inc., a wholly-owned subsidiary. The value of the options has been determined by an independent valuation consultant contracted by the Company. The plan has authorized 1,200,000 shares at a market value of $1.00 each and as of May 25, 2003, 1,200,000 options were issued. Options granted under the plan will have lives ranging from five to ten years and vest over periods ranging from one to five years.

In July 2001, the Company declared a 2% stock dividend to be distributed on all outstanding shares, except Treasury Stock, on August 31, 2001 to holders of record on August 14, 2001. The fiscal 2001 consolidated financial statements and related disclosures were adjusted retroactively to reflect this stock dividend in all numbers of shares, prices per share and earnings per share.

The Company has established three stock option plans: the 1981 Stock Option Plan, the 1990 Stock Option Plan, and the 2000 Stock Option and Stock Award Plan. A total of 3,668,913 shares have been authorized for grant under the 1990 plan and 1,534,000 shares have been authorized under the 2000 Plan. All remaining grants under the 1981 Plan were exercised during the year ended May 28, 2000. Options granted under the 1990 and 2000 Stock Option and Stock Award Plans have lives ranging from five to ten years and vest over periods ranging from one to five years.




Option activity under these plans was as follows:

                                                                            Fiscal Year Ended
                                         -----------------------------------------------------------------------------------
                                                May 25, 2003                   May 26, 2002                 May 27, 2001
                                         ------------------------         ---------------------       ----------------------
Outstanding, beginning of year           1,781,515        $13.406         2,022,452     $ 9.325       2,412,863      $ 8.145
Granted                                    124,188         18.799           448,546      25.272         256,794       20.625
Exercised                                 (183,608)         5.738          (644,318)      8.808        (563,375)       9.342
Forfeited                                 (173,834)        16.850           (45,165)     14.055         (83,830)      10.092
                                         ---------                        ---------                   ---------
Outstanding, end of year                 1,548,261         14.361         1,781,515      13.406       2,022,452        9.325
                                         =========                        =========                   =========
Exercisable, end of year                   980,227        $10.393           801,366     $ 8.746         792,537      $ 7.993
                                         =========                        =========                   =========

                                                                            May 25, 2003
                                     -----------------------------------------------------------------------------------
                                                     Options Outstanding                       Options Exercisable
                                     --------------------------------------------------     ----------------------------
                                                          Weighted        Weighted                          Weighted
                                                          Average         Average                            Average
       Range of Option                 Number             Exercise       Remaining            Number        Exercise
       Exercise Prices               Outstanding           Price       Contractual Life    Exercisable        Price
      ----------------               -----------          ---------    ----------------    -----------      --------
      $5.5900 - $6.2804                      43,117          $ 5.7933              4.5            31,710        $ 5.7723
      $6.2805 - $9.4206                     763,191            7.4769              2.0           716,579          7.4529
      $9.4207 - $12.5608                     29,902           10.2373              2.9            29,902         10.2373
     $12.5609 - $15.7010                     27,069           13.9427              3.0            25,492         13.8815
     $15.7011 - $18.8412                    107,697           16.9414              7.7            25,839         16.7742
     $18.8413 - $21.9814                    139,214           20.4699              7.9            55,429         20.6299
     $21.9815 - $25.1216                    227,595           23.3685              8.6            44,628         23.4812
     $25.1217 - $28.2618                    161,282           25.7776              7.8            35,798         26.0415
     $28.2619 - $31.4020                     49,194           29.3822              7.6            14,850         30.0638
                                          ---------         ---------              ---           -------       ---------
                                          1,548,261         $ 14.3614              4.8           980,227       $ 10.3927
                                          =========                                              =======

In connection with the license of patent rights, the Company issued warrants to purchase 105,060 shares of its Common Stock at a price of $18.98 per share. These warrants were valued at $1,097,000, which was capitalized as part of the cost of the patent rights and expire in 2007.

Following are the shares of Common Stock reserved for issuance and the related exercise prices for the outstanding stock options and outstanding warrants at May 25, 2003:

                                                           Number of Shares        Exercise Price Per Share
------------------------------------------------------- ----------------------- --------------------------
2000 Stock Option and Stock Award Plan                                 649,747         $5.59 to $31.40
------------------------------------------------------- ----------------------- --------------------------
1990 Stock Option Plan                                                 898,514         $5.59 to $31.40
------------------------------------------------------- ----------------------- --------------------------
Warrants                                                               105,060                  $18.98
------------------------------------------------------- ----------------------- --------------------------
   Shares reserved for issuance                                      1,653,321
------------------------------------------------------- ======================= --------------------------

The following pro forma net income and earnings per share information has been determined as if the Company had accounted for stock-based compensation awarded under its stock option plans using the fair value-based method. The pro forma effect on net income for fiscal years 2003, 2002 and 2001 is not representative of the pro forma effect on net income in future years because, as required by SFAS No. 123, "Accounting for Stock Based Compensation," no consideration has been given to awards granted prior to fiscal 1996.

(Dollars in Thousands, Except Per Share Amounts)

                                                                                    Fiscal Year Ended
                                                                         ------------------------------------
                                                                         May 25,       May 26,        May 27,
                                                                          2003          2002           2001
                                                                         -------       -------        -------
Net income (as reported)                                                 $14,917       $20,589        $11,067
  Add recorded non-cash stock compensation, net of tax                       368           367            289
  Less non-cash stock compensation under SFAS No. 123, net of tax         (2,211)       (2,329)        (1,834)
                                                                         -------       -------        -------
Pro forma Net Income                                                     $13,074       $18,627        $ 9,522
Earnings per Common Share (as reported):
   Basic                                                                 $  0.90       $  1.26        $  0.72
                                                                         =======       =======        =======
   Diluted                                                               $  0.88       $  1.19        $  0.67
                                                                         =======       =======        =======
Earnings per Common Share (pro forma):
   Basic                                                                 $  0.79       $  1.14        $  0.62
                                                                         =======       =======        =======
   Diluted                                                               $  0.77       $  1.08        $  0.58
                                                                         =======       =======        =======

The weighted average fair value of each option granted under the 1990 Stock Option Plan and the 2000 Stock Option and Award Plan during fiscal years 2003, 2002 and 2001 was $12.565, $15.647, and $14.123, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes Model with the following weighted average assumptions. The risk-free interest rates for fiscal years 2003, 2002 and 2001 were 3.0%, 3.2% and 4.8%, respectively. The expected volatility of the market price of the Company's Common Stock for fiscal years 2003, 2002 and 2001 grants was 68.6%, 73.3%, and 68.8%, respectively. The expected average term of the granted options for fiscal 2003, 2002 and 2001 was 7.1 years, 5.1 years and 6.5 years, respectively. There was no expected dividend yield for the options granted for fiscal years 2003, 2002 and 2001.

During the years ended May 25, 2003, May 26, 2002, and May 27, 2001 in connection with the grant of stock options to consultants, the Company has recognized compensation cost in the amount of $0, $0, and $293,000, respectively. During the year ended May 25, 2003, the Company issued 19,248 shares of Common Stock at a market value of $19.00 per share as compensation to the Board of Directors. During the year ended May 26, 2002, the Company issued 15,756 shares of Common Stock at a fair market value of $26.26 per share as compensation to the Board of Directors. During the year ended May 27, 2001, the Company issued 15,759 shares of Common Stock at a fair market value of $16.147 per share as compensation to the Board of Directors.

Equity compensation plan information follows:

                                                EQUITY COMPENSATION PLAN INFORMATION
                                                                                                             Number of securities
                                                                                                           remaining available for
                                          Number of securities to be           Weighted-average              future issuance under
                                            issued upon exercise of           exercise price of            equity compensation plans
                                             outstanding options,            outstanding options,            (excluding securities
                                             warrants and rights.            warrants and rights.          reflected in column (a))
                                        --------------------------------   -------------------------     ---------------------------
              Plan Category                           (a)                            (b)                              (c)
-------------------------------------   --------------------------------   -------------------------     ---------------------------
Equity compensation plans
  approved by shareholders.....                                1,548,261   $                 14.3614                         158,194

Equity compensation plans
  not approved by shareholders.....
            New Hire Incentive Plan                               22,000              none                            none

The New Hire Incentive Plan is designed to attract highly competent employees for key positions within the company. As such, this plan is not for general use but for selected critical positions. Therefore, no specific shares have been allocated for this purpose. Rather, these shares will be issued form the authorized shares of the Company's Common Stock and approved by the company's Board of Directors on a applicant by applicant basis.

NOTE G - RETIREMENT PLANS

The Company had a non-contributory, defined benefit plan covering all eligible employees. Benefits under the plan were based on years of service and employees' career average compensation. The Company's funding policy was to contribute annually an amount sufficient to meet or exceed the minimum funding standard contained in the Internal Revenue Code. Contributions were intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future. As of December 31, 1998, the Company froze all pension benefits except for approximately 50 bargaining unit employees at a subsidiary. In September 2000, the Company received approval from the Internal Revenue Service to terminate the plan. In November 2000, the Company terminated the plan and settled nearly all its obligations by purchasing annuity contracts or making lump-sum distributions in an amount determined by the plan's actuary. The remaining plan assets were distributed to the plan participants on a pro-rata basis. Such distributions were completed during August 2001. The Company recorded termination and settlement costs of approximately $588,000 during the fiscal year ended May 27, 2001.

During fiscal 2003, the Company recorded a minimum pension liability for this plan of $134,000.

The following tables set forth the Bargaining unit plan's funded status at May 25, 2003 and May 26, 2002:

(Dollars in Thousands)                                                     Bargaining Unit Plan
                                                                            Fiscal Year Ended
                                                                   --------------------------------
                                                                   May 25, 2003        May 26, 2002
                                                                   ------------        ------------
Change in benefit obligation during year:
  Benefit obligation at beginning of year                                   $  625                $ 581
  Service cost                                                                   -                    -
  Interest cost                                                                 39                   43
  Benefit payments                                                             (51)                 (33)
  Administrative expenses                                                        -                    -
  Actuarial (gain) or loss                                                     189                   34
                                                                            ------                -----
  Benefit obligation at end of year                                         $  802                $ 625
                                                                            ======                =====
Change in plan assets during year:
  Fair value of plan assets at beginning of year                            $  678                $ 753
  Employer contributions                                                         -                    -
  Benefit payments                                                             (51)                 (33)
  Administrative expenses                                                        -                    -
  Actual return on plan assets                                                  40                  (42)
                                                                            ------                -----
  Fair value of plan assets at end of year                                  $  667                $ 678
                                                                            ======                =====

Reconciliation of funded status at end of year:
  Funded status                                                             $ (135)               $  53
  Unrecognized prior service cost                                             (148)                (163)
  Unrecognized net (gain) or loss                                              335                  146
                                                                            ------                -----
  Net amount recognized                                                     $   52                $  36
                                                                            ======                =====

Amounts recognized in the Consolidated Balance Sheet
    at end of year:
  Prepaid benefit cost                                                      $   52                $  36
  Accrued benefit liability, after recognition of additional
    minimum liability                                                         (187)                   -
  Accumulated other comprehensive income, due to
   change in additional minimum libility recognition                           187                    -


Net periodic benefit cost recognized for year:
  Service cost                                                              $    -                $   -
  Interest cost                                                                 39                   43
  Expected return on plan assets                                               (47)                 (60)
  Amortization of prior service cost                                           (15)                 (15)
  Amortization of net gain                                                       7                    -
                                                                            ------                -----
  Net periodic benefit cost                                                 $  (16)               $ (32)
                                                                            ======                =====

Weighted-average assumptions at end of year:
  Discount rate                                                               5.75%                7.25%
  Expected long-term rate of return on plan assets                            8.00%                8.00%

The Company also maintains an employee savings plan, covering substantially all employees, under Section 401 (k) of the Internal Revenue Code. Under this plan, the Company makes a contribution for all employees and matches a portion of participants' contributions. Expenses under the plan during the fiscal years ended May 25, 2003, May 26, 2002 and May 27, 2001 aggregated $523,000, $633,000 and $663,000, respectively.

The Company also maintains supplemental retirement and disability plans for certain of its executive officers. These plans utilize life insurance contracts for funding purposes. Expenses under these plans were $21,000, $28,000 and $21,000 for the fiscal years ended May 25, 2003, May 26, 2002 and May 27, 2001, respectively. During fiscal 2003, the Company recorded a minimum pension liability for this plan of $75,000.

NOTE H - INCOME TAXES

The components of the provision for income taxes (benefit) are as follows:

                                                                     Fiscal Year Ended
                                                        ----------------------------------------------
(Dollars in Thousands)                                  May 25, 2003   May 26, 2002       May 27, 2001
------------------------------------------------------------------------------------------------------
Current
      Federal                                              $5,129         $ 9,303             $4,532
      State                                                   453             870                560
      Foreign                                                 -                45                 77
                                                           -----------------------------------------
            Total current                                   5,582          10,218              5,169
Deferred
      Federal                                               2,126            (486)             1,522
      State                                                   219             (46)               268
                                                           -----------------------------------------
            Total deferred                                  2,345            (532)             1,790
                                                           -----------------------------------------
Provision for income taxes                                 $7,927         $ 9,686             $6,959
                                                           -----------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

(Dollars in Thousands)                                                                     May 25, 2003        May 26, 2002
---------------------------------------------------------------------------------------------------------------------------
Deferred tax  assets:
      Inventory reserves                                                                      $   192             $   443
      Non-deductible accruals                                                                      48                 443
      Product warranty reserve                                                                    379                 503
      Equity in net loss of unconsolidated affiliate                                              469                 469
      Restructuring and other accruals                                                             89                  89
      Unrealized loss on available for sale securities                                           -                  2,359
                                                                                                 -                   -
                                                                                              ---------------------------
            Total gross deferred tax assets                                                     1,177               4,306
      Less valuation allowance                                                                   (191)               (191)
                                                                                              ---------------------------
            Deferred tax assets                                                                   986               4,115
Deferred tax liabilities:
      Depreciation and amortization differences                                                  (220)               (822)
      Intangibles                                                                              (1,149)             (1,746)
      Other, net                                                                                 (451)                (36)
                                                                                              ---------------------------
            Total gross deferred tax liabilities                                               (1,820)             (2,604)
                                                                                              ---------------------------
      Net deferred tax (liability) assets                                                     $  (834)            $ 1,511
                                                                                              ===========================

The foregoing assets and liabilities are classified in the accompanying consolidated balance sheets as follows:

(Dollars in Thousands)                                                                     May 25, 2003        May 26, 2002
---------------------------------------------------------------------------------------------------------------------------
Net current deferred tax assets                                                               $   619             $ 1,497
Net long-term deferred tax (liabilities) / assets                                              (1,453)                 14
                                                                                              ---------------------------
                                                                                              $  (834)            $ 1,511
                                                                                              ---------------------------

There were no changes to the valuation allowance in fiscal 2003, 2002 or 2001.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and capital gains during the periods in which those temporary differences become deductible. Management considers projected future taxable income, the character of such income and tax planning strategies in making this assessment. The Company had Federal taxable income of approximately $24,100,000 in fiscal 2003, $28,800,000 in fiscal 2002 and $14,200,000 in fiscal 2001. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of the remaining deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The reasons for the differences between the provision for income taxes (benefit) and the amount of income tax (benefit) determined by applying the applicable statutory Federal tax rate to income (loss) before income taxes are as follows:

                                                                                            Fiscal Year Ended
                                                                          ----------------------------------------------------
(Dollars in Thousands)                                                    May 25, 2003        May 26, 2002        May 27, 2001
                                                                          ------------        ------------        ------------
Pretax income (loss) at statutory tax rate
      (34.6% for 2003, 34.5% for 2002 and 34.3% for 2001)                     $ 7,904           $ 10,446             $ 6,184
State taxes, net of Federal benefit                                               443                548                 546
Benefit of Foreign Sales Corporation                                             (700)              (759)               (600)
Amortization of intangibles                                                        36                 73                 539
Capital loss carryforward used                                                      -             (1,120)                  -
Change in valuation allowance                                                       -                  -                   -
Other, net                                                                        244                498                 290
                                                                              -------            -------             -------
Provision for income taxes                                                    $ 7,927            $ 9,686             $ 6,959
                                                                              =======            =======             =======

The Company paid income taxes, net of cash refunds received, of $6,883,000 during the year ended May 25, 2003, $6,200,000 during the year ended May 26, 2002 and $3,650,000 during the year ended May 27, 2001.

NOTE I - PER SHARE INFORMATION

The following table provides calculations of basic and diluted earnings per share:

                                                              Fiscal Year Ended
                                              ----------------------------------------------
                                              May 25, 2003      May 26, 2002    May 27, 2001
                                              ------------      ------------    ------------
Income (loss) available to
  Common shareholders                         $    14,917        $    20,589    $    11,067
                                              ===========        ===========    ===========

Weighted average shares                        16,519,152         16,336,181     15,363,208

Dilutive potential Common
  Shares:

     Warrants                                                         31,404          7,817
     Convertible Preferred Stock

     Stock Options                                492,605            881,027      1,124,004
                                              -----------        -----------    -----------
Adjusted weighted average

  shares                                       17,011,757         17,248,612     16,495,029
                                              ===========        ===========    ===========
Net income (loss) per Common Share:
     Basic                                    $      0.90        $      1.26    $      0.72
                                              ===========        ===========    ===========
     Diluted                                  $      0.88        $      1.19    $      0.67
                                              ===========        ===========    ===========

During fiscal 2003, the Company granted 766,000 shares of restricted stock to certain employees. These shares are restricted units, which will convert into common stock only upon the achievement of compounded growth in the Company's pre-tax diluted earnings per share between eight and fifteen percent over the next five fiscal years. The maximum vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 15%, 20% and 100%, respectively. In the current year the stock is not considered dilutive, as the performance criteria has not been met. The Company will record expense for the restricted stock when management determines it is probable that the performance targets will be met. At that time the expense will be recorded, and amortized over the period employees perform the related services and the accounting will be variable through the date that the actual restriction lapses.

For fiscal 2001, shares issuable upon conversion of convertible debentures are considered in calculating "diluted" earnings per share, but have been excluded, as the effect would be anti-dilutive. Additionally, shares issuable upon exercise of stock options in which the market value is lower than the exercise price have also been excluded, as the effect would be anti-dilutive.

NOTE J - COMMITMENTS AND CONTINGENCIES

The Company leases certain manufacturing facilities and equipment under operating lease agreements expiring at various dates through October 2019. Certain of the leases provide for renewal options. Total rent expense was $1,238,000, $1,267,000 and $907,000 for the years ended May 25, 2003, May 26,
2002 and May 27, 2001, respectively.

Future minimum rental commitments, excluding renewal options, under the non-cancelable leases covering certain manufacturing facilities and equipment through the term of the leases are as follows:

     Fiscal Year
       2004                 $ 1,168,000
       2005                   1,149,000
       2006                   1,175,000
       2007                   1,203,000
       2008                   1,232,000
       Thereafter             6,701,000
                            -----------
        Total               $12,628,000
                            ===========

In addition to operating lease agreements, the Company also has a maintenance agreement for $113,000 per year, through January 2004, for a computer system.

At May 25, 2003, the Company's capital equipment commitments were approximately $1,913,000.

The Company is subject to certain claims and lawsuits arising in the normal course of business. In addition, the Company maintains a provision for potential environmental remediation for businesses disposed of during fiscal 2002. These provisions are based upon in part, the advice from environmental engineers that have visited the sites and understand the scope of the project, should a cleanup be required. These engineers are experienced in such matters and with the outcome of government rulings in similar circumstances. We have made our provision based on the estimate provided which did not include any range of loss. Therefore, we are unable to identify or estimate any additional loss that is reasonably possible. As of May 25, 2003 and May 26, 2002, the Company had liabilities for these environmental remediation, penalties and related costs of $1,874,000 and $1,957,000, respectively. The Company believes these provisions are adequate based on estimates from environmental engineers. If unexpected costs related to the environmental issues are incurred additional provisions will be needed.

NOTE K - SEGMENT AND RELATED INFORMATION

The Company operates in three reportable segments: Magnetic Resonance Imaging
(MRI), Instrumentation, and Energy Technology. The MRI segment consists primarily of the manufacture and sale of magnets (by the IGC- Magnet Business Group) and radio frequency coils (by IGC-Medical Advances Inc.), which are used principally in the medical diagnostic imaging market. Until October 25, 2001 this segment also included the manufacture and sale of low-temperature superconducting wire (by IGC-Advanced Superconductors, also known as IGC-AS). The Company sold substantially all of the assets of IGC-AS on October 25, 2001. The Instrumentation segment consists of the manufacture and sale of refrigeration equipment (by IGC-Polycold Systems Inc.), used primarily in ultra-high vacuum applications, industrial coatings, analytical instrumentation, medical diagnostics and semiconductor processing and testing. This segment also included IGC-APD Cryogenics Inc., which manufactured and sold refrigeration equipment. The Company transferred the mixed-gas portion of IGC-APD to IGC-Polycold and sold the remaining IGC-APD business in a stock sale effective February 5, 2002. The Energy Technology segment, operated through SuperPower Inc., is developing second generation, high-temperature superconducting (HTS) materials that we expect to use in devices designed to enhance capacity, reliability and quality of transmission and distribution of electrical power.

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


Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                ----------------------------------------------------------------
(Dollars in Thousands)                                                    May 25, 2003
                                                ----------------------------------------------------------------
                                                Magnetic
                                               Resonance                               Energy
                                                Imaging        Instrumentation       Technology          Total
                                                --------       ---------------       ----------         --------
Net sales to external customers:
  Magnet systems & components                   $125,081                                                $125,081
  Refrigeration equipment                                        $    20,564                              20,564
  Other                                                                                $ 1,760             1,760
                                                --------         -----------           -------          --------
          Total                                  125,081              20,564             1,760           147,405

Segment operating profit (loss)                   29,771                 587            (6,969)           23,389

Total assets                                    $166,570         $    10,125           $ 8,360          $185,055

Additions to plant, property and equipment         2,596                 743               973             4,312

Depreciation and amortization expense              4,560                 483               974             6,017





                                                ----------------------------------------------------------------
                                                                          May 26, 2002
                                                ----------------------------------------------------------------
                                                Magnetic
                                               Resonance                               Energy
                                                Imaging        Instrumentation       Technology          Total
                                                --------       ---------------       ----------         --------
Net sales to external customers:
  Magnet systems & components                   $120,738                                                $120,738
  Refrigeration equipment                                        $    26,891                              26,891
  Refrigerants                                                                                                 -
  Other                                            2,092                               $ 3,573             5,665
                                                --------         -----------           -------          --------
          Total                                  122,830              26,891             3,573           153,294

Intersegment net sales                                                 3,481                               3,481

Segment operating profit (loss)                   27,776              (3,272)           (6,719)           17,785


Total assets                                    $158,332         $    10,128           $ 8,765          $177,225

Additions to plant, property and equipment         4,544               3,391             3,663            11,598

Depreciation and amortization expense              4,522                 568               713             5,803

                                                ----------------------------------------------------------------
(Dollars in Thousands)                                                    May 27, 2001
                                                ----------------------------------------------------------------
                                                Magnetic
                                               Resonance                               Energy
                                                Imaging        Instrumentation       Technology          Total
                                                --------       ---------------       ----------         --------
Net sales to external customers:
  Magnet systems & components                   $ 86,428                                                $ 86,428
  Refrigeration equipment                                        $    41,313                              41,313
  Refrigerants                                                         1,253                               1,253
  Other                                            7,549                               $ 1,614             9,163
                                                --------         -----------           -------          --------
          Total                                   93,977              42,566             1,614           138,157

Intersegment net sales                                                 4,029                               4,029

Segment operating profit (loss)                   18,925               5,121            (4,292)           19,754

Total assets                                    $123,559         $    23,084           $ 5,515          $152,158

Additions to plant, property and equipment         3,111                 586             1,495             5,192

Depreciation and amortization expense              6,135                 608               343             7,086

                                                                May 25, 2003         May 26, 2002      May 27, 2001
                                                                ------------         ------------      ------------
Reconciliation of income before income taxes:

Total operating profit from reportable segments                       23,389            17,785            19,754
Intercompany profit in ending inventory                                   28             1,860            (1,116)
                                                                 -----------           -------          --------
Net operating profit                                                  23,417            19,645            18,638

Interest and other income                                              1,491             1,957             1,374
Interest and other expense                                              (493)             (652)           (1,986)
Gain on sale of division                                                                15,385
Gain on litigation settlement                                            537
Write down of investments                                                               (6,290)
Gain (loss) on available for sale securities                          (2,108)              230
                                                                 -----------           -------          --------
Income before income taxes                                       $    22,844            30,275            18,026
                                                                 ===========           =======          ========

Net sales to two customers of the Company's MRI segments were each in excess of 10% of the Company's total net sales in fiscal 2001. During fiscal 2003 and 2002, the Company's MRI segment had one customer with sales in excess of 10% of the Company's total net sales. Net sales to each of these customers during the last three fiscal years were as follows:

                                                                        Fiscal Year Ended
                                                        ---------------------------------------------
                                                         May 25,             May 26,          May 27,
                       (Dollars in Thousands)             2003                2002              2001
                                                        ---------           --------          -------
                        Customer A                      $ 116,310           $110,483          $76,824
                        Customer B                                                             10,000
                                                        ---------           --------          -------
                           Total                        $ 116,310           $110,483          $86,824
                                                        =========           ========          =======

Net sales by country, based on the location of the customer, for the last three fiscal years were as follows:

                                                                        Fiscal Year Ended
                                                        ---------------------------------------------
                                                         May 25,             May 26,          May 27,
                       (Dollars in Thousands)             2003                2002             2001
                                                        ---------           --------         --------
                       United States                    $  17,983           $ 26,042         $ 36,114
                       Netherlands                        111,915            107,891           76,824
                       Other countries                     17,507             19,361           25,219
                                                        ---------           --------         --------
                           Total                        $ 147,405           $153,294         $138,157
                                                        =========           ========         ========

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

Long-term debt: The carrying value of long-term debt, including current portion, was approximately $4,668,000 at May 25, 2003, while the estimated fair value was $4,668,000, based upon interest rates available to the Company for issuance of similar debt with similar terms and discounted cash flows for remaining maturities.

NOTE M - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances for each classification of accumulated other comprehensive income (loss) are as follows:

                                                                                                         Accumulated
                                      Foreign         Available for                       Minimum           Other
                                     Currency        Sale Securities,     Derivative      Pension        Comprehensive
                                       Items           Net of Tax         Liability       Liability      Income (Loss)
                                     --------        ----------------     ----------      ---------      ------------
Balances at May 28, 2000             $   (642)       $            366     $   -           $  -           $       (276)

Current period change - 2001             (244)                 (1,527)        -              -                 (1,771)
                                     --------        ----------------     ----------      ---------      ------------
Balances at May 27, 2001                 (886)                 (1,161)        -              -                 (2,047)

Current period change - 2002              886                     523           (268)        -                  1,141
                                     --------        ----------------     ----------      ---------      ------------
Balances at May 26, 2002                -                        (638)          (268)        -                   (906)

Current period change - 2003            -                         638            (37)          (209)              392
                                     --------        ----------------     ----------      ---------      ------------
Balances at May 25, 2003             $  -            $       -            $     (305)     $    (209)     $       (514)
                                     ========        ================     ==========      =========      ============

NOTE N - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for fiscal 2003 and 2002 are as follows:

(Dollars in Thousands, Except Per Share Amounts)

                                                                                            Earnings Per:
                                                                                       ----------------------
                                   Net              Gross            Net               Basic           Diluted
                                  Sales            Margin          Income              Share            Share
                                 -------           -------         -------             -----            -----
2003 Quarter Ended
   August 25, 2002               $35,180           $13,600         $ 3,668             $0.22            $0.21
   November 24, 2002              36,664            14,143           2,655              0.16             0.16
   February 23, 2003              37,837            14,631           4,219              0.26             0.25
   May 25, 2003                   37,724            15,013           4,375              0.26             0.26

2002 Quarter Ended
   August 26, 2001               $40,089           $17,239         $ 3,640             $0.23            $0.21
   November 25, 2001              38,971            16,034          10,387              0.64             0.60
   February 24, 2002              37,201            14,619           3,118              0.19             0.18
   May 26, 2002                   37,033            14,009           3,444              0.20             0.20

NOTE O - GOODWILL AND OTHER INTANGIBLE ASSETS

Effective May 28, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS No. 142), "Goodwill and Other Intangible Assets". FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. An initial transition impairment test was required as of May 28, 2001. The Company completed this initial transition impairment test during the second quarter of 2002 which did not result in any impairment charges. For purposes of applying FAS No. 142, the Company has determined that the reporting units are consistent with the operating segments identified in Note K, Segment and Related Information. Fair values of reporting units and the related implied fair values of their respective goodwill were established using public company analysis and discounted cash flows.
During fiscal 1997, the Company acquired IGC-Medical Advances Inc. and in fiscal 1998, IGC-Polycold Inc. In connection with the acquisitions, approximately $13,750,000 was recorded as goodwill.

During l999, the Company completed an agreement with Alstom, S.A. ("Alstom") to terminate the parties' joint venture, ALSTOM Intermagnetics ("AISA"). AISA, a previously 45% owned unconsolidated joint venture located in Belfort, France, was created for the manufacture and sale of superconductive MRI magnet systems under license from the Company. Effective December 31, 1999, AISA's magnet production was consolidated in the Company's Latham, New York facility, and AISA ceased production of superconductive MRI magnet systems. Under the termination agreement, the Company sold its interest in AISA to Alstom for $300,000. In consideration of the contractual rights of AISA and Alstom under the termination agreement, the Company paid AISA $9,000,000 for the purchase of certain assets with an approximate fair value of $250,000, and other intangibles, comprising future production rights, as well as technology and a covenant not to compete, with a total value of $8,750,000.

On June 30, 2000, the Company entered into a non-exclusive, royalty-free agreement to license certain US and international patents and pending patents related to superconducting materials and devices. In connection with the agreement, the Company agreed to pay a lump sum fee payable in two installments. Additionally, the Company granted the licensor warrants to purchase 105,060 shares of the Company's Common Stock at a price of $18.98 per share. Total costs of $3,097,000 were recorded as an intangible asset.

The components of other intangibles are as follows:


(Dollars in Thousands)

                                                 As of May 25, 2003
                              ----------------------------------------------------
                              Gross Carrying       Accumulated          Weighted
                                  Amount           Amortization       Average Life
                                 -------           ------------       ------------
Amortized Intangible Assets
    Production Rights            $ 8,750              $5,436              5.5
    Patents                        3,748                 782             17.9
    Trade Name                       960                 312             20.0
    Unpatented Technology            930                 930             20.0
                                 -------              ------             ----
                                 $14,388              $7,460             10.6
                                 =======              ======


                                                 As of May 26, 2002
                              ----------------------------------------------------
                              Gross Carrying       Accumulated          Weighted
                                  Amount           Amortization       Average Life
                                 -------           ------------       ------------
Amortized Intangible Assets
    Production Rights            $ 8,750              $3,845               5.5
    Patents                        3,738                 580              17.9
    Trade Name                       960                 264              20.0
    Unpatented Technology            930                 930              20.0
                                 -------              ------              ----
                                 $14,378              $5,619               9.8
                                 =======              ======

Aggregate amortization expense for the years ended May 25, 2003, May 26, 2002, and May 27, 2001, was $1,841,000, $1,979,000, and $3,094,000, respectively.

Estimated Amortization Expense:

For the year ending May 2004                  $1,843
For the year ending May 2005                  $1,843
For the year ending May 2006                  $  385
For the year ending May 2007                  $  252
For the year ending May 2008                  $  252

All intangibles are amortized on a straight-line basis.

The table below shows the effect on net income had FAS 142 been adopted in prior periods.

                                           For the Year Ended     For the Year Ended    For the Year Ended
                                           ---------------------------------------------------------------
                                              May 25, 2003           May 26, 2002           May 27, 2001
                                              ----------------------------------------------------------
Net income                                       $14,917               $20,589                $11,067

Goodwill amortization                                                                           1,165
                                                 ----------------------------------------------------
Adjusted net income                              $14,917               $20,589                $12,232
                                                 ====================================================

Basic earnings per share:
Net income per common share                      $  0.90               $  1.26                $  0.72

Effect of accounting change                                                                      0.08
                                                 ----------------------------------------------------
Adjusted net income per common share             $  0.90               $  1.26                $  0.80
                                                 ====================================================

Diluted earnings per share:
Net income per common share                      $  0.88               $  1.19                $  0.67

Effect of accounting change                                                                      0.07
                                                 ----------------------------------------------------
Adjusted net income per common share             $  0.88               $  1.19                $  0.74
                                                 ====================================================

NOTE P - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On May 28, 2001, the Company adopted the provisions of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard requires that all derivative instruments be recognized on the balance sheet at their fair value and changes in fair value be recognized immediately in earnings, unless the derivatives qualify as hedges in accordance with the Standard. The change in fair value for those derivatives that qualify as hedges is recorded in shareholders' equity as other comprehensive income (loss). The Company has an interest rate swap which qualifies as a cash flow hedge as defined in the standard and accordingly, on the date of adoption, the Company recognized an initial transition adjustment of $128,000 which was recorded as a derivative liability and other comprehensive loss. For the years ended May 25, 2003 and May 26, 2002, the fair value of the interest rate swap declined an additional $200,000 and $140,000, respectively. (See Note E)

                                   2. Schedule

                                            INTERMAGNETICS GENERAL CORPORATION
                                            ----------------------------------
                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                               (Dollars in Thousands)
                                           ------------------------------------------------------------
                                                                    Additions
                                                           --------------------------------------------
                                                                               Charged to
                                                Balance at     Charged to         Other                                 Balance at
                                                Beginning      Costs and        Accounts-         Deductions-         End of Period
               DESCRIPTION                      of Period       Expenses        Describe           Describe
------------------------------------------      ----------     ----------      -----------        -----------         -------------
Year Ended May 25, 2003

Deducted from asset accounts:
  Allowance for doubtful accounts                 $ 293           $ 158                              $228  (2)            $223

  Reserve for inventory obsolescence              1,064             930                               722  (4)           1,272

Included in liability accounts:
  Product warranty reserve                        1,326           1,123                               977  (1)           1,472

  Contract adjustment reserve (3)                    58              78                                                    136

Year Ended May 26, 2002

Deducted from asset accounts:
  Allowance for doubtful accounts                 $ 496           $ 230                              $433  (2)           $ 293

  Reserve for inventory obsolescence              4,025             366                             1,870  (4)
                                                                                                    1,457  (5)           1,064

Included in liability accounts:
  Product warranty reserve                        1,474             697                               845  (1)           1,326

  Contract adjustment reserve (3)                   228                                               170                   58

Year Ended May 27, 2001

Deducted from asset accounts:
  Allowance for doubtful accounts                 $ 478           $ 206                             $ 188  (2)           $ 496

  Reserve for inventory obsolescence             10,470           1,725                               281  (4)
                                                                                                    7,889  (5)           4,025

Included in liability accounts:
  Product warranty reserve                        2,059             458                             1,043  (1)           1,474

  Contract adjustment reserve (3)                   221               7                                                    228

(1) Cost of warranty performed.
(2) Write-off uncollectible accounts.
(3) Classified in the Balance Sheet with other liabilities and accrued expenses.
(4) Write-off or sale of obsolete inventory.
(5) Write-off or sale of obsolete inventory relating to divested businesses.

                                   3. Exhibits

                                   3. Exhibits
                                  Exhibit Index

     Exhibit
     ---------------------
     10.12                 Restricted Stock Unit Agreement between Intermagnetics General Corporation and
                           Leo Blecher

     10.13                 Restricted Stock Unit Agreement between Intermagnetics General Corporation and
                           Michael K. Burke

     10.14                 Restricted Stock Unit Agreement between Intermagnetics General Corporation and
                           Philip J. Pellegrino

     10.15                 Restricted Stock Unit Agreement between Intermagnetics General Corporation and
                           David E. Thielman

     10.16                 SuperPower Inc. Equity Compensation Plan

     10.17                 2003 Director Compensation Plan

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