Form 10-Q
period 2003-08-24
INTERMAGNETICS GENERAL CORP
filed 2003-10-03
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended August 24, 2003
                                                ---------------

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

                                   Yes x    No    .
                                      ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.10 par value - 16,711,755 as of September 19, 2003

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements:

         Consolidated Balance Sheets - August 24, 2003 and May 25, 2003..................................3

         Consolidated Income Statements - Three Months Ended
           August 24, 2003 and August 25, 2002...........................................................5

         Consolidated Statements of Cash Flows - Three Months Ended
           August 24, 2003 and August 25, 2002...........................................................6

         Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
           Three Months Ended August 24, 2003 ...........................................................7

         Notes to Consolidated Financial Statements......................................................8

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................................14

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................19

Item 4:  Controls and Procedures........................................................................19


PART II - OTHER INFORMATION.............................................................................20


SIGNATURES..............................................................................................21

CERTIFICATIONS..........................................................................................22

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

                                                                        August 24,                 May 25,
                                                                           2003                     2003
                                                                       -----------               ----------
ASSETS                                                                 (Undaudited)
CURRENT ASSETS
  Cash and cash equivalents                                            $   87,508                $  88,514
  Trade accounts receivable, less allowance
    (August 24, 2003 - $130; May 25, 2003 - $223)                          17,576                   23,864
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                         282                      188
  Inventories:
    Consigned products                                                        801                      339
    Finished products                                                         654                      589
    Work in process                                                         8,965                    6,002
    Materials and supplies                                                  8,255                    7,280
                                                                       -----------               ----------
                                                                           18,675                   14,210
  Deferred income taxes                                                       619                      619
  Note receivable                                                           3,984                    3,959
  Prepaid expenses and other                                                3,495                    2,756
                                                                       -----------               ----------
    TOTAL CURRENT ASSETS                                                  132,139                  134,110

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                     1,128                    1,128
  Buildings and improvements                                               12,172                   12,172
  Machinery and equipment                                                  39,330                   38,461
  Leasehold improvements                                                    4,252                    3,785
                                                                       -----------               ----------
                                                                           56,882                   55,546
  Less accumulated depreciation and amortization                           28,200                   27,160
                                                                       -----------               ----------
                                                                           28,682                   28,386

INTANGIBLE AND OTHER ASSETS
  Goodwill                                                                 13,750                   13,750
  Other intangibles, less accumulated amortization
    (August 24, 2003 - $7,921; May 25, 2003 - $7,460)                       6,467                    6,928
  Other assets                                                              1,828                    1,881
                                                                       -----------               ----------
    TOTAL ASSETS                                                       $  182,866                $ 185,055
                                                                       ===========               ==========

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

                                                                        August 24,                 May 25,
                                                                          2003                      2003
                                                                       -----------               ----------
LIABILITIES AND SHAREHOLDERS' EQUITY                                   (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt                                    $      292                $     284
  Accounts payable                                                          6,761                    9,276
  Salaries, wages and related items                                         7,366                    7,698
  Customer advances and deposits                                              557                      544
  Product warranty reserve                                                  1,455                    1,466
  Accrued income taxes                                                        311                      821
  Other liabilities and accrued expenses                                    4,235                    4,156
                                                                       -----------               ----------
    TOTAL CURRENT  LIABILITIES                                             20,977                   24,245

LONG-TERM DEBT, less current portion                                        4,309                    4,384
DEFERRED INCOME TAXES                                                       1,453                    1,453
DERIVATIVE LIABILITY                                                          355                      469

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      August 24, 2003 - 17,892,952 shares;
      May 25, 2003 - 17,538,762 shares;                                     1,789                    1,754
  Additional paid-in capital                                              141,592                  138,974
  Notes receivable from employees                                          (3,725)                  (3,725)
  Retained earnings                                                        31,178                   30,916
  Accumulated other comprehensive loss                                       (442)                    (514)
                                                                       -----------               ----------
                                                                          170,392                  167,405

  Less cost of Common Stock in treasury
    August 24, 2003 - 1,190,303 shares
    May 25, 2003 - 1,112,597 shares                                       (14,620)                 (12,901)
                                                                       -----------               ----------
                                                                          155,772                  154,504
                                                                       -----------               ----------


    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  182,866                $ 185,055
                                                                       ===========               ==========


See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                                         Three Months Ended
                                                               --------------------------------------
                                                                 August 24,              August 25,
                                                                    2003                    2002
                                                               -------------          ---------------
Net sales                                                       $   22,269                  35,180

Cost of products sold                                               13,784                  21,580
                                                               ------------           ---------------


Gross margin                                                         8,485                  13,600

Product research and development                                     2,908                   3,472
Selling, general and administrative                                  4,874                   4,353
Amortization of intangible assets                                      461                     460
                                                               ------------           ---------------
                                                                     8,243                   8,285
                                                               ------------           ---------------

Operating income                                                       242                   5,315
Interest and other income                                              281                     431
Interest and other expense                                            (122)                   (111)
Gain (loss) on available-for-sale securities                                                   (18)
                                                               ------------           ---------------
Income before income taxes                                             401                   5,617
Provision for income taxes                                             139                   1,949
                                                               ------------           ---------------


NET INCOME                                                      $      262              $    3,668
                                                               ============           ===============

Net Income per Common Share:
  Basic                                                         $     0.02              $     0.22
                                                               ============           ===============
  Diluted                                                       $     0.02              $     0.21
                                                               ============           ===============



See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

                                                                                               Three Months Ended
                                                                                           ----------------------------
                                                                                           August 24,        August 25,
                                                                                              2003             2002
                                                                                           ----------        ----------
OPERATING ACTIVITIES

Net income                                                                                 $      262        $    3,668
Adjustments to reconcile net income to net cash provided by
  operating activities:

    Depreciation and amortization                                                               1,526             1,466
    Stock based compensation                                                                       86               140
    Loss on sale and disposal of assets                                                                              25
    Realized loss (gain) on available-for-sale securities                                                            18
    Change in discount on note receivable                                                         (25)              (24)
    Change in operating assets and liabilities:
       Decrease in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                                6,194             2,508
      (Increase) decrease in inventories, prepaid expenses and other assets                    (5,273)            1,851
      (Decrease) increase in accounts payable and accrued expenses                             (3,282)               18
                                                                                           ----------        ----------
   NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                           (512)            9,670

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                                     (1,350)             (824)
Proceeds from sale of available-for-sale securities                                                                  24
Proceeds from sale of property, plant and equipment                                                                  17
                                                                                           ----------        ----------
    NET CASH USED IN INVESTING ACTIVITIES                                                      (1,350)             (783)

FINANCING ACTIVITIES
Proceeds from the exercise of stock options                                                     2,642                94
Advances to employees Executive Stock Purchase Plan                                                              (2,926)
Purchase of Treasury Stock                                                                     (1,719)           (3,544)
Principal payments on note payable and long-term debt                                             (67)              (64)
                                                                                           ----------        ----------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                           856            (6,440)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                               (1,006)            2,447

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               88,514            73,517
                                                                                           ----------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $   87,508        $   75,964
                                                                                           ==========        ==========


See notes to consolidated financial statements.

INTERMAGNETICS GENERAL
CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
Three Months Ended August 24,
2003
(Dollars in Thousands)
(Unaudited)                                                                   Accumulated
                                                       Additional               Other                       Notes
                                              Common    Paid-in    Retained  Comprehensive   Treasury    Receivable    Comprehensive
                                               Stock    Capital    Earnings  Income (Loss)    Stock    from Employees     Income
                                              ------   ----------  --------  -------------   --------  --------------  -------------

Balances at May 25, 2003                      $1,754   $  138,974  $ 30,916  $        (514)  $(12,901) $       (3,725)

Comprehensive income:
   Net Income                                                           262                                                      262
   Gain on derivative, net of tax benefit                                               72                                        72
                                                                                                                       -------------
         Total comprehensive income                                                                                              334
                                                                                                                       =============
Issuance of 354,190 shares of
Common Stock primarily
 related to exercise of
stock options                                     35        2,618
Treasury stock, upon exercise of
 stock options                                                                                 (1,719)
                                              ------   ----------  --------  -------------   --------  --------------
Balances at August 24, 2003                   $1,789   $  141,592  $ 31,178  $        (442)  $(14,620) $       (3,725)
                                              ======   ==========  ========  =============   ========  ==============


See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position at August 24, 2003 and the results of its operations, cash flows and changes in shareholders' equity for the periods presented. The results for the three months ended August 24, 2003 are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements for the year ended May 25, 2003, filed on Form 10-K on August 25, 2003.

         It is the Company's policy to reclassify prior year consolidated financial statements to conform to current year presentation.

Note B - Earnings Per Common Share

A summary of the shares used in the calculation of net income per Common Share is shown below:

(Dollars in Thousands, Except Per Share Amounts)

                                                    Three Months Ended
                                            ------------------------------------
                                            August 24, 2003      August 25, 2002
                                            ---------------      ---------------
Income available to
 Common shareholders                        $           262      $         3,668
                                            ===============      ===============
Weighted average shares                          16,483,499           16,667,914

Dilutive potential Common
 Shares:
  Warrants                                            4,154
  Stock Options                                     323,943              650,610
                                            ---------------      ---------------
Adjusted weighted average
 shares                                          16,811,596           17,318,524

Net income per Common Share:
  Basic                                     $          0.02      $          0.22
                                            ===============      ===============
  Diluted                                   $          0.02      $          0.21
                                            ===============      ===============

         As of August 24, 2003 the Company had 778,000 shares of restricted stock, net of forfeitures, outstanding to key employees. These shares are restricted units, which will convert into common stock only upon the achievement of compounded growth in the Company's pre-tax diluted earnings per share between eight and fifteen percent over five fiscal years ending May 27, 2007. The maximum vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 15%, 20% and 100%, respectively. For the three months ended, the stock is not considered dilutive, as the performance criteria has not been met. The Company will record expense for the restricted stock when management determines it will be probable that the performance targets will be met. At that time the expense will be recorded and treated as variable through the date that the restriction lapses. Additional shares of restricted stock may be granted to newly hired key employees.

         As of August 24, 2003 the Company had granted 7,896 shares of restricted stock to the Board of Directors. The vesting schedule in fiscal years 2004 through 2007 is 10%, 10%, 10%, and 60% respectively. For the three months ended August 24, 2003 and August 25, 2002, the Company had recorded expense of $3,750 and $0, respectively.

         During the period ended August 25, 2002, shares issuable upon conversion of stock warrants were considered in calculating "diluted" earnings per share, but have been excluded, as the effect would be anti-dilutive. Additionally, for the period ended August 24, 2003 and August 25, 2002 shares issuable upon exercise of stock options in which the average market value is lower than the exercise price have also been excluded, as the effect would be anti-dilutive.

Note C - New Accounting Pronouncements

         In December 2002, the Financial Accounting Standards Board issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". This Standard amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the appropriate disclosure in Note D.

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

         In May 2003, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.

Note D - Stock Compensation

         The Company accounts for its stock compensation arrangements under the provisions of APB No. 25, accounting for stock issued to employees. The following pro forma net income and earnings per share information has been determined as if the Company had accounted for stock-based compensation awarded under its stock option plans using the fair value-based method. The pro forma effect on net income for the three months ended August 24, 2003 and August 25, 2002 is not representative of the pro forma effect on net income in future years because, as required by SFAS No. 123, "Accounting for Stock Based Compensation," no consideration has been given to awards granted prior to fiscal 1996.

(Dollars in Thousands, Except Per Share Amounts)

                                                                           Three Months Ended
                                                                      -------------------------------
                                                                      August 24,           August 25,
                                                                         2003                 2002
                                                                      ----------           ----------
Net income (as reported)                                              $      262           $    3,668
  Add recorded non-cash stock compensation, net of tax                        56                   91
  Less non-cash stock compensation under SFAS No. 123, net of tax           (522)                (588)
                                                                      ----------           ----------
Pro forma Net Income                                                  $     (204)          $    3,171
Earnings per Common Share (as reported):
   Basic                                                              $     0.02           $     0.22
                                                                      ==========           ==========
   Diluted                                                            $     0.02           $     0.21
                                                                      ==========           ==========
Earnings per Common Share (pro forma):
   Basic                                                              $    (0.01)          $     0.19
                                                                      ==========           ==========
   Diluted                                                            $    (0.01)          $     0.18
                                                                      ==========           ==========

Note E - Segment and Related Information

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

         Summarized financial information concerning the Company's reportable segments is shown in the following table:

SEGMENT DATA
(Dollars in Thousands)

                                                                      Three Months Ended
                                           ---------------------------------------------------------------------
                                                                       August 24, 2003
                                           ---------------------------------------------------------------------
                                               Magnetic                                    Energy
                                           Resonance Imaging       Instrumentation       Technology      Total
                                           -----------------       ---------------       ----------     --------
Net sales to external customers:
  Magnet systems & components              $          14,427                                            $ 14,427

  Refrigeration equipment                                          $         5,810                         5,810
  Other                                                                                  $    2,032        2,032
                                           -----------------       ---------------       ----------     --------
          Total                                       14,427                 5,810            2,032       22,269



Segment operating profit (loss)                          211                   593             (562)         242

Total assets                               $         162,854       $         9,339       $   10,673     $182,866


                                                                     Three Months Ended
                                           ---------------------------------------------------------------------
                                                                       August 25, 2002
                                           ---------------------------------------------------------------------
                                               Magnetic                                    Energy
                                           Resonance Imaging       Instrumentation       Technology      Total
                                           -----------------       ---------------       ----------     --------

Net sales to external customers:
  Magnet systems & components              $          30,260                                            $ 30,260

  Refrigeration equipment                                          $         4,557                         4,557

  Other                                                                                  $      363          363
                                           -----------------       ---------------       ----------     --------
          Total                                       30,260                 4,557              363       35,180



Segment operating profit (loss)                        7,485                  (114)          (2,072)       5,299

Total assets                               $         156,584       $         9,925       $    8,201     $174,710

         The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:

(Dollars in Thousands)                                                                   Three Months Ended
                                                                                ---------------------------------------
                                                                                August 24, 2003         August 25, 2002
                                                                                ---------------         ---------------
Reconciliation of income before income taxes:

Total operating profit from reportable segments                                 $           242         $         5,299
Intercompany profit in ending inventory                                                                              16
                                                                                ---------------         ---------------
Net operating profit                                                                        242                   5,315

Interest and other income                                                                   281                     431
Interest and other expense                                                                 (122)                   (111)
Gain (loss) on available for sale securities                                                                        (18)
                                                                                ---------------         ---------------
Income before income taxes                                                      $           401         $         5,617
                                                                                ===============         ===============

Note F - Business Combinations, Goodwill and Other Intangible Assets

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

         The components of other intangibles are as follows:

(Dollars in Thousands)
                                                     As of August 24, 2003
                                        ------------------------------------------------
                                                                              Weighted
                                          Gross Carrying      Accumulated   Average Life
                                              Amount         Amortization     in Years
                                        -------------------  ------------   ------------
Amortized Intangible Assets
 Production Rights                      $             8,750  $      5,834            5.5
 Patents                                              3,748           833           17.9
 Trade Name                                             960           324           20.0
 Unpatented Technology                                  930           930            5.0
                                        -------------------  ------------   ------------
                                        $            14,388  $      7,921            9.7
                                        ===================  ============

         Aggregate amortization expense for the three months ended August 24, 2003 and August 25, 2002 was $461,000 and $460,000, respectively.

Estimated Amortization Expense:

For the year ending May 2004                $1,843
For the year ending May 2005                $1,843
For the year ending May 2006                $  385
For the year ending May 2007                $  252
For the year ending May 2008                $  252

All intangibles are amortized on a straight line basis.

         There have been no changes in the carrying amount of goodwill for the quarter ended August 24, 2003. Management evaluated goodwill for impairment during the quarter ended November 24, 2002 in accordance with SFAS No. 142 and determined no impairment exists. Management will perform the next annual goodwill impairment test during the quarter ended November 23, 2003.

Note G - Derivative Instruments and Hedging Activities

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective May 26, 2001. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value.

         The Company has entered into interest rate swap agreements to reduce the effect of changes in interest rates on its floating rate long-term debt. At August 24, 2003, the Company had outstanding interest rate swap agreements with a commercial bank, having a notional principal amount of approximately $4.6 million. Those agreements effectively change the Company's interest rate exposure on its mortgages due 2005 to a fixed 6.88%. The interest rate swap agreement matures at the time the related notes mature. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement. However, the Company does not anticipate non-performance by the counterparties.

         Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For the three months ended August 24, 2003, the Company recorded other comprehensive gain of $72,000 net of tax.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------------------

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

          In certain instances, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, on product that is complete and ready to ship for which our customer has requested a delay in delivery. In these cases, all the criteria for revenue recognition have been met including, but not limited to: the customer has a substantial business purpose, there is a fixed delivery date, title and risk of loss has transferred to our customer, the product is complete and ready for shipment, and the product has been segregated and is not available to be used to fill other orders. Upon notification from our customer the product is shipped to the stated destination. As of August 24, 2003 and August 25, 2002, these systems comprised approximately 5.1% and 8.8% of consolidated revenue for the three month periods then ended.

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

         The Company maintains a provision for potential environmental remediation for businesses disposed of during fiscal 2002. These provisions are based upon in part, on the advice from environmental engineers that have visited the sites and understand the scope of the project, should a cleanup be required. These engineers are experienced in such matters and with the appropriate government rulings in similar circumstances. We have made our provision based on the estimate provided which did not include any range of loss. Therefore, we are unable to identify or estimate any additional loss that is reasonably possible. The Company believes these provisions are adequate based on estimates from environmental engineers. If unexpected costs related to the environmental issues are incurred additional provisions will be needed.

         The Company records an investment impairment charge on available-for-sale securities when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment. During fiscal year 2003 the Company sold all remaining shares of Ultralife Batteries Inc. Therefore, as of August 24, 2003 the Company had no remaining available-for-sale securities.

         Results Of Operations
         ---------------------

         For the three months ended August 24, 2003, sales decreased about $12.9 million or 36.7%, to $22.3 million, from $35.2 million for the same period last year. This decrease is primarily driven by a decline in MRI segment sales as a result of the anticipated decline in magnet shipments, partially offset by increased sales from our instrumentation segment and additional funding received in our Energy Technology segment.

         MRI Segment Sales
         -----------------

         Sales of the MRI segment decreased $15.8 million or 52.3%, to $14.4 million for the three months ended August 24, 2003 verses the same period last year. This decrease is largely due to the anticipated decline in magnet shipments amounting to $16.5 million related to the transition of managing the supply chain logistics for Philips Medical Systems. This decrease was partially offset by increases in contract revenue and RF coil sales of about $460,000 and $145,000, respectively.

         Instrumentation Segment Sales
         -----------------------------

         Instrumentation segment sales for the three months ended August 24, 2003, increased $1.3 million, or 27.5% to $5.8 million over the same period last year. This increase is due to continued sales growth in our vacuum markets amounting to $780,000 as well as $600,000 from a stronger demand in the semiconductor market.

         Energy Technology Segment Sales
         -------------------------------

         Sales of the Energy Technology segment increased $1.6 million to $2.0 million for the quarter ending August 24, 2003. This increase resulted from additional funding received on existing programs primarily involving HTS devices.

         Gross Profit
         ------------

         Overall, gross profit decreased $5.1 million to about $8.5 million or 38% of sales for the three months ended August 24, 2003 from $13.6 million or 39% of sales for the same period last year. Reduced shipments and selling prices on magnets combined with the inability to fully absorb fixed costs partially offset by an increase in RF-coil sales, resulted in the MRI segment decrease of $7.2 million. The Instrumentation segment offset this decrease by $880,000 through an improved performance from within the traditional vacuum product line. The Energy Technology segment experienced a gross profit increase of $1.3 million resulting from $1.2 million of funding received for costs that were expensed in prior periods.

         Internal Research and Development
         ---------------------------------

         Internal research and development declined $564,000 or 16.2% to $2.9 million from $3.5 million for the three months ended August 24, 2003. This decrease primarily resulted from increased third party funding of about $480,000 for continued development on magnet systems, combined with a $185,000 allocation of research and development resources to support manufacturing processes at Polycold. These decreases were partially offset through increased spending on various HTS projects in our Energy Technology segment amounting to $85,000.

         Selling, General and Administrative
         -----------------------------------

         For the three months ended August 24, 2003, selling, general and administrative expenses, increased from prior year by about $520,000 or nearly 12.0% to $4.9 million. This increase is primarily due to increases in staffing and relocation costs of about $530,000. In addition, Director and professional fees increased about $280,000, partially offset by a reduction in incentive compensation and recruiting costs of about $240,000.

         Operating income
         ----------------

         For the three months ended, operating income decreased over the same period last year by approximately $5.1 million, to $242,000. This decrease is largely evident in our MRI segment with the reduction in net sales and the inability to fully absorb our fixed costs. This decrease was partially offset by increased sales and profit from our Instrumentation and Energy Technology segments

         Interest and other
         ------------------

         Interest and other income decreased $150,000 from the three months ended August 25, 2002 to $281,000 for three months ended August 24, 2003. This decrease was primarily due to the continued decline in the interest rate environment, despite increases in our cash balances.

         Our effective tax rate for the three months ended August 24, 2003 was unchanged from the previous year. We expect our effective tax rate to remain the same as we continue to review effective tax strategies.

Liquidity and Capital Commitments
---------------------------------

         For the three months ended August 25, 2003, we used $512,000 in cash from operating activities compared to $9.7 million of cash generated in the same period last year. The decrease in cash was primarily driven by the reduction in earnings and an increase in working capital. In the current period, cash used in investing activities which is comprised solely of plant, property and equipment purchases of $1.4 million increased about $567,000 from the previous year. Financing activities for the quarter ended August 24, 2003, generated $856,000 compared to the $6.4 million of cash used in the same period last year. The cash generated was a result of increases in proceeds received from exercised options of $2.5 million combined with decreases in treasury shares purchased of $1.8 million and advances of $2.9 million to employees under the shareholder approved executive stock purchase plans. These events were primarily driven by the strong performance of our common stock during the current quarter.

         Our capital and resource commitments as of August 24, 2003 consisted of capital equipment commitments of approximately $1,522,000. These commitments consisted of machinery, equipment and tooling used to improve the production process and in research and development. Additionally, some of the capital commitment is for computers and computer equipment to improve engineering efficiency. Individually, none of these commitments are considered significant.

         At August 24, 2003, we had a $50 million unsecured line of credit with three banks. Borrowings under the line bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin or prime plus an applicable margin, at our option. The line was not in use during the quarter. It expires in September 2004.

         We believe we have adequate resources to meet our needs for the short-term from our existing cash balances, our expected cash generation in the current fiscal year, and our available line of credit. Longer-term, with substantial increases in sales volume and/or large research and development or capital expenditure requirements to pursue new opportunities in the Energy Technology segment, we may need to raise additional funds. We would expect to be able to do so through additional lines of credit, public offerings or private placements. However, in the event funds were not available from these sources, or on acceptable terms, we would expect to manage our growth within the financing available.

         Inflation has not had a material impact on our financial statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         -----------------------------------------------------------

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

         There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of the evaluation referred to above. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions has been taken since the date of the evaluation.

PART II:  OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8K.

(a)      Exhibits

Certifications of Chief Executive Officer and Chief Financial Officer

         31.1     Rule 13a-14(a)/15d-14(a) Certification (Chief Executive
                  Officer)

         31.2     Rule 13a-14(a)/15d-14(a) Certification (Chief Financial
                  Officer)

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.



(b)      Reports on Form 8K

              None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INTERMAGNETICS GENERAL CORPORATION


Dated: October 1, 2003          By: /s/Glenn H. Epstein
                                    -----------------------------------------
                                    Glenn H. Epstein
                                    Chairman and Chief Executive Officer


Dated: October 1, 2003          By: /s/Michael K. Burke
                                    ----------------------------------------
                                    Michael K. Burke
                                    Executive Vice President and
                                    Chief Financial Officer