Form 10-Q
period 2003-11-23
INTERMAGNETICS GENERAL CORP
filed 2004-01-06
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended November 23, 2003
                                               -----------------

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

                           Yes __X__   No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.10 par value - 16,717,990 as of December 31, 2003

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements:

         Consolidated Balance Sheets - November 23, 2003 and May 25, 2003................................3

         Consolidated Income Statements - Three and Six Months Ended
           November 23, 2003 and November 24, 2002.......................................................5

         Consolidated Statements of Cash Flows - Six Months Ended
           November 23, 2003 and November 24, 2002.......................................................6

         Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
           Six Months Ended November 23, 2003 ...........................................................7

         Notes to Consolidated Financial Statements......................................................8

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................................16

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................22

Item 4:  Controls and Procedures........................................................................22


PART II - OTHER INFORMATION.............................................................................23


SIGNATURES..............................................................................................24

CERTIFICATIONS..........................................................................................25

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

                                                                              November 23,          May 25,
                                                                                  2003               2003
                                                                              -----------        -----------
ASSETS                                                                        (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                   $    99,150        $    88,514
  Trade accounts receivable, less allowance
    (November 23, 2003 - $135; May 25, 2003 - $223)                                19,939             23,864
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                                 209                188
  Inventories:
    Consigned products                                                                576                339
    Finished products                                                                 363                589
    Work in process                                                                 7,018              6,002
    Materials and supplies                                                          8,463              7,280
                                                                              -----------        -----------
                                                                                   16,420             14,210
  Deferred income taxes                                                               619                619
  Note receivable                                                                                      3,959
  Prepaid expenses and other                                                        3,343              2,756
                                                                              -----------        -----------
    TOTAL CURRENT ASSETS                                                          139,680            134,110

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                             1,128              1,128
  Buildings and improvements                                                       12,172             12,172
  Machinery and equipment                                                          41,803             38,461
  Leasehold improvements                                                            4,293              3,785
                                                                              -----------        -----------
                                                                                   59,396             55,546
  Less accumulated depreciation and amortization                                   30,859             27,160
                                                                              -----------        -----------
                                                                                   28,537             28,386

INTANGIBLE AND OTHER ASSETS
  Goodwill                                                                         13,750             13,750
  Other intangibles, less accumulated amortization
     (November 23, 2003 - $8,381; May 25, 2003 - $7,460)                            6,007              6,928
  Other assets                                                                      1,819              1,881
                                                                              -----------        -----------

    TOTAL ASSETS                                                              $   189,793        $   185,055
                                                                              ===========        ===========

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

                                                                              November 23,          May 25,
                                                                                  2003                2003
                                                                              ------------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                          (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt                                           $        296         $       284
  Accounts payable                                                                   6,307               9,276
  Salaries, wages and related items                                                  6,840               7,698
  Customer advances and deposits                                                     1,226                 544
  Product warranty reserve                                                           1,629               1,466
  Accrued income taxes                                                               2,145                 821
  Other liabilities and accrued expenses                                             4,745               4,156
                                                                              ------------         -----------
    TOTAL CURRENT  LIABILITIES                                                      23,188              24,245

LONG-TERM DEBT, less current portion                                                 4,233               4,384
DEFERRED INCOME TAXES                                                                1,453               1,453
DERIVATIVE LIABILITY                                                                   335                 469

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      November 23, 2003 - 17,908,932 shares;
      May 25, 2003 - 17,538,762 shares;                                              1,791               1,754
  Additional paid-in capital                                                       141,734             138,974
  Notes receivable from employees                                                   (3,421)             (3,725)
  Retained earnings                                                                 35,588              30,916
  Accumulated other comprehensive loss                                                (428)               (514)
                                                                              ------------         -----------
                                                                                   175,264             167,405
  Less cost of Common Stock in treasury
    November 23, 2003 - 1,192,878 shares
    May 25, 2003 - 1,112,597 shares                                                (14,680)            (12,901)
                                                                              ------------         -----------
                                                                                   160,584             154,504
                                                                              ------------         -----------


    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $    189,793         $   185,055
                                                                              =============        ===========




See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                           Three Months Ended                        Six Months Ended
                                                    ---------------------------------         --------------------------------
                                                    November 23,         November 24,         November 23,        November 24,
                                                        2003                 2002                 2003                2002
                                                    ------------         ------------         ------------        ------------
Net sales                                             $ 39,894             $ 36,664             $ 62,163            $ 71,844

Cost of products sold                                   24,316               22,521               38,100              44,101
                                                      --------             --------             --------            --------

Gross margin                                            15,578               14,143               24,063              27,743

Product research and development                         2,759                3,226                5,667               6,698
Selling, general and administrative                      5,736                4,952               10,610               9,305
Amortization of intangible assets                          460                  460                  921                 920
                                                      --------             --------             --------            --------
                                                         8,955                8,638               17,198              16,923
                                                      --------             --------             --------            --------

Operating income                                         6,623                5,505                6,865              10,820
Interest and other income                                  238                  244                  519                 675
Interest and other expense                                (107)                (130)                (229)               (241)
Loss on available-for-sale securities                                        (2,090)                                  (2,108)
Gain on litigation settlement                                                   537                                      537
                                                      --------             --------             --------            --------
Income before income taxes                               6,754                4,066                7,155               9,683
Provision for income taxes                               2,344                1,411                2,483               3,360
                                                      --------             --------             --------            --------
NET INCOME                                            $  4,410             $  2,655             $  4,672            $  6,323
                                                      ========             ========             ========            ========

Net Income per Common Share:
  Basic                                               $   0.26             $   0.16             $   0.28            $   0.38
                                                      ========             ========             ========            ========
  Diluted                                             $   0.26             $   0.16             $   0.28            $   0.37
                                                      ========             ========             ========            ========

See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

                                                                                                Six Months Ended
                                                                                        --------------------------------
                                                                                        November 23,        November 24,
                                                                                            2003                2002
                                                                                        ------------        ------------
OPERATING ACTIVITIES
Net income                                                                              $      4,672        $      6,323
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                              3,121               2,954
    Stock based compensation                                                                     241                 302
    Loss on sale and disposal of assets                                                           22                  46
    Realized loss on available-for-sale securities                                                                 2,108
    Change in discount on note receivable                                                        (41)                (49)
    Change in operating assets and liabilities:
       (Increase) decrease in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                               3,904                (152)
      (Increase) decrease in inventories and prepaid expenses and other assets                (3,004)                362
      Decrease in accounts payable and accrued expenses                                       (1,077)             (3,484)
                                                                                        ------------        ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   7,838               8,410

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                                    (2,374)             (1,570)
Collection of note receivable                                                                  4,000
Proceeds from sale of available-for-sale securities                                                                1,363
Proceeds from sale of property, plant and equipment                                                                   17
                                                                                        ------------        ------------
    NET CASH USED IN INVESTING ACTIVITIES                                                      1,626                (190)

FINANCING ACTIVITIES
Proceeds from sale of Common Stock, including exercise of stock options                        2,786                 359
Proceeds from (advances to) employees Executive Stock Purchase Plan                              304              (2,926)
Purchase of Treasury Stock                                                                    (1,779)             (4,402)
Principal payments on note payable and long-term debt                                           (139)               (129)
                                                                                        ------------        ------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        1,172              (7,098)

INCREASE IN CASH AND CASH EQUIVALENTS                                                         10,636               1,122

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              88,514              73,517
                                                                                        ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $     99,150        $     74,639
                                                                                        ============        ============




See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Six Months Ended November 23, 2003
(Dollars in Thousands)
(Unaudited)

                                                                             Accumulated
                                                  Additional                    Other                       Notes
                                      Common        Paid-in     Retained    Comprehensive   Treasury      Receivable   Comprehensive
                                       Stock        Capital     Earnings    Income (Loss)     Stock     from Employees    Income
                                     ---------    ----------    ---------   -------------   ---------   -------------- -------------
Balances at May 25, 2003             $   1,754    $  138,974    $  30,916     $      (514)  $ (12,901)    $  (3,725)

Comprehensive income:
   Net income                                                       4,672                                                      4,672
   Gain on derivative, net of
    tax benefit                                                                        86                                         86
                                                                                                                         -----------
         Total comprehensive income                                                                                      $     4,758
                                                                                                                         ===========
Issuance of 370,170 shares of
  Common Stock, related to exercises
   of stock options                          37         2,760
Repayments of notes receivable                                                                                  304
Treasury stock purchase                                                                           (60)
Treasury stock, upon exercise of
   stock options                                                                                 (1,719)

                                      ----------  ------------  -----------   -----------   ---------     ---------
Balances at November 23, 2003         $    1,791  $    141,734  $    35,588   $      (428)  $ (14,680)    $  (3,421)
                                      ==========  ============  ===========   ===========   =========     =========


See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position at November 23, 2003 and the results of its operations, cash flows and changes in shareholders' equity for the periods presented. The results for the three and six months ended November 23, 2003 are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements for the year ended May 25, 2003, filed on Form 10-K on August 25, 2003.

         It is the Company's policy to reclassify prior year consolidated financial statements to conform to current year presentation.

Note B - Earnings Per Common Share

A summary of the shares used in the calculation of net income per Common Share is shown below:


(Dollars in Thousands, Except Per Share Amounts)

                                                          Three Months Ended                           Six Months Ended
                                                -------------------------------------         ---------------------------------
                                                Nov. 23, 2003           Nov. 24, 2002         Nov. 23, 2003       Nov. 24, 2002
                                                -------------           -------------         -------------       -------------
Income available to
  Common shareholders                           $       4,410           $       2,655         $       4,672       $       6,323
                                                =============           =============         =============       =============

Weighted average shares                            16,712,945              16,466,089            16,598,222          16,567,001

Dilutive potential Common
  Shares:
     Warrants                                          21,189                                        13,523
     Restricted stock                                   1,707                                         1,010
     Stock options                                    385,576                 503,025               348,840             510,149
                                                -------------           -------------         -------------       -------------
Adjusted weighted average
  shares                                           17,121,417              16,969,114            16,961,595          17,077,150

Net income per Common Share:
     Basic                                      $        0.26           $        0.16         $        0.28       $        0.38
                                                =============           =============         =============       =============
     Diluted                                    $        0.26           $        0.16         $        0.28       $        0.37
                                                =============           =============         =============       =============

         As of November 23, 2003 the Company had 762,000 shares of restricted stock, net of forfeitures, outstanding to key employees. These shares are restricted units, which will convert into common stock only upon the achievement of compounded growth in the Company's pre-tax diluted earnings per share between eight and fifteen percent over five fiscal years ending May 27, 2007. The maximum vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 15%, 20% and 100%, respectively. For the six months ended November 23, 2003, the stock is not considered dilutive, as the performance criteria have not been met. The Company will record expense for the restricted stock when management determines it will be probable that the performance targets will be met. At that time the expense will be recorded and treated as variable through the date that the restriction lapses. Additional shares of restricted stock may be granted to newly hired key employees.

         As of November 23, 2003 the Company had granted 7,896 shares of restricted stock to the Board of Directors. The vesting schedule in fiscal years 2004 through 2008 is 10%, 10%, 10%, 10%, and 60% respectively. For the three and six months ended November 23, 2003, the Company had recorded expense of $3,750 and $7,500, respectively. No expense was recorded during the six months ended November 24, 2002.

         During the three and six month periods ended November 24, 2002, shares issuable upon conversion of stock warrants were considered in calculating "diluted" earnings per share, but have been excluded, as the effect would be anti-dilutive. Additionally, all stock options in which the average market value for the period is lower than the exercise price have also been excluded as the effect would be anti-dilutive.

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

         In May 2003, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

Note D - Stock Compensation

         The Company accounts for its stock compensation arrangements under the provisions of APB No. 25, accounting for stock issued to employees. The following pro forma net income and earnings per share information has been determined as if the Company had accounted for stock-based compensation awarded under its stock option plans using the fair value-based method. The pro forma effect on net income for the three and six months ended November 23, 2003 and November 24, 2002 is not representative of the pro forma effect on net income in future years because, as required by SFAS No. 123, "Accounting for Stock Based Compensation," no consideration has been given to awards granted prior to fiscal 1996.

(Dollars in Thousands, Except Per Share Amounts)

                                                                    Three Months Ended                   Six Months Ended
                                                              ------------------------------      ------------------------------
                                                              November 23,      November 24,      November 23,      November 24,
                                                                  2003              2002              2003              2002
                                                              ------------      ------------      ------------      ------------
Net income (as reported)                                      $      4,410      $      2,655      $      4,672      $      6,323
  Add recorded non-cash stock compensation, net of tax                  78               106               157               197
  Less non-cash stock compensation under
   SFAS No. 123, net of tax                                           (465)             (552)           (1,010)           (1,140)
                                                              ------------      ------------      ------------      ------------
Pro forma Net Income                                          $      4,023      $      2,209      $      3,819      $      5,380
Earnings per Common Share (as reported):
   Basic                                                      $       0.26      $       0.16      $       0.28      $       0.38
                                                              ============      ============      ============      ============
   Diluted                                                    $       0.26      $       0.16      $       0.28      $       0.37
                                                              ============      ============      ============      ============
Earnings per Common Share (pro forma):
   Basic                                                      $       0.24      $       0.13      $       0.23      $       0.32
                                                              ============      ============      ============      ============
   Diluted                                                    $       0.23      $       0.13      $       0.23      $       0.32
                                                              ============      ============      ============      ============

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

         Summarized financial information concerning the Company's reportable segments is shown in the following table:


SEGMENT DATA
(Dollars in Thousands)

                                                                           Three Months Ended
                                         ----------------------------------------------------------------------------------------
                                                                            November 23, 2003
                                         ----------------------------------------------------------------------------------------
                                               Magnetic                                        Energy
                                          Resonance Imaging       Instrumentation            Technology               Total
                                         ------------------      ------------------      ------------------      ----------------
Net sales to external customers:
  Magnet systems & components                  $ 32,335                                                              $ 32,335
  Refrigeration equipment                                             $  6,582                                          6,582
  Other                                                                                       $    977                    977
                                              ---------               --------                --------               --------
          Total                                  32,335                  6,582                     977                 39,894

Segment operating profit (loss)                   7,513                    963                  (1,875)                 6,601

Total assets                                  $ 171,273               $  9,218                $  9,302               $189,793


                                                                           Three Months Ended
                                         ----------------------------------------------------------------------------------------
                                                                            November 24, 2002
                                         ----------------------------------------------------------------------------------------
                                              Magnetic                                         Energy
                                          Resonance Imaging       Instrumentation            Technology               Total
                                         ------------------      ------------------      ------------------      ----------------
Net sales to external customers:
  Magnet systems & components                 $  31,261                                                              $ 31,261
  Refrigeration equipment                                             $  4,999                                          4,999
  Other                                                                                       $    404                    404
                                              ---------               --------                --------               --------
          Total                                  31,261                  4,999                     404                 36,664

Segment operating profit (loss)                   7,059                     12                  (1,577)                 5,494

Total assets                                  $ 155,199               $ 10,682                $  7,970               $173,851

                                                                             Six Months Ended
                                         ----------------------------------------------------------------------------------------
                                                                             November 23, 2003
                                         ----------------------------------------------------------------------------------------
                                              Magnetic                                         Energy
                                          Resonance Imaging       Instrumentation            Technology               Total
                                         ------------------      ------------------      ------------------      ----------------
Net sales to external customers:
  Magnet systems & components                 $  46,762                                                              $ 46,762
  Refrigeration equipment                                             $ 12,392                                         12,392
  Other                                                                                       $  3,009                  3,009
                                              ---------               --------                --------               --------
          Total                                  46,762                 12,392                   3,009                 62,163

Segment operating profit (loss)                   7,724                  1,556                  (2,437)                 6,843

Total assets                                  $ 171,273               $  9,218                $  9,302               $189,793


                                                                             Six Months Ended
                                         ----------------------------------------------------------------------------------------
                                                                            November 24, 2002
                                         ----------------------------------------------------------------------------------------
                                              Magnetic                                        Energy
                                          Resonance Imaging       Instrumentation           Technology                Total
                                         ------------------      ------------------      ------------------      ----------------
Net sales to external customers:
  Magnet systems & components                 $  61,521                                                              $ 61,521
  Refrigeration equipment                                             $  9,556                                          9,556
  Other                                                                                       $    767                    767
                                              ---------               --------                --------               --------
          Total                                  61,521                  9,556                     767                 71,844

Segment operating profit (loss)                  14,544                   (102)                 (3,649)                10,793

Total assets                                  $ 155,199               $ 10,682                $  7,970               $173,851

         The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:


(Dollars in Thousands)

                                                                                            Three Months Ended
                                                                                   ------------------------------------
                                                                                   Nov. 23, 2003          Nov. 24, 2002
                                                                                   -------------          -------------
Reconciliation of income before income taxes:

Total operating profit from reportable segments                                       $  6,601               $  5,494
Intercompany profit in ending inventory                                                     22                     11
                                                                                      --------               --------
Net operating profit                                                                     6,623                  5,505

Interest and other income                                                                  238                    244
Interest and other expense                                                                (107)                  (130)
Loss on available for sale securities                                                                          (2,090)
Gain on litigation settlement                                                                                     537
                                                                                      --------               --------
Income before income taxes                                                            $  6,754               $  4,066
                                                                                      ========               ========

                                                                                              Six Months Ended
                                                                                   ------------------------------------
                                                                                   Nov. 23, 2003          Nov. 24, 2002
                                                                                   -------------          -------------
Reconciliation of income before income taxes:

Total operating profit from reportable segments                                       $  6,843               $ 10,793
Intercompany profit in ending inventory                                                     22                     27
                                                                                      --------               --------
Net operating profit                                                                     6,865                 10,820

Interest and other income                                                                  519                    675
Interest and other expense                                                                (229)                  (241)
Loss on available for sale securities                                                                          (2,108)
Gain on litigation settlement                                                                                     537
                                                                                      --------               --------
Income before income taxes                                                            $  7,155               $  9,683
                                                                                      ========               ========


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

The components of other intangibles are as follows:

(Dollars in Thousands)

                                                           As of November 23, 2003
                                             ----------------------------------------------------
                                                                                      Weighted
                                             Gross Carrying      Accumulated        Average Life
                                                 Amount          Amortization         in Years
                                             --------------     --------------     --------------
Amortized Intangible Assets
       Production Rights                        $  8,750           $  6,231               5.5
       Patents                                     3,748                884              17.9
       Trade Name                                    960                336              20.0
       Unpatented Technology                         930                930               5.0
                                                --------           --------           -------
                                                $ 14,388           $  8,381               9.7
                                                ========           ========

         Aggregate amortization expense for the three and six months ended November 23, 2003 and November 24, 2002 was $460,000 and $460,000 and $922,000
and $920,000, respectively.

Estimated Amortization Expense:

For the year ending May 2004                $1,843
For the year ending May 2005                $1,843
For the year ending May 2006                $  385
For the year ending May 2007                $  252
For the year ending May 2008                $  252

All intangibles are amortized on a straight line basis.

         There have been no changes in the carrying amount of goodwill for the quarter ended November 23, 2003. Management has evaluated goodwill for impairment during the quarter ended November 23, 2003 in accordance with SFAS No. 142 and determined no impairment exists.

Note G - Derivative Instruments and Hedging Activities

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective May 26, 2001. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value.

         The Company has entered into interest rate swap agreements to reduce the effect of changes in interest rates on its floating rate long-term debt. At November 23, 2003, the Company had outstanding interest rate swap agreements with a commercial bank, having a notional principal amount of approximately $4.5 million. Those agreements effectively change the Company's interest rate exposure on its mortgages due in 2005 to a fixed 6.88%. The interest rate swap agreement matures at the time the related notes mature. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement. However, the Company does not anticipate non-performance by the counterparties.

         Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For the three and six months ended November 23, 2003, the Company recorded other comprehensive gain of $14,000 and $86,000, respectively net of tax.

Note H - Subsequent Event(s)

         On December 17, 2003, the Company entered into a definitive agreement to acquire all the outstanding common stock of Invivo Corporation ("Invivo"). The deal is structured as an all cash transaction valued at $22.00 per share which creates a fully diluted enterprise value of approximately $152 million. The Company intends to finance this acquisition through a combination of cash on hand, and a recently obtained $100 million unsecured credit facility underwritten by a group of commercial lenders. Invivo designs, manufactures and markets monitoring systems that measure and display vital signs of patients in medical settings, particularly during magnetic resonance imaging procedures. The Company anticipates closing this acquisition in late January 2004.

         On December 17, 2003, the Company entered into a Credit Facility with a group of commercial lenders under which the Company may borrow up to $100 million in the aggregate consisting of (i) up to $75 million in a five-year revolving credit facility and (ii) a $25 million five-year term loan facility. Both facilities have maturity dates five years from the effective date of these loans. Proceeds of this facility are to be used for the acquisition of Invivo Corporation including direct costs associated with the acquisition and this credit facility, refinance existing debt of the Company and of Invivo Corporation, and to provide working capital for general corporate requirements of the Company. This facility replaces the Company's existing unsecured $50.0 million line of credit.

         The term loan will be payable quarterly in scheduled amounts; 15% in years one and two, 20% in year three, and 25% in years four and five.

         The Credit Facility contains a prepayment provision whereby certain amounts borrowed must be repaid upon the occurrence of certain specified events and conditions, including issuance of any equity, proceeds from the issuance of any additional debt, certain asset sales, insurance proceeds and excess cash flows, subject to debt leverage ratios, as defined in the Credit Facility.

         Borrowings under the facilities will bear interest, at the Company's option, at: (x) the higher of Wachovia's prime commercial lending rate or the federal funds rate plus 0.50% per annum, plus the applicable margin rate based on the Company's leverage ratio (the ratio of total debt to earnings before interest, taxes, depreciation and amortization) (the "Leverage Ratio") which for the first two full fiscal quarters following the closing of the Credit Agreement, will be 0.50% per annum; or (y) the applicable London Interbank Offered Rate ("LIBOR") plus the applicable LIBOR margin rate based on the Company's Leverage Ratio, which, for the first two full fiscal quarters following the closing of the Credit Agreement, will be 1.50% per annum.

         In addition, the Company is obligated to pay a commitment fee on the unutilized portion of the Revolving Loan of 0.30% per annum. The Company will also pay underwriting and administration fees, reimburse certain expenses and provide certain indemnities.

         The agreement is unsecured and unconditionally guaranteed by each existing and subsequently acquired or organized domestic subsidiary of the Company. The Company must also comply with certain financial and operational covenants. The most restrictive financial covenants include various debt to EBITDA, tangible net worth and fixed charge coverage ratios as defined in the Credit Facility.

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

          In certain instances, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, on product that is complete and ready to ship for which our customer has requested a delay in delivery. In these cases, all the criteria for revenue recognition have been met including, but not limited to: the customer has a substantial business purpose, there is a fixed delivery date, title and risk of loss has transferred to our customer, the product is complete and ready for shipment, and the product has been segregated and is not available to be used to fill other orders. Upon notification from our customer the product is shipped to the stated destination. As of November 23, 2003 and November 24, 2002, these systems comprised approximately 0.0% and 8.1%, respectively of consolidated revenue for the three month periods then ended.

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

         The Company recorded a provision amounting to about $2.0 million for potential environmental remediation for businesses disposed of during fiscal 2002. These provisions are based upon in part, on the advice from environmental engineers that have visited the sites and understand the scope of the project, should a cleanup be required. These engineers are experienced in such matters and with the appropriate government rulings in similar circumstances. We have made our provision based on the estimate provided which did not include any range of loss. Therefore, we are unable to identify or estimate any additional loss that is reasonably possible. The Company believes these provisions are adequate based on estimates from environmental engineers. If unexpected costs related to the environmental issues are incurred additional provisions will be needed.

         The Company records an investment impairment charge on available-for-sale securities when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment. The Company owns approximately 15% of the common stock of KryoTech a privately held corporation. During fiscal year 2002, the Company wrote this investment down to zero due to a decline in fair value, which in the opinion of management was other than temporary.

Results Of Operations

         Sales increased about $3.2 million or 8.8%, to $39.9 million, for the three months ended November 23, 2003, from $36.7 million for the same period last year. This increase was achieved through contributions from each segment which was driven by increased product demand as well as additional government funding in our Energy Technology segment.

         For the six months ended November 23, 2003, sales decreased $9.7 million or 13.5% to $62.2 million from $71.9 million for the same period last year. This decrease is primarily driven by the first quarter decline in MRI segment sales as a result of the anticipated decrease in magnet shipments, partially offset by increased sales from our Instrumentation segment and additional funding received in our Energy Technology segment.

         MRI Segment Sales

         Sales during the quarter for the MRI segment increased $1.1 million or 3.4%, to $32.3 million compared to the same quarter last year. This increase is largely due to a $1.6 million increase in RF-Coil sales primarily to our original equipment manufacturing customers. Although total magnet shipments increased over the second quarter of last year, an unfavorable magnet mix partially offset the increase in RF coil sales.

         For the six months ended November 23, 2003, MRI segment sales decreased $14.8 million or 24.0% to $46.8 million from the same six month period last year. This decrease is primarily the result of the previously disclosed planned decline in magnet shipments during the first quarter. This amounted to about $16.5 million related to the transition of managing supply chain logistics for Philips Medical Systems in return for an enhanced and extended exclusive supply contract. This decrease was partially offset by a strong increase in RF-Coil sales of about $1.8 million.

         Instrumentation Segment Sales

         Instrumentation segment sales for the three months ended November 23, 2003, increased $1.6 million, or 31.7% to $6.6 million over the same period last year. This increase is primarily due to continued sales growth in our vacuum markets in Asia and domestically, as well as developing strength in the semiconductor market.

         For the six months ended, sales increased $2.8 million or 29.7% to $12.4 million over the same six month period last year. This increase, consistent with the current quarter, was primarily driven by continued strength in our vacuum market as well as increasing demand in the semiconductor market.

         Energy Technology Segment Sales

         Sales of the Energy Technology segment increased $573,000 and $2.2 million for the three and six months ended November 23, 2003, respectively over their corresponding periods last year as result of additional funding received on existing programs primarily involving HTS devices.

         Gross Margin

         Overall, gross margin increased $1.4 million to about $15.6 million or 39% of sales for the three months ended November 23, 2003 from $14.1 million or 39% of sales for the same period last year. Increased RF-Coil sales contributed to an increase for the MRI segment of about $550,000. The Instrumentation segment added to this increase by $775,000 through an improved performance primarily from within the vacuum product line. The Energy Technology segment experienced a gross profit increase of nearly $100,000 resulting from increased funding on our existing HTS programs.

          During the six months ended, gross margin decreased by about $3.7 million to $24.1 million or 39% of sales from $27.7 million or 39% of sales for the same six month period last year. Reduced magnet shipments during the first quarter and lower average selling prices resulting from the new contract with Philips Medical Systems combined with the inability to fully absorb fixed costs during this planned decline in production was partially offset by an increase in RF-Coil sales, resulting in a MRI segment decrease of $6.7 million. Partially offsetting this decline, the Instrumentation segment increased $1.7 million primarily through improved sales in the vacuum market. In addition, the Energy Technology segment increased $1.4 million relating to $1.2 million of funding received for costs that were expensed in prior periods as well as increased funding on our existing HTS programs.

         Product Research and Development

         Product research and development declined $467,000 or 14.5% to $2.8 million from $3.2 million for the three months ended November 23, 2003. This decrease primarily resulted from increased third party funding of about $714,000 for continued development on magnet systems, partially offset by increased spending on various HTS projects in our Energy Technology segment amounting to $306,000. Although internal spending declined actual technology development efforts increased as a result of additional third party funding.

         For the six months ended, product research and development decreased about $1.0 million or 15.4% from $6.7 million for the same period last year. This decrease primarily resulted from increased third party funding of about $1.2 million for continued development on magnet systems, partially offset by increased spending on various HTS projects in our Energy Technology segment amounting to $120,000. Although internal spending declined actual technology development efforts increased as a result of additional third party funding.

         Selling, General and Administrative

         For the three months ended November 23, 2003, selling, general and administrative expenses, increased $784,000 from prior year or nearly 16.0% to $5.7 million. This increase is primarily due to increases in staffing, incentive compensation including commissions and relocation costs in filling open positions in our MRI Segment totaling about $660,000. In addition, professional and consulting fees increased about $180,000.

         Selling, general and administrative expenses increased about $1.3 million or 14% to $10.6 million for the six months ended November 23, 2003 from $9.3 million for the same period last year. This increase is primarily driven by increases in staffing, incentive compensation and relocation costs in filling various open positions of approximately $1.2 million.

         Operating income

         For the three months ended November 23, 2003, operating income increased $1.1 million or 20.3% over the same period last year primarily due to improved sales, reduced research and development expense as a result of increased third party funding, partially offset by increased selling, general and administrative costs.

         During the six months ended November 23, 2003, operating income decreased nearly $4.0 million from $10.8 million to $6.9 million. This decrease was primarily the result of the reduced magnet sales in our MRI segment during the first quarter. Offsetting to the MRI segment decline was a decrease in our net investment in the Energy Technology segment combined with continued sales growth and related gross margin in our Instrumentation segment.

         Interest and other

         Interest and other income of $238,000 for the current quarter was consistent with the same period last year, but decreased $156,000 for the six months ended November 23, 2003 to $519,000. This decrease is primarily driven by the continued decline in the interest rate environment partially offset by our larger cash balances.

         During the three months ended November 24, 2002, The Company sold its remaining shares of Ultralife Batteries Inc. and realized a pre-tax loss of $2.1 million. During the same quarter, the Company realized a $537,000 gain resulting from a favorable settlement of trade litigation.

         Our effective tax rate of 34.7% for the six months ended November 23, 2003 was unchanged from the previous year. We expect our effective tax rate to remain the same as we continue to review effective tax strategies.

Liquidity and Capital Commitments

         For the six months ended November 23, 2003, we generated $7.8 million in cash from operating activities compared to $8.4 million of cash generated in the same period last year. The decrease in cash generated, which was primarily driven by the decrease in earnings and non-cash expenses of $3.7 million, was partially offset by a decrease in working capital items of $3.1 million. In the current period, cash generated by investing activities of $1.6 million increased $1.8 million from the $190,000 of cash used during the same period last year primarily from collecting the $4.0 million note receivable which was the final payment from the sale of IGC-Advanced Superconductors to Outokumpu Advanced Superconductors, Inc. in fiscal year 2002. This was partially offset by plant, property and equipment purchases of $2.4 million. During the same six month period last year, investing activities consisted of about $1.6 million of plant, property and equipment purchases partially offset by proceeds from the sale of available-for-sale securities of $1.4 million. Financing activities for the six months ended November 23, 2003, generated $1.2 million which primarily comprised $2.8 million of proceeds received from exercised options partially offset by $1.8 million of treasury stock. This is compared to the $7.1 million of cash used in the same period last year which mainly consisted of $4.4 million of treasury stock purchases and $2.9 million of advances to employees under the shareholder approved executive stock purchase plans.

         See the consolidated statement of cash flows, located elsewhere in this report for further details on sources and uses of cash.

         Our capital and resource commitments as of November 23, 2003 consisted of capital equipment commitments of approximately $1.2 million. These commitments consisted of machinery, equipment and tooling used to improve the production process and in research and development. Additionally, some of the capital commitment is for computers and computer equipment to improve engineering efficiency. Individually, none of these commitments are considered significant.

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

         At November 23, 2003, we had a $50 million unsecured line of credit with three banks. Borrowings under the line bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin or prime plus an applicable margin, at our option. The line was not in use during the six months ended November 23, 2003. This line of credit was replaced by the $100 million credit facility executed on December 17, 2003 as discussed below.

         On December 17, 2003, we entered into a definitive agreement to acquire all the outstanding common stock of Invivo Corporation ("Invivo"). The deal is structured as an all cash transaction valued at $22.00 per share which creates a fully diluted enterprise value of approximately $152 million. It is management's intention to finance this acquisition through a combination of cash on hand, and a recently obtained $100 million unsecured credit facility underwritten by a group of commercial lenders. Invivo designs, manufactures and markets monitoring systems that measure and display vital signs of patients in medical settings, particularly during magnetic resonance imaging procedures. We anticipate closing on this acquisition in late January 2004.

         On December 17, 2003, we entered into a Credit Facility with a group of commercial lenders under which the we may borrow up to $100 million in the aggregate consisting of (i) up to $75 million in a five-year revolving credit facility and (ii) a $25 million five-year term loan facility. Both facilities have maturity dates five years from the effective date of these loans. Proceeds of this facility are to be used for the acquisition of Invivo Corporation including direct costs associated with the acquisition and this credit facility, refinance existing debt of the Company and of Invivo Corporation, and to provide working capital for general corporate requirements of the Company. This facility replaces our existing unsecured $50.0 million line of credit. See also Note H in the Company's notes to consolidated financial statements.

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

PART II:  OTHER INFORMATION

ITEM 4:  Submission of Matters to a Vote of Security Holders

         (a) The November 2003 Annual Meeting of Shareholders of the Company was held on November 13, 2003.

         (b)(i) At the Annual Meeting, the Shareholders of the Company approved an increase to the number of shares available for issuance under the 2000 Stock Option and Award Plan by 500,000 shares. The vote was 8,655,061 FOR; 1,970,015 AGAINST; 68,830
                  ABSTAIN.

         (b)(ii) At the Annual Meeting, the Shareholders of the Company elected to the Board of Directors all three nominees with the following vote:

                                                                                               BROKER
            DIRECTOR                  FOR               WITHHELD            ABSTAIN           NON-VOTES
     ------------------------ -------------------- ------------------- ------------------ ------------------
     Michael E. Hoffman           15,464,631            477,242               --                 --
     ------------------------ -------------------- ------------------- ------------------ ------------------
     Thomas L. Kempner            15,375,389            566,484               --                 --
     ------------------------ -------------------- ------------------- ------------------ ------------------
     Sheldon Weinig               15,374,982            566,891               --                 --
     ------------------------ -------------------- ------------------- ------------------ ------------------

         The terms of the Directors that continued after this Annual Meeting included; John M. Albertine, Glenn H. Epstein, Larry G. Garberding, and James S. Hyde.

ITEM 6:  Exhibits and Reports on Form 8K.

         (a)      Exhibits

                  10.1 Credit Agreement for $100 million dated December 17, 2003 between Intermagnetics General Corporation and its domestic subsidiaries (borrower) with Wachovia Bank, N.A. (administrative agent), JPMorgan Chase Bank (syndication agent) and KeyBank N.A.(documentation agent)

Certifications of Chief Executive Officer and Chief Financial Officer

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

         (b)      Reports filed on Form 8K

                  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INTERMAGNETICS GENERAL CORPORATION


Dated:   January 5, 2004                By: /s/ Glenn H. Epstein
                                            --------------------------------
                                        Glenn H. Epstein
                                        Chairman and Chief Executive Officer


Dated:   January 5, 2004                By: /s/ Michael K. Burke
                                            --------------------------------
                                        Michael K. Burke
                                        Executive Vice President and
                                        Chief Financial Officer