Form 10-Q
period 2004-02-22
INTERMAGNETICS GENERAL CORP
filed 2004-04-07
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended February 22, 2004

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                         Commission file number 1-11344

                       INTERMAGNETICS GENERAL CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                           14-1537454
 ------------------------------                            ------------------
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

Common Stock, $.10 par value - 16,827,588 as of March 28, 2004

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements:

         Consolidated Balance Sheets - February 22, 2004 and May 25, 2003................................3

         Consolidated Income Statements - Three and Nine Months Ended
           February 22, 2004 and February 23, 2003.......................................................5

         Consolidated Statements of Cash Flows - Nine Months Ended
           February 22, 2004 and February 23, 2003........  .............................................6

         Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
           Nine Months Ended February 22, 2004 ..........................................................7

         Notes to Consolidated Financial Statements......................................................8

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................................20

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................29

Item 4:  Controls and Procedures........................................................................29


PART II - OTHER INFORMATION.............................................................................30

SIGNATURES..............................................................................................31

CERTIFICATIONS..........................................................................................32

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

                                                                      February 22,              May 25,
                                                                           2004                   2003
                                                                      ------------           ------------
                                                                      (Undaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                             $  9,470                $ 88,514
  Trade accounts receivable, less allowance
    (February 22, 2004 - $942; May 25, 2003 - $223)                       38,547                  23,864
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                      1,224                     188
  Inventories:
    Consigned products                                                     1,610                     339
    Finished products                                                      3,525                     589
    Work in process                                                        8,862                   6,002
    Materials and supplies                                                13,584                   7,280
                                                                        --------                --------
                                                                          27,581                  14,210
  Deferred income taxes                                                    2,672                     619
  Note receivable                                                             64                   3,959
  Prepaid expenses and other                                               4,082                   2,756
                                                                        --------                --------
    TOTAL CURRENT ASSETS                                                  83,640                 134,110

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                    1,628                   1,128
  Buildings and improvements                                              14,972                  12,172
  Machinery and equipment                                                 46,405                  38,461
  Leasehold improvements                                                   4,359                   3,785
                                                                        --------                --------
                                                                          67,364                  55,546
  Less accumulated depreciation and amortization                          31,971                  27,160
                                                                        --------                --------
                                                                          35,393                  28,386

INTANGIBLE AND OTHER ASSETS
  Goodwill                                                               116,487                  13,750
  Other intangibles, less accumulated amortization
     (February 22, 2004 - $9,167; May 25, 2003 - $7,460)                  33,900                   6,928
  Other assets                                                             3,442                   1,881
                                                                        --------                --------

    TOTAL ASSETS                                                        $272,862                $185,055
                                                                        ========                ========

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

                                                                      February 22,              May 25,
                                                                           2004                   2003
                                                                      ------------           ------------
                                                                      (Undaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                    $   4,165               $     284
  Accounts payable                                                         8,880                   9,276
  Salaries, wages and related items                                       11,632                   7,698
  Customer advances and deposits                                             785                     544
  Product warranty reserve                                                 2,936                   1,466
  Accrued income taxes                                                     2,206                     821
  Other liabilities and accrued expenses                                  15,444                   4,156
                                                                       ---------               ---------
    TOTAL CURRENT  LIABILITIES                                            46,048                  24,245

LONG-TERM DEBT, less current portion                                      58,682                   4,384
DEFERRED INCOME TAXES                                                      2,167                   1,453
DERIVATIVE LIABILITY                                                         491                     469

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      February 22, 2004 - 18,016,490 shares;
      May 25, 2003 - 17,538,762 shares;                                    1,802                   1,754
  Additional paid-in capital                                             142,416                 138,974
  Notes receivable from employees                                         (3,421)                 (3,725)
  Retained earnings                                                       39,869                  30,916
  Accumulated other comprehensive loss                                      (512)                   (514)
                                                                       ---------               ---------
                                                                         180,154                 167,405
  Less cost of Common Stock in treasury
    February 22, 2004 - 1,192,878 shares
    May 25, 2003 - 1,112,597 shares                                      (14,680)                (12,901)
                                                                       ---------               ---------
                                                                         165,474                 154,504
                                                                       ---------               ---------


    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 272,862               $ 185,055
                                                                       =========               =========








See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)
                                                       Three Months Ended                     Nine Months Ended
                                               ---------------------------------       ---------------------------------
                                               February 22,         February 23,       February 22,         February 23,
                                                   2004                 2003              2004                  2003
                                                ---------           ---------           ---------             ---------
Net sales                                       $  43,133           $  37,837           $ 105,296             $ 109,681

Cost of products sold                              24,691              23,206              62,791                67,307
                                                ---------           ---------           ---------             ---------

Gross margin                                       18,442              14,631              42,505                42,374

Product research and development                    3,148               2,860               8,815                 9,558
Selling, general and administrative                 7,633               4,837              18,002                13,840
Stock based compensation                              201                 168                 442                   470
Amortization of intangible assets                     786                 460               1,707                 1,380
                                                ---------           ---------           ---------             ---------
                                                   11,768               8,325              28,966                25,248
                                                ---------           ---------           ---------             ---------

Operating income                                    6,674               6,306              13,539                17,126
Interest and other income                             176                 299                 695                   974
Interest and other expense                           (295)               (144)               (524)                 (385)
Loss on available-for-sale securities                                                                            (2,108)
Gain on litigation settlement                                                                                       537
                                                ---------           ---------           ---------             ---------
Income before income taxes                          6,555               6,461              13,710                16,144
Provision for income taxes                          2,274               2,242               4,757                 5,602
                                                ---------           ---------           ---------             ---------

NET INCOME                                      $   4,281           $   4,219           $   8,953             $  10,542
                                                =========           =========           =========             =========

Net Income per Common Share:
  Basic                                         $    0.26           $    0.26           $    0.54             $    0.64
                                                =========           =========           =========             =========
  Diluted                                       $    0.25           $    0.25           $    0.53             $    0.62
                                                =========           =========           =========             =========


See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

                                                                                                 Nine Months Ended
                                                                                         ---------------------------------
                                                                                         February 22,         February 23,
                                                                                            2004                  2003
                                                                                          ---------             ---------
OPERATING ACTIVITIES
Net income                                                                                $   8,953             $  10,542
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                             5,212                 4,460
    Stock based compensation                                                                    442                   470
    Loss on sale and disposal of assets                                                          16                    57
    Realized loss on available-for-sale securities                                                                  2,108
    Fair value adjustment to inventory                                                          116
    Change in discount on note receivable                                                       (41)                  (74)
    Change in operating assets and liabilities:
        Increase in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                             (1,951)               (3,873)
      (Increase) decrease in inventories and prepaid expenses and other assets               (3,132)                2,698
       Increase (decrease) in accounts payable and accrued expenses                           1,469                (2,395)
                                                                                          ---------             ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 11,084                13,993

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                                   (3,320)               (2,879)
Collection of note receivable                                                                 4,000
Purchase of Invivo, net of cash acquired                                                   (149,280)
Proceeds from sale of available-for-sale securities                                                                 1,363
Proceeds from sale of property, plant and equipment                                              29                    17
                                                                                          ---------             ---------
    NET CASH USED IN INVESTING ACTIVITIES                                                  (148,571)               (1,499)

FINANCING ACTIVITIES
Proceeds from sale of Common Stock, including exercise of stock options                       3,006                   500
Proceeds from (advances to) employees - Executive Stock Purchase Plan                           304                (2,926)
Purchase of Treasury Stock                                                                   (1,779)               (5,470)
Proceeds from long term borrowings                                                           67,000
Principal payments on note payable and long-term debt                                       (10,106)                 (195)
                                                                                          ---------             ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      58,425                (8,091)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          18

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            (79,044)                4,403

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             88,514                73,517
                                                                                          ---------             ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $   9,470             $  77,920
                                                                                          =========             =========

See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
Nine Months Ended February 22, 2004
(Dollars in Thousands)
(Unaudited)
                                                                             Accumulated
                                                     Additional                 Other                      Notes
                                           Common     Paid-in    Retained   Comprehensive   Treasury     Receivable    Comprehensive
                                           Stock      Capital    Earnings   Income (Loss)    Stock     from Employees     Income
                                           -------   ----------  ---------  -------------  ---------   --------------  -------------
Balances at May 25, 2003                   $ 1,754    $138,974     $30,916     $(514)       $(12,901)     $ (3,725)

Comprehensive income:
 Net income                                                          8,953                                                 8,953
 Loss on derivatives, net of tax benefit                                         (16)                                        (16)
 Unrealized gain on foreign currency
  translation                                                                     18                                          18
                                                                                                                         -------
   Total comprehensive income                                                                                            $ 8,955
                                                                                                                         =======
Issuance of 477,728 shares of Common Stock,
 related to exercises of stock options          48       3,442
Repayments of notes receivable                                                                                 304
Treasury stock purchase                                                                          (60)
Treasury stock, upon exercise of stock
 options                                                                                      (1,719)

                                           -------    --------     -------     -----        --------      --------
Balances at February 22, 2004              $ 1,802    $142,416     $39,869     $(512)       $(14,680)     $ (3,421)
                                           =======    ========     =======     =====        ========      ========






See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position at February 22, 2004 and the results of its operations, cash flows and changes in shareholders' equity for the periods presented. The results for the three and nine months ended February 22, 2004 are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements for the year ended May 25, 2003, filed on Form 10-K on August 25, 2003.

         It is the Company's policy to reclassify prior year consolidated financial statements to conform to current year presentation.

Note B - Acquisition

         On January 27, 2004, the Company completed its purchase of Invivo Corp. ("Invivo"), a publicly traded company that designs, manufactures and markets patient monitoring systems that measure and display vital signs of patients in medical settings, particularly during magnetic resonance imaging procedures. The Company acquired 100% of the outstanding common stock of Invivo for a total purchase price of $159.3 million which includes professional fees and other acquisition costs. As a result of the acquisition, Invivo became a wholly-owned subsidiary of the Company and accordingly, Invivo's results of operations have been included in the Company's consolidated financial statements since the date of acquisition. Management believes that the acquisition of Invivo provides the Company with an enhanced platform for future growth, a substantially expanded sales team and customer base. The source of funds for the acquisition was a combination of the Company's available cash and borrowings totaling $67.0 million under its existing $100.0 million unsecured credit facility. The following represents the initial allocation of the total purchase price to the assets acquired and liabilities assumed:

                                                                              (In thousands)
                                                                              --------------
Consideration:
      Cash paid:
           Outstanding common shares of Invivo (5,948,323 at $22.00/share)      $ 130,863
           Outstanding options of Invivo ($22.00/share net of exercise price)      20,081
           Transaction costs                                                        4,574
      Accruals:
           Estimated remaining transaction costs                                    3,811
                                                                                ---------
           Total purchase price                                                 $ 159,329
                                                                                =========

Allocated to:
      Working capital, less inventory                                           $   7,707
      Inventory                                                                    12,624
      Other non-current assets                                                        282
      Deferred tax asset, net                                                       1,339
      Property and equipment                                                        7,244
      Long-term debt                                                               (1,284)
      Intangible assets:
           Trade name/Trademarks                                                   11,510
           Product trade names/trademarks                                           1,350
           Original equipment manufacturer customer (OEM) relationships             5,650
           Know-how and core technology                                             6,660
           Product technology and design                                            2,970
           Order backlog                                                              540
      Goodwill                                                                    102,737
                                                                                ---------
      Total                                                                     $ 159,329
                                                                                =========

         The allocation of the purchase price is based on an initial estimate of their fair values. The Company is in the process of obtaining an independent valuation from a nationally recognized valuation firm to assist in the allocation of the purchase price. The Company anticipates receiving the final valuation report before May 30, 2004.

          The following (unaudited) pro forma consolidated income statements have been prepared in accordance with SFAS No. 141 "Business Combinations" as if the acquisition of Invivo had occurred on May 27, 2002. The table below includes certain costs that would not have been incurred by either Company had the acquisition not occurred:

                               Three Months Ended                        Nine Months Ended
                        -------------------------------          --------------------------------
                        February 22,       February 23,          February 22,         February 23,
                           2004                2003                  2004                2003
                        ----------          ----------           -----------          -----------
Net sales               $   54,292          $   50,852           $   150,367          $   146,073
                        ==========          ==========           ===========          ===========

Net income              $    4,794          $   (2,606)          $    10,833          $     4,039
                        ==========          ==========           ===========          ===========

Earnings per share:
  Basic                 $     0.29          $    (0.16)          $      0.65          $      0.24
                        ==========          ==========           ===========          ===========
  Diluted               $     0.28          $    (0.16)          $      0.64          $      0.24
                        ==========          ==========           ===========          ===========

         In the following (unaudited) pro forma consolidated income statements, net income for the three and nine months ended February 23, 2003 have been adjusted by $6.7 million, net of tax for investment banking, legal, other professional fees as well as an inventory impairment charge and the true-up of commissions payable by Invivo and other costs incurred by both companies that would not have been incurred had the acquisition not occurred. The Company believes this table provides helpful information for assessing the impact of the acquisition.


                                   Three Months Ended                       Nine Months Ended
                             ------------------------------          -------------------------------
                             February 22,       February 23,         February 22,        February 23,
                                2004                2003                 2004                2003
                             ----------          ----------          -----------          -----------
Net sales                    $   54,292          $   50,852          $   150,367          $   146,073
                             ==========          ==========          ===========          ===========

Net income                   $    4,794          $    4,065          $    10,833          $    10,710
                             ==========          ==========          ===========          ===========

Earnings per share:
  Basic                      $     0.29          $     0.25          $      0.65          $      0.65
                             ==========          ==========          ===========          ===========
  Diluted                    $     0.28          $     0.24          $      0.64          $      0.63
                             ==========          ==========          ===========          ===========

The above pro forma results do not include any anticipated revenue synergies.

Note C - Earnings Per Common Share

A summary of the shares used in the calculation of net income per Common Share is shown below:


(Dollars in Thousands, Except Per Share Amounts)

                                              Three Months Ended                       Nine Months Ended
                                     ----------------------------------        ----------------------------------
                                     Feb. 22,  2004       Feb. 23, 2003        Feb. 22, 2004        Feb. 23, 2003
                                     --------------       -------------        -------------        -------------
Income available to
  Common shareholders                 $     4,281          $     4,219          $     8,953          $    10,542
                                      ===========          ===========          ===========          ===========

Weighted average shares                16,746,949           16,480,959           16,647,798           16,538,320

Dilutive potential Common
  Shares:
     Warrants                              22,102                                    16,463
     Restricted stock                       1,802                                     1,231
     Stock options                        313,793              533,024              286,339              509,270
                                      -----------          -----------          -----------          -----------
Adjusted weighted average
  shares                               17,084,646           17,013,983           16,951,831           17,047,590

Net income per Common Share:
     Basic                            $      0.26          $      0.26          $      0.54          $      0.64
                                      ===========          ===========          ===========          ===========
     Diluted                          $      0.25          $      0.25          $      0.53          $      0.62
                                      ===========          ===========          ===========          ===========

         As of February 22, 2004 the Company had 820,000 shares of restricted stock, net of forfeitures, outstanding to key employees. These shares are restricted units, which will convert into common stock only upon the achievement of compounded growth in the Company's pre-tax diluted earnings per share grater than eight percent over the next five fiscal years. The vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 15%, 20% and 65%, respectively. For the nine months ended, the stock is not considered dilutive, as the performance criteria have not been met. The Company will record expense for the restricted stock when management determines it will be probable that the performance targets will be met. At that time the expense will be recorded and treated as variable through the date that the restriction lapses. Additional shares of restricted stock may be granted to newly hired key employees.

         As of February 22, 2004 the Company had granted 13,866 shares of restricted stock to the Board of Directors. These shares are vesting over a 5 year time frame at 10%, 10%, 10%, 10%, and 60% respectively. For nine months ended February 22, 2004 and February 23, 2003, the Company had recorded expense of $15,000 and $0, respectively.

         During the three and nine month period ending February 23, 2003, shares issuable upon conversion of stock warrants were considered in calculating "diluted" earnings per share, but have been excluded, as the effect would be anti-dilutive. Additionally, all stock options in which the market value is lower than the exercise price have also been excluded, as the effect would be anti-dilutive. Anti-dilutive shares for the three and nine months ended February 22, 2004 were 286,429 and 504,575 respectively.

Note D - Long-term Debt

         On December 17, 2003, the Company entered into a Credit Facility with a group of commercial lenders under which the Company may borrow up to $100 million in the aggregate consisting of (i) up to $75 million in a five-year revolving credit facility and (ii) a $25 million five-year term loan facility. Both facilities have maturity dates five years from the effective date of these loans. Proceeds of this facility were used for the acquisition of Invivo Corporation including direct costs associated with the acquisition and this credit facility and to provide working capital for general corporate requirements of the Company. This facility replaced the Company's existing unsecured $50.0 million line of credit.

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

         Borrowings under the facilities will bear interest, at the Company's option, at: (x) the higher of Wachovia's prime commercial lending rate or the federal funds rate plus 0.50% per annum, plus the applicable margin rate based on the Company's leverage ratio (the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, "EBITDA") (the "Leverage Ratio") which for the first two full fiscal quarters following the closing of the Credit Agreement, will be 0.50% per annum; or (y) the applicable London Interbank Offered Rate ("LIBOR") plus the applicable LIBOR margin rate based on the Company's Leverage Ratio, which, for the first two full fiscal quarters following the closing of the Credit Agreement, will be 1.50% per annum.

         In addition, the Company is obligated to pay a commitment fee on the unutilized portion of the Revolving Loan of 0.30% per annum. The Company was also required to pay underwriting and administrative fees and reimburse certain expenses. These costs were recorded as deferred financing costs and are being amortized over the life of the debt.

         The agreement is unsecured and unconditionally guaranteed by each existing and subsequently acquired or organized domestic subsidiary of the Company. The Company must also comply with certain financial and operational covenants. The most restrictive financial covenants include various debt to EBITDA, tangible net worth and fixed charge coverage ratios as defined in the Credit Facility.

         Effective with the acquisition of Invivo on January 27, 2004, the Company assumed a term loan mortgage due in 2016. The term loan bears interest at LIBOR plus 2% and is secured by land and building located in Orlando, FL. As of February 22, 2004, $1.4 million was included in long-term debt of which $113,000 was payable within one year.

         The Company incurred costs directly associated with obtaining this unsecured credit facility amounting to $1.3 million. These costs were deferred and are being amortized using the straight-line method over the life of the debt. As of February 22, 2004, the Company had the following long-term debt outstanding:

                                                               As of
                                                   ---------------------------
(In thousands)                                     February 22,        May 25,
                                                      2004              2003
                                                     -------          -------
Long-Term Debt:
     Mortgages payable                               $ 5,847          $ 4,668
     Term loan ($25 million)                          25,000                -
     Revolving line of credit ($75 milllion)          32,000                -
                                                     -------          -------
     Total long-term debt                             62,847            4,668

     Less current maturities                           4,165              284
                                                     -------          -------

     Long-term debt excluding current maturities     $58,682          $ 4,384
                                                     =======          =======

         As of February 22, 2004, the Company had $43 million available under its unsecured credit facility.

Note E - New Accounting Pronouncements

         In April 2003, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial statements.

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

         In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition", which supercedes SAB 101, "Revenue Recognition in Financial Statements". SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". The Company's adoption of SAB 104 did not have a material effect on its financial statements.

Note F - Stock Compensation

         The Company accounts for its stock compensation arrangements using the intrinsic value method under the provisions of APB No. 25, accounting for stock issued to employees. The following pro forma net income and earnings per share information has been determined as if the Company had accounted for stock-based compensation awarded under its stock option plans using the fair value-based method. The pro forma effect on net income for the three and nine months ended February 22, 2004 and February 23, 2003 is not representative of the pro forma effect on net income in future years because, as required by SFAS No. 123, "Accounting for Stock Based Compensation," no consideration has been given to awards granted prior to fiscal 1996.


(Dollars in Thousands, Except Per Share Amounts)
                                                                  Three Months Ended                   Nine Months Ended
                                                             ----------------------------       -----------------------------
                                                             February 22,     February 23,      February 22,      February 23,
                                                                2004              2003              2004              2003
                                                               -------           -------           -------           -------
Net income (as reported)                                       $ 4,281           $ 4,219           $ 8,953          $ 10,542
  Add recorded non-cash stock compensation, net of tax             131               110               288               307
  Less non-cash stock compensation under
   SFAS No. 123, net of tax                                       (769)             (601)           (1,779)           (1,741)
                                                               -------           -------           -------           -------
Pro forma Net Income                                           $ 3,643           $ 3,728           $ 7,462           $ 9,108
Earnings per Common Share (as reported):
   Basic                                                       $  0.26           $  0.26           $  0.54           $  0.64
                                                               =======           =======           =======           =======
   Diluted                                                     $  0.25           $  0.25           $  0.53           $  0.62
                                                               =======           =======           =======           =======
Earnings per Common Share (pro forma):
   Basic                                                       $  0.22           $  0.23           $  0.45           $  0.55
                                                               =======           =======           =======           =======
   Diluted                                                     $  0.21           $  0.22           $  0.44           $  0.53
                                                               =======           =======           =======           =======

Note G - Segment and Related Information

         The Company operates in three reportable segments: Medical Technology (formerly referred to as Magnetic Resonance Imaging, MRI), Instrumentation, and Energy Technology. The Medical Technology segment consists primarily of the manufacture and sale of magnets (by the IGC-Magnet Business Group), radio frequency coils (by IGC-Medical Advances Inc.), and now, also includes the design, manufacture and sale of patient monitoring systems (by recently acquired Invivo Corp.). These products are used principally in the medical diagnostic imaging market. The Instrumentation segment consists of the manufacture and sale of refrigeration equipment (by IGC-Polycold Systems Inc.), used primarily in ultra-high vacuum applications, industrial coatings, analytical instrumentation, medical diagnostics and semiconductor processing and testing. The Energy Technology segment, operated through SuperPower Inc., is developing second generation, high-temperature superconducting (HTS) materials that we expect to use in devices designed to enhance capacity, reliability and quality of transmission and distribution of electrical power. The Company evaluates the performance of its reportable segments based on operating income (loss).

Summarized financial information concerning the Company's reportable segments is shown in the following table:

SEGMENT DATA
(Dollars in Thousands)
                                                                            Three Months Ended
                                                                             February 22, 2004
                                             --------------------------------------------------------------------------------
                                              Medical                                         Energy
                                             Technology           Instrumentation           Technology                Total
                                             ----------           ---------------           ----------               --------
Net sales to external customers:
  Magnet systems & components                  $ 31,326                                                              $ 31,326
  Medical devices                                 4,715                                                                 4,715
  Refrigeration equipment                                             $  5,573                                          5,573
  Other                                                                                      $  1,519                   1,519
                                               --------               --------               --------                --------
          Total                                  36,041                  5,573                  1,519                  43,133

Segment operating profit (loss)                   7,618                    760                 (1,704)                  6,674

Total assets                                   $253,963               $  9,575               $  9,324                $272,862
                                                                            Three Months Ended
                                                                             February 23, 2003
                                             --------------------------------------------------------------------------------
                                              Medical                                         Energy
                                             Technology           Instrumentation           Technology                Total
                                             ----------           ---------------           ----------               --------
Net sales to external customers:
  Magnet systems & components                  $ 32,113                                                              $ 32,113
  Medical devices                                                                                                           -
  Refrigeration equipment                                             $  5,213                                          5,213
  Other                                                                                      $    511                     511
                                               --------               --------               --------                --------
          Total                                  32,113                  5,213                    511                  37,837

Segment operating profit (loss)                   7,715                    113                 (1,522)                  6,306

Total assets                                   $159,866               $ 10,281               $  8,058                $178,205

                                                                             Nine Months Ended
                                                                             February 22, 2004
                                             --------------------------------------------------------------------------------
                                              Medical                                         Energy
                                             Technology           Instrumentation           Technology                Total
                                             ----------           ---------------           ----------               --------
Net sales to external customers:
  Magnet systems & components                  $ 78,088                                                              $ 78,088
  Medical devices                                 4,715                                                                 4,715
  Refrigeration equipment                                             $ 17,965                                         17,965
  Other                                                                                      $  4,528                   4,528
                                               --------               --------               --------                --------
          Total                                  82,803                 17,965                  4,528                 105,296

Segment operating profit (loss)                  15,342                  2,316                 (4,141)                 13,517

Total assets                                   $253,963               $  9,575               $  9,324                $272,862
                                                                             Nine Months Ended
                                                                             February 23, 2003
                                             --------------------------------------------------------------------------------
                                              Medical                                         Energy
                                             Technology           Instrumentation           Technology                Total
                                             ----------           ---------------           ----------               --------
Net sales to external customers:
  Magnet systems & components                  $ 93,634                                                              $ 93,634
  Refrigeration equipment                                             $ 14,769                                         14,769
  Other                                                                                      $  1,278                   1,278
                                               --------               --------               --------                --------
          Total                                  93,634                 14,769                  1,278                 109,681

Segment operating profit (loss)                  22,259                     11                 (5,171)                 17,099

Total assets                                   $159,866               $ 10,281               $  8,058                $178,205

         The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:

Dollars in thousands                                                 Three Months Ended
                                                         -----------------------------------------
                                                         February 22, 2004       February 23, 2003
                                                         -----------------       -----------------
Reconciliation of income before income taxes:

Total operating profit from reportable segments               $  6,674                $  6,306
                                                              --------                --------
Intercompany profit in ending inventory
Net operating profit                                             6,674                   6,306

Interest and other income                                          176                     299
Interest and other expense                                        (295)                   (144)
                                                              --------                --------
Income before income taxes                                    $  6,555                $  6,461
                                                              ========                ========


                                                                      Nine Months Ended
                                                         -----------------------------------------
                                                         February 22, 2004       February 23, 2003
                                                         -----------------       -----------------
Reconciliation of income before income taxes:

Total operating profit from reportable segments               $ 13,517                $ 17,099
Intercompany profit in ending inventory                             22                      27
                                                              --------                --------
Net operating profit                                            13,539                  17,126

Interest and other income                                          695                     974
Interest and other expense                                        (524)                   (385)
Loss on available for sale securities                           (2,108)
Gain on litigation settlement                                                              537
                                                              --------                --------
Income before income taxes                                    $ 13,710                $ 16,144
                                                              ========                ========


Note H - Goodwill and Other Intangible Assets

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

The components of other intangibles are as follows:

(Dollars in Thousands)
                                                        As of February 22, 2004
                                       -------------------------------------------------------
                                                                                    Weighted
                                       Gross Carrying        Accumulated          Average Life
                                           Amount            Amortization           in Years
                                       --------------        ------------         ------------
Amortized intangible assets
       Production rights                  $ 8,750              $ 6,629                 5.5
       Patents                              3,747                  935                17.9
       Unpatented technology                  930                  930                 5.0
       Trade names/trademarks              12,470                  386                24.6
       Product name/trademark               1,350                    8                14.0
       Know-how and core technology         6,660                   70                 8.0
       Product technology and design        2,970                   35                 7.0
       OEM customer relationships           5,650                   39                12.0
       Order backlog                          540                  135                 0.3
                                          -------              -------                ----
                                          $43,067              $ 9,167                13.6
                                          =======              =======

         Aggregate amortization expense for the three and nine months ended February 22, 2004 and February 23, 2003 was $786,000 and $460,000 and $1,707,000
and $1,380,000, respectively.

Estimated Amortization Expense:

For the year ending May 2004        $3,144
For the year ending May 2005        $4,127
For the year ending May 2006        $2,669
For the year ending May 2007        $2,536
For the year ending May 2008        $2,525

All intangibles are amortized on a straight line basis.

The changes in the carrying amount of goodwill between May 25, 2003 and February 22, 2004 are as follows:

(In thousands)                                                                Medical Technology
                                                                                    Segment
                                                                                   ---------
Goodwill as of May 25, 2003                                                        $  13,750
     Goodwill acquired on January 27, 2004 with the acquisition of Invivo
         Corp. (preliminary purchase price allocation)                               102,737
                                                                                   ---------
Goodwill as of February 22, 2004                                                   $ 116,487
                                                                                   =========


         Management has evaluated goodwill excluding the goodwill generated from the acquisition of Invivo for impairment during the quarter ended November 23, 2003 in accordance with SFAS No. 142 and determined no impairment exists. Management will perform the next annual goodwill impairment test during the quarter ended November 28, 2004 unless an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Note I - Derivative Instruments and Hedging Activities

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective May 26, 2001. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value.

         The Company has entered into interest rate swap agreements to reduce the effect of changes in interest rates on its floating rate long-term debt. On February 22, 2004, the Company had outstanding interest rate swap agreements with a commercial bank, having a notional principal amount of approximately $4.5 million. Those agreements effectively change the Company's interest rate exposure on its mortgages due in 2005 to a fixed 6.88%. The interest rate swap agreement matures at the time the related notes mature.

         On February 5, 2004, the Company entered into an interest rate swap agreement with a commercial bank, having a current notional principle amount of $25 million. This agreement effectively hedges the Company's interest rate exposure on its $25 million term loan due on December 31, 2008 to a fixed rate of 2.95%. The interest rate swap agreement corresponds with the repayment terms of the term loan and matures on December 31, 2008.

         The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties.

         Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For the three and nine months ended February 22, 2004, the Company recorded a net other comprehensive loss of $102,000 and $16,000, respectively net of tax for the two interest rate swap agreements.

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

Company Overview
----------------

         On January 27, 2004, the Company completed its purchase of Invivo Corp. ("Invivo"), a publicly traded company that designs, manufactures and markets patient monitoring systems. These monitoring systems measure and display vital signs of patients in medical settings, particularly during magnetic resonance imaging procedures. As a result of the acquisition, Invivo became a wholly-owned subsidiary of the Company which management believes provides Intermagnetics with an enhanced platform for future growth, a substantially expanded sales team and customer base. Invivo's results of operations have been included in the Company's consolidated financial statements since the date of acquisition effective January 27, 2004 and are included in our discussion on Results of Operations below. The source of funds for the acquisition was a combination of the Company's available cash and borrowings totaling $67 million under its existing $100 million unsecured credit facility.

           The Company operates in three reportable segments: Medical Technology (formerly referred to as Magnetic Resonance Imaging, MRI), Instrumentation, and Energy Technology. The Medical Technology segment consists primarily of the manufacture and sale of magnets (by the IGC-Magnet Business Group), radio frequency coils (by IGC-Medical Advances Inc.), and now, also includes the design, manufacture and sale of patient monitoring systems (by recently acquired Invivo Corp.). These products are used principally in the medical diagnostic imaging market. The Instrumentation segment consists of refrigeration equipment produced by IGC-Polycold Systems Inc. ("IGC-Polycold"). These systems are used primarily in ultra-high vacuum applications, industrial coatings, analytical instrumentation, medical diagnostics and semiconductor processing and testing. The Energy Technology segment, operated through SuperPower, Inc. is developing second generation, high-temperature superconducting (HTS) materials that we expect to use in devices designed to enhance capacity, reliability and quality of transmission and distribution of electrical power.

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

          In certain instances, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101 as amended by Staff Accounting Bulletin No. 104, on product that is complete and ready to ship for which our customer has requested a delay in delivery. In these cases, all the criteria for revenue recognition have been met including, but not limited to: the customer has a substantial business purpose, there is a fixed delivery date, title and risk of loss has transferred to our customer, the product is complete and ready for shipment, and the product has been segregated and is not available to be used to fill other orders. Upon notification from our customer, the product is shipped to the stated destination. As of February 22, 2004 and February 23, 2003, these systems comprised approximately 0.0% and 10.0%, respectively of consolidated revenue for the three month periods then ended.

         The Company maintains a reserve for inventory that may become damaged in the manufacturing process or technologically obsolete. If technology advances more rapidly than expected, manufacturing processes improve substantially or the market for our products declines substantially, adjustments to reserves may be required.

         The warranty provision for potential defects with our manufactured products is based on historical experience for the period the product was under warranty during the fiscal year. The Company believes this reserve is adequate based on the evaluation criteria, procedures in place to control the manufacturing process and pre-testing of newly developed products to ensure their manufacturability prior to commercial introduction. If product quality declines, the Company may require additional provisions.

         The Company recorded a provision amounting to about $2.0 million for potential environmental remediation for businesses disposed of during fiscal 2002. As of February 22, 2004, $1.9 million remained in other liabilities and accrued expenses. These provisions are based upon in part, on the advice from environmental engineers that have visited the sites and understand the scope of the project, should a cleanup be required. These engineers are experienced in such matters and with the appropriate government rulings in similar circumstances. We have made our provision based on the estimate provided which did not include any range of loss. Therefore, we are unable to identify or estimate any additional loss that is reasonably possible. The Company believes these provisions are adequate based on estimates from environmental engineers. If unexpected costs related to the environmental issues are incurred additional provisions will be needed.

         The Company records an investment impairment charge on available-for-sale securities when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment. The Company owns approximately 11% of the common stock of KryoTech a privately held corporation. During fiscal year 2002, the Company wrote this investment down to zero due to a decline in fair value, which in the opinion of management was other than temporary.

Results Of Operations
---------------------

         For purposes of the discussion below regarding our Results of Operations, the Magnetic Resonance Imaging Segment (MRI) has been renamed the Medical Technology segment and now includes the contributions of our recent acquisition of Invivo Corp (Invivo).

         Sales increased about $5.3 million or 14%, to $43.1 million, for the three months ended February 22, 2004, from $37.8 million for the same period last year. This increase was achieved through contributions from each segment; driven by the inclusion of four weeks of sales from Invivo, increased product demand as well as additional sales booked from government contracts within our Energy Technology segment.

         For the nine months ended February 22, 2004, sales decreased $4.4 million or 4% to $105.3 million from $109.7 million for the same period last year. This decrease is related to the Medical Technology segment's agreement to reduce shipments to our largest customer in an effort to manage their inventory in exchange for a lengthening of our exclusive evergreen supply agreement. Over the past six months, we have narrowed this difference primarily through the contribution of Invivo sales, increased sales from our Instrumentation segment and additional sales within our Energy Technology segment.

         Medical Technology Segment Sales
         --------------------------------
         Sales during the third fiscal quarter for the Medical Technology segment increased $3.9 million or 12.2% to $36.0 million compared to the same quarter last year. This increase is largely due to the sales contribution of $4.7 million from our acquisition of Invivo effective January 27, 2004 combined with improved RF-Coil sales. Although the total number of magnet unit shipments increased over the third fiscal quarter of last year, an unfavorable magnet mix combined with lower contractual selling prices partially offset the revenue increases noted above.

         For the nine months ended February 22, 2004, Medical Technology segment sales decreased $10.8 million or 11.6% to $82.8 million from the same nine month period last year. This decrease is primarily the result of the previously disclosed planned decline in magnet shipments during the first fiscal quarter. This amounted to a reduction of about $16.5 million related to the transition of managing supply chain logistics for Philips Medical Systems in return for an enhanced and extended exclusive supply contract. In addition, an unfavorable magnet mix combined with lower contractual selling prices more than offset an increase in magnet unit volumes during our second and third fiscal quarters. These decreases were partially offset by the inclusion of Invivo sales of $4.7 million and strong increases in RF-Coil sales.

         Instrumentation Segment Sales
         -----------------------------
         Instrumentation segment sales for the current quarter ended February 22, 2004, increased $360,000, or 6.9% to $5.6 million over the same quarter last year. This increase is primarily due to sales and service growth in our domestic vacuum markets.

         For the nine months ended, sales increased $3.2 million or 21.6% to $18.0 million over the same nine month period last year. This increase was primarily driven by continued sales and service growth in our vacuum market in both Asia and the United States as well as increasing demand in the semiconductor market.

         Energy Technology Segment Sales
         -------------------------------
         Sales of the Energy Technology segment increased $1.0 million and $3.2 million for the three and nine months ended February 22, 2004, respectively over their corresponding periods last year as result of revenue earned on existing government and third party programs primarily involving HTS devices.

         Gross Margin
         ------------
         Consolidated gross margin increased $3.8 million to about $18.4 million or 42.8% of sales for the three months ended February 22, 2004 from $14.6 million or 39% of sales for the same period last year. The increase in both absolute dollars and as a percent of sales is driven by the inclusion of Invivo's margin and the increase in RF-Coil sales as well as the continued benefits of this segments cost savings efforts all combined to contribute about $3.1million. The Instrumentation segment and the Energy Technology Segment also contributed about $700,000 to the increase through an improved revenue performance.

          During the nine months ended February 22, 2004, gross margin of $42.5 million or 40.4% of sales was relatively unchanged from prior year in absolute dollars but, increased 1.8% as a percent of sales for the same nine month period last year. In the Medical Technology segment, reduced magnet shipments during the first fiscal quarter, relating to the transition of managing supply chain logistics for Philips Medical Systems, combined with an unfavorable magnet mix and lower contractual selling prices more than offset an increase in magnet unit volumes during our second and third fiscal quarters. These decreases were essentially offset by the inclusion of Invivo's margin and an increase in RF-Coil sales all combined to reduce gross margin by about $3.5 million. The Instrumentation segment's contribution increased primarily through improved sales in the domestic vacuum market combined with price increases. Finally, the Energy Technology segment increased gross profit by about $3.7 million relating to funding received for costs that were expensed in prior periods as well as increased revenue on our existing HTS programs.

         Product Research and Development
         --------------------------------
         Product research and development increased $288,000 or 10.1% to $3.1 million from $2.9 million for the three months ended February 22, 2004. This increase primarily resulted from increased spending on various HTS projects in our Energy Technology segment partially offset by a decline in spending in our Instrumentation segment as resources were reallocated to existing product enhancements. In the Medical Technology segment, increased third party funding for continued development on magnet systems were nearly offset by new product development costs in Invivo.

         For the nine months ended, product research and development of $8.8 million decreased about $743,000 or 7.8% from $9.6 million for the same period last year. This decrease primarily resulted from increased third party funding for continued development on magnet systems, partially offset by new product development at Invivo and increased spending on various HTS projects in our Energy Technology segment. Although absolute levels of internal spending declined actual technology development efforts increased as a result of additional third party funding.

         Selling, General and Administrative
         -----------------------------------
         For the three months ended February 22, 2004, selling, general and administrative expenses, increased $2.8 million from prior year or nearly 57.8% to $7.6 million. This increase is primarily due to $1.2 million of internal acquisition and integration costs related to our acquisition of Invivo combined with the inclusion of Invivo's selling, general and administrative costs of about $1.5 million. The remaining increases resulted from staffing and relocation costs in filling open positions in our Medical Technology segment.

         Selling, general and administrative expenses increased about $4.2 million or 30% to $18 million for the nine months ended February 22, 2004 from $13.8 million for the same period last year. This increase is primarily due to $1.2 million of internal acquisition and integration costs related to our acquisition of Invivo combined with the inclusion of Invivo's selling, general and administrative costs of about $1.5 million. In addition, increases in incentive compensation, director fees, staffing and relocation costs in filling various open positions, primarily in our Medical Technology segment, representing another $1.8 million. The above increases combined with marginal decreases in our Instrumentation and Energy Technology segments made up the total increase.

         Amortization of Intangible Assets
         ---------------------------------
         Amortization expense of $786,000 and $1.7 million for the three and nine month periods ended February 22, 2004, respectively, increased about $326,000 from their corresponding periods last year. The increase is due to the addition of the amortizable intangible assets resulting from our acquisition of Invivo on January 27, 2004.

         Operating Income
         ----------------
         For the three months ended February 22, 2004, operating income increased $368,000 or 5.8% over the same period last year. This increase is primarily due to improved sales and margins partially offset by significant internal acquisition and integration costs, including amortization. Excluding the internal acquisition and integration charges, operating income for the current period would have been $7.9 million which represents an increase of $1.6 million or 25.6% over the same period last year. See the reconciliation below.

         During the nine months ended February 22, 2004, operating income of $13.5 million decreased nearly $3.6 million from $17.1 million. This decrease was primarily the result of the reduced magnet sales in our Medical Technology segment during the first quarter. Additionally, we incurred about $1.2 million of internal acquisition and integration related costs associated with the acquisition of Invivo. Partially offsetting the Medical Technology segment decline was a decrease in our net investment in the Energy Technology segment combined with continued sales growth and related gross margin in our Instrumentation segment. Excluding the internal acquisition and integration charges, operating income for the nine months ended February 22, 2004 would have been $14.8 million which represents a decrease of $2.3 million or 13.7% over the same nine month period last year. See the reconciliation below.

Reconciliation of financial statements to GAAP equivalent
                                                                       Three Months Ended
                                                             ---------------------------------------

                                                             February 22, 2004     February 23, 2003
                                                             -----------------     -----------------

As reported operating income                                      $ 6,674               $ 6,306
Internal acquisition and integration charges
   (included in selling, general and administrative
   expenses)                                                        1,247                     -
                                                                  -------               -------
Operating income, excluding internal acquisition
  and integration charges                                         $ 7,921               $ 6,306
                                                                  =======               =======


                                                                        Nine Months Ended
                                                             ---------------------------------------

                                                             February 22, 2004     February 23, 2003
                                                             -----------------     -----------------

As reported operating income                                      $13,539               $17,126
Internal acquisition and integration charges
   (included in selling, general and administrative
   expenses)                                                        1,247                     -
                                                                  -------               -------
Operating income, excluding internal acquisition
  and integration charges                                         $14,786               $17,126
                                                                  =======               =======

         Interest and Other
         ------------------
         Interest and other income of $176,000 and $695,000 for the current quarter and nine month period, decreased $123,000 and $279,000, respectively from the corresponding periods last year. This decrease is primarily driven by the continued decline in the interest rate environment as well as our lower cash balances resulting from funding our acquisition of Invivo Corp on January 27, 2004.

         Interest and other expense of $295,000 and $524,000 for the three and nine month periods ended February 22, 2004, increased $151,000 and $139,000, respectively from the corresponding periods last year. This increase is primarily driven by the interest expense from the $67 million of proceeds borrowed under our $100 million unsecured credit facility used to partially finance our acquisition of Invivo Corp. effective January 27, 2004. As of February 22, 2004, $57 million was outstanding under this credit facility.

         During the nine months ended February 23, 2003, The Company sold its remaining shares of Ultralife Batteries Inc. and realized a pre-tax loss of $2.1 million. During the same period, the Company realized a $537,000 gain resulting from a favorable settlement of trade litigation.

         Our effective tax rate of 34.7% for the nine months ended February 22, 2004 was unchanged from the previous year. We are in the process of analyzing the affect the recent acquisition will have on our future effective tax rate. We continue to review effective tax strategies to minimize our effective tax rate.

Liquidity and Capital Commitments
---------------------------------

         For the nine months ended February 22, 2004, we generated $11.1 million in cash from operating activities compared to $14.0 million of cash generated in the same period last year. The decrease in cash generated was primarily driven by the decrease in earnings resulting from costs incurred related to the acquisition of Invivo.

          For the nine months ended February 22, 2004, cash used by investing activities of $148.6 million, increased $147.1 million from $1.5 million during the same period last year. This significant use of cash primarily resulted from our acquisition of Invivo effective January 27, 2004 which included the following payments:

Cash paid:
       Outstanding common shares of Invivo (5,948,323 at $22.00/share)      $ 130,863
       Outstanding options of Invivo ($22.00/share net of exercise price)      20,081
       Transaction costs                                                        4,574
       Less cash acquired from Invivo                                          (6,238)
                                                                            ---------
                                                                            $ 149,280
                                                                            =========

Additional investing activities during the current period included the collection of the $4.0 million note receivable which was the final payment from the sale of IGC-Advanced Superconductors to Outokumpu Advanced Superconductors, Inc. in fiscal year 2002, partially offset by plant, property and equipment purchases of $3.3 million. During the same nine month period last year, investing activities consisted of about $2.9 million of plant, property and equipment purchases partially offset by proceeds from the sale of available-for-sale securities of $1.4 million.

         Financing activities for the nine months ended February 22, 2004, generated $58.4 million which primarily comprised $67 million of proceeds received from long-term borrowings used to partially finance the acquisition of Invivo, net of $10.1 million of principal payments. In addition, proceeds received from exercised options of $3 million were partially offset by $1.8 million of treasury stock. This is compared to the $8.1 million of cash used in the same period last year which mainly consisted of $5.5 million of treasury stock purchases and $2.9 million of advances to employees under the shareholder approved executive stock purchase plans.

         See the consolidated statement of cash flows, located elsewhere in this report for further details on sources and uses of cash.

         Our capital and resource commitments as of February 22, 2004 consisted of capital equipment commitments of approximately $937,000. These commitments consisted of machinery, equipment and tooling used to improve the production process and in research and development. Additionally, some of the capital commitment is for computers and computer equipment to improve engineering efficiency and to update other supporting functions. Individually, none of these commitments are considered significant.

         We believe we have adequate resources to meet our needs for the short-term from our existing cash balances, our expected cash generation in the current fiscal year, and our available unsecured line of credit. Longer-term, with substantial increases in sales volume and/or large research and development or capital expenditure requirements to pursue new opportunities in the Energy Technology segment, we may need to raise additional funds. We would expect to be able to do so through additional lines of credit, public offerings or private placements. However, in the event funds were not available from these sources, or on acceptable terms, we would expect to manage our growth within the financing available.

         Inflation has not had a material impact on our financial statements.

         On December 17, 2003, we entered into a Credit Facility with a group of commercial lenders under which we may borrow up to $100 million in the aggregate consisting of (i) up to $75 million in a five-year revolving credit facility and
(ii) a $25 million five-year term loan facility. Both facilities have maturity dates five years from the effective date of these loans. Proceeds of this facility were used for the acquisition of Invivo Corporation including direct costs associated with the acquisition and this credit facility and to provide working capital for general corporate requirements of the Company. We incurred costs directly associated with obtaining this credit facility of $1.3 million which have been recorded as deferred financing costs and are being amortized straight-line over the life of the debt. This facility replaced our previous unsecured $50.0 million line of credit. As of February 22, 2004, $57 million was outstanding under this credit facility. See also Note D in the Company's notes to consolidated financial statements.

Risk Factors
------------

In addition to the risk factors set forth in the Company's annual report on Form 10-K for the year ended May 25, 2003 and elsewhere in this report:

         The Company May be Subject to Risk Associated with Acquisitions
         ---------------------------------------------------------------

         The Company acquired Invivo Corp. (Invivo) effective January 27, 2004 and may make additional acquisitions in the future. Acquisitions involve numerous risks, including difficulties in the integration of the operations, services, technologies, products and personnel of the acquired companies, diversion of management's attention from other business concerns, overvaluation of the acquired companies, potential loss of key employees and customers of the acquired companies and lack of acceptance by the marketplace of the acquired companies' products or services. Future acquisitions may also result in dilution to existing stockholders, the use of a substantial portion of the Company's cash, the incurrence of debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in significant impairment charges or amortization expense. Moreover, the Company may face exposure to litigation and other unanticipated contingent liabilities of the acquired companies. Any of these problems or factors with respect to the acquisition of Invivo or any other acquisition completed by the Company could result in a material adverse effect to the Company's business, financial condition and results of operations.


         The Company May on Occasion be Subject to Significant Litigation
         ----------------------------------------------------------------

         With the acquisition of Invivo, the Company now does business in the critical healthcare setting, and may from time to time be subject to significant litigation arising from actual or alleged injuries to patients. Litigation is by its nature costly and may divert management's attention, either of which could adversely affect the Company's operating results. In addition, if any current or future litigation is determined adversely, the Company's operating results and financial condition could be adversely affected.

         The Company is Subject to Risk of New Laws Related to Health Care
         -----------------------------------------------------------------

         The Company's customer base includes original equipment manufacturers of medical diagnostic equipment, imaging centers, small rural hospitals and other healthcare providers. Changes in the law or new interpretations of existing laws may have a significant effect on the Company's costs of doing business and the amount of reimbursement the Company receives from both government and third-party payors. In addition, economic forces, regulatory influences and political initiatives are subjecting the health care industry to fundamental changes. Federal, state and local government representatives are likely to continue to review and assess alternative health care delivery systems and payment methods. The Company expects ongoing public debate on these issues. Any of these efforts or reforms could have a material adverse affect on the Company's business and results of operations.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk through foreign currency exchange, derivative financial instruments and other financial instruments, such as investments in short-term cash equivalents and long-term debt, is not material. The Company has minimal exposure to foreign currency exchange risk with respect to sales as the Company's sales are primarily denominated in U.S. Dollars. The Company does not currently hedge against foreign currency rate fluctuations and an immediate 10% change in exchange rates would not have a material impact on the Company's future operating results or cash flows.

         The financial instruments of the Company that are interest rate dependent are mortgages payable and an unsecured $100 million credit facility consisting of a $75 million revolving line of credit and a $25 million term loan. The Company manages interest rates through various methods within contracts. On its mortgage payable, the Company negotiated an "interest rate swap" agreement that, in effect, fixes the rate at 6.88%. With respect to its unsecured credit facility the Company may elect to apply interest rates to borrowings under (x) the higher of Wachovia's prime commercial lending rate or the federal funds rate plus applicable margins or (y) the applicable London Interbank Offered Rate ("LIBOR") plus applicable margins, whichever is more favorable. In addition, the Company entered into an "interest rate swap" agreement that in effect, fixes the rate on its $25 million term loan at 2.95%. See also Note I to the Company's consolidated financial statements.

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

         31.1   Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)

         31.2   Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)

         32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports filed on Form 8K

On February 10, 2004, we filed a Current Report on Form 8-K reporting an "Acquisition or Disposition of Assets" pursuant to which we disclosed that we completed our cash tender offer for Invivo Corporation which became effective January 27, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            INTERMAGNETICS GENERAL CORPORATION


Dated: April 2, 2004        By:  /s/ Glenn H. Epstein
                                 -----------------------------------------------
                            Glenn H. Epstein
                            Chairman and Chief Executive Officer


Dated: April 2, 2004        By:  /s/ Michael K. Burke
                                 -----------------------------------------------
                            Michael K. Burke
                            Executive Vice President and Chief Financial Officer