Form 10-K
period 2004-05-30
INTERMAGNETICS GENERAL CORP
filed 2004-08-13
CIK 351012

                              DRAFT AUGUST 10, 2004

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended  MAY 30, 2004
                                ------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________

                         COMMISSION FILE NUMBER 1-11344

                       INTERMAGNETICS GENERAL CORPORATION
             (Exact name of registrant as specified in its charter)

                           NEW YORK                          14-1537454
                (State or other jurisdiction of            (I.R.S. Employer
                 incorporation or organization)           Identification No.)

                    450 OLD NISKAYUNA ROAD
                       LATHAM, NEW YORK                          12110
             (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (518) 782-1122

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE
                                (Title of Class)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Common Stock - $.10 par value per share
                              (Title of each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). Yes X No ___

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $691,617,180. Such aggregate market value was computed by reference to the closing price of the Common Stock based on quoted market prices on July 30, 2004. It assumes that all directors and officers of the registrant are affiliates. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares of the registrant's Common Stock outstanding, net of Treasury shares, as of July 30, 2004 was 18,618,180.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III below is incorporated by reference from the registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed within 120 days after the end of the registrant's fiscal year.

                                                  TABLE OF CONTENTS
PART I............................................................................................................1

ITEM 1.    BUSINESS DESCRIPTION...................................................................................1
   MRI SEGMENT....................................................................................................2
   MEDICAL DEVICES SEGMENT........................................................................................7
   INSTRUMENTATION SEGMENT.......................................................................................10
   ENERGY TECHNOLOGY SEGMENT.....................................................................................12
   RESEARCH AND DEVELOPMENT......................................................................................18
   INVESTMENTS...................................................................................................19
   PERSONNEL.....................................................................................................19
   EXECUTIVE OFFICERS OF THE REGISTRANT..........................................................................19

ITEM 2.    PROPERTIES............................................................................................21

ITEM 3.    LEGAL PROCEEDINGS.....................................................................................22

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................22

PART II..........................................................................................................22

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
           SECURITIES............................................................................................22

ITEM 6.    SELECTED FINANCIAL DATA...............................................................................24

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................25

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK............................................38

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................................39

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE............................................................................................39

ITEM 9A.   CONTROLS AND PROCEDURES...............................................................................39

PART III.........................................................................................................40

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................................40

ITEM 11.   EXECUTIVE COMPENSATION................................................................................40

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................................40

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................40

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES................................................................40

PART IV..........................................................................................................40

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K........................................40
   (a)     FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS...........................................................40
   (b)     REPORTS ON FORM 8-K...................................................................................45


SIGNATURES.......................................................................................................46

Report of Independent Registered Public Accounting Firm..........................................................48

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Intermagnetics General Corporation ("Intermagnetics", "Company", "we" or "us") makes forward-looking statements in this document. Typically, we identify forward-looking statements with words like "believe," "anticipate," "perceive," "expect," "estimate" and similar expressions. Unless a passage describes an historical event, it should be considered a forward-looking statement. These forward-looking statements are not guarantees of future performance and involve important assumptions, risks, uncertainties and other factors that could cause the Company's actual results for fiscal year 2005 and beyond to differ materially from those expressed in the forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, changes in global political, economic, business, competitive and regulatory factors as well as other assumptions, risks, uncertainties and factors disclosed throughout this report.

         Except for our continuing obligations to disclose material information under federal securities laws, we are not obligated to update these forward-looking statements, even though situations may change in the future. We qualify all of our forward-looking statements by these cautionary statements.


                                     PART I

ITEM 1.           BUSINESS DESCRIPTION

         Since its founding in 1971, Intermagnetics has evolved into a successful developer, manufacturer and marketer of high-field MRI magnets, sub-systems and components and other specialized value-added devices. "MRI" stands for magnetic resonance imaging; a tool used for medical diagnostic imaging of the human body. Drawing on its financial strength, operational excellence and technical leadership, Intermagnetics expanded its reach in the medical device market in 2004 with its acquisition of Invivo Corporation. This expansion continued in the first quarter of fiscal year 2005 with the acquisition of MRI Devices Corporation, which closed on July 16. Through these recent acquisitions, we have added a new segment, which we call Medical Devices. We also continue to design and sell products in three additional reportable segments, which are named to reflect the markets they serve: Magnetic Resonance Imaging (MRI), Instrumentation and Energy Technology.

          The MRI segment primarily provides products that enable the use of MRI systems. Our Magnet Business Group ("MBG") develops, manufactures and sells low temperature superconducting ("LTS") magnets that are used in MRI systems. Our wholly-owned subsidiaries, Medical Advances Inc. ("MAI") and recently acquired MRI Devices Corporation ("MRID"), design, manufacture and sell radio frequency ("RF") coils, which are used in conjunction with MRI systems to create diagnostic images of various parts of the human body.

         Our newly created Medical Devices segment provides products to the broad market of diagnostic imaging, but with a focus on applications associated with MRI. The segment also targets niche opportunities within the patient monitoring market. Invivo Corporation ("Invivo"), currently the only operating division within this segment, designs, manufactures and sells patient monitors, primarily for use in MRI suites as well as other areas in a hospital.

         Our Instrumentation segment provides cryogenic refrigeration equipment used primarily in ultra-high vacuum, analytical instrumentation and semiconductor processing and testing applications through our wholly-owned subsidiary, Polycold Systems Inc. ("Polycold").

         In Energy Technology, our wholly-owned subsidiary, SuperPower, Inc. ("SuperPower") is developing high-temperature superconducting materials and devices designed to enhance the capacity, reliability and quality of electrical power transmission and distribution. These materials and devices are also expected to have distinct defense industry applications.

         We completed two major divestitures in fiscal year 2002. On October 24, 2001, we sold the assets and business of our former low temperature superconducting division, IGC-Advanced Superconductors ("IGC-AS") to Outokumpu Copper Products Oy. Prior to this divestiture, IGC-AS was included in our MRI segment. On February 5, 2002, we sold all of the outstanding shares of our former subsidiary, IGC-APD Cryogenics, Inc. to Sumitomo Heavy Industries, Ltd. Prior to the sale, IGC-APD was included in our Instrumentation segment. These dispositions and their impact are discussed in more detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                   MRI SEGMENT
                                   -----------
A.       INTRODUCTION

         Intermagnetics first entered the medical market as a supplier to system integrators when Magnetic Resonance Imaging Systems ("MRI systems") were introduced in the early 1980's. MRI is a non-invasive diagnostic imaging tool that uses magnetic fields and radio frequencies to produce images of the internal organs and structures of the body. MRI systems are used worldwide, principally in hospitals and stand-alone imaging centers. At the core of an MRI system is a large, highly engineered magnet system. We design and manufacture superconducting magnet systems that offer powerful, high-quality magnetic fields with virtually no loss of power, and we sell these magnets to MRI system integrators.

         We also design and manufacture RF coils, which act as antennae to transmit and/or receive radio frequency signals from the human body as it lies inside the strong magnetic field of the MRI system. These signals are transferred electronically to the MRI system computer where they are reconstructed into clinically useful diagnostic images. We sell these coils to MRI system integrators, who then sell them with their MRI systems, and we also sell our RF coils directly to hospitals, imaging centers, universities and research centers.

         Additional segment data is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," as well as in Note J of the Notes to Consolidated Financial Statements included in response to
Item 8.

B.       PRINCIPAL PRODUCTS

         We derived approximately 67% and 85% of our net sales in fiscal years 2004 and 2003, respectively, from sales of products in the MRI segment.

Our principal products in the MRI segment include:

o Superconductive MRI Magnet Systems. Through MBG, we manufacture and sell superconductive MRI magnet systems to MRI system integrators for use in stationary and mobile applications. We offer a full line of superconductive MRI magnet systems with field strengths of 0.5, 1.0,
         1.5 and 3.0 Tesla ("T"). In addition, MBG is developing a 1.0T superconducting open magnet system with commercial sales expected to begin during 2005.

o RF Coils for MRI Systems. Through MAI, which, in fiscal year 2005 will be combined with newly acquired MRI Devices Corporation ("MRID"), we manufacture and sell RF coils for use in MRI systems. MAI's current product line includes several product groups covering multiple anatomical areas and magnetic field strengths from 0.3T to 3.0T. MRID's current product line also includes multiple anatomical applications in field strengths ranging from 0.7T to 3.0T. MRID also designs, manufactures and sells breast biopsy coils that allow for MRI breast imaging and biopsy, as well as a Functional MRI (fMRI) system that allows physicians to monitor brain activity (function) as well as brain anatomy. This system works in conjunction with a conventional MRI system.

C.       MARKETING

         We market and sell our products in the MRI segment principally through our own marketing personnel and sales force. We sell our MRI products through two channels: to MRI system integrators on an OEM basis, and directly to end-users, such as hospitals, imaging centers and research facilities.

         Export Sales. Products sold to foreign-based companies, such as Philips Medical Systems in the Netherlands, or Hitachi Medical Corporation and Toshiba Corporation in Japan, were accounted for as export sales even if some of the products sold were installed in the U.S. On that basis, our net export sales (including all segments) for fiscal years 2004, 2003 and 2002 totaled $115.9, $123.7, $127.3 million, respectively, most of which were to European customers billed in U.S. currency.

         Principal Customers. Sales to customers of the MRI segment accounting for more than 10% of our net sales aggregated approximately 60% of net sales in fiscal year 2004, 79% in fiscal year 2003 and 72% in fiscal year 2002. (See Note J of Notes to Consolidated Financial Statements included in response to Item 8.)

         We sell a substantial portion of our products in the MRI segment to four OEM customers, one of which is significant. Philips Medical Systems is the principal customer for our MRI magnet systems. In fiscal year 1999, Intermagnetics and Philips executed a new sales agreement naming Intermagnetics as the exclusive supplier of certain magnet systems to Philips. We amended that agreement in fiscal year 2003 to extend the term until the end of calendar year 2009. The term extends each year thereafter such that beginning in calendar 2005 the agreement will continue in effect on a rolling five-year basis, unless otherwise terminated in accordance with certain provisions of the agreement. Under this agreement, Intermagnetics is the sole supplier of certain MRI magnet systems to Philips. Sales to Philips (including sales by all segments) amounted to approximately 60%, 79% and 72% of our net sales for fiscal years 2004, 2003, and 2002 respectively.


D.       COMPETITION/MARKET

         The annual commercial market for new MRI systems, upgrades and accessories (including RF coils, but excluding MRI compatible monitors and pumps) in calendar year 2004 is estimated to be within the range of $4.5 to $5.5 billion worldwide. A small number of system integrators dominate the MRI industry. They include GE Healthcare ("GE"), Philips Medical Systems ("Philips"), Siemens Medical Solutions ("Siemens"), Hitachi Medical Corporation ("Hitachi") and Toshiba Corporation ("Toshiba"). We supply key components to a number of these integrators and have an open commercial relationship with all of them.

         MRI systems compete indirectly with other diagnostic imaging methods such as conventional and digital X-ray systems, nuclear medical systems, Ultrasound, PET scans and X-ray CT scanners. Two emerging MRI applications could provide additional growth opportunities for our products in the future. MRI system integrators are developing systems that can be used as non-invasive diagnostic tools for cardiac disease. These systems could replace the need for interventional X-rays in certain cases. Functional MRI ("fMRI"), in which physicians can monitor brain activity (function) as well as brain anatomy, is another emerging area. We serve these applications with both 1.5T magnets and our 3.0T magnet system and associated RF coils, as well as with interventional and fMRI systems, currently being developed and sold by recently acquired MRI Devices Corporation. There are no assurances that the market for these applications will become significant.

         Most large MRI system suppliers perceive higher field strength imaging systems (1.0T or greater) that use superconductive magnets to have technical advantages over MRI systems that use resistive electromagnets and permanent magnets, which are limited in field strength either by high power consumption or by basic material properties. Lower field strength systems generally produce lower quality images, although rapid gains in computer technology have offset some of this quality loss. In the mid to late 1990s low field (0.2 to 0.3T) "open" magnet configurations based on permanent and resistive magnets enjoyed rapid growth in market share. This growth appears to have leveled off and is expected to decline with the continued introduction of higher field open MRI systems based on superconducting magnets. Two such systems have entered the market at 0.7T with another entry at 0.6T. MBG is developing a more powerful 1.0T superconducting "open" magnet system for this market segment. There is no assurance that this product will be successfully commercialized.

         Within the market for superconductive MRI magnet systems and RF coils, our competitors fall into two categories: (1) magnet and RF coil manufacturers that make products for MRI system integrators; and (2) MRI system integrators that manufacture superconductive magnet systems and/or RF coils for their own use.

         The largest MRI system integrator, GE Healthcare, manufactures its own magnet systems and last year acquired one of the largest independent RF coil manufacturers (USA Instruments) in the US. We do not sell any magnet systems to GE. While we expect the acquisition of USA Instruments to reduce the number of RF coil opportunities we may have with GE in the long term, we believe we will continue to sell RF coils to GE. The degree of this decline and the rate at which it may occur is primarily dependent on competitive performance of our respective RF coil product offerings in the future.

         During our fiscal year 2004, Siemens acquired Oxford Magnet Technology Limited ("OMT"), a joint venture it controlled (owning 51%), that manufactures MRI magnets systems. OMT supplies all of Siemens' requirements for superconducting magnet systems and also supplies MRI magnets systems to some smaller system integrators. We believe we compete effectively against OMT on the basis of technology and price and that we are capable of increasing our production capacity to meet opportunities for business expansion as they arise. Siemens historically has developed and manufactured its own RF coils, but we have seen a shift in this approach over the past few years and, with our acquisition of MRI Devices, Siemens is now a customer for our RF coil products.

         Philips Medical Systems does not manufacture its own MRI magnets. We supply all of Philips' requirements for superconducting magnet systems (see Principal Products above). Philips maintains substantial in-house RF coil capacity, but also outsources RF coil development and manufacturing to third parties, including MAI and MRI Devices.

         There are several RF coil manufacturers of various size, but with our acquisition of MRI Devices, we believe we are a market leader. Competition generally is based upon rapid innovation, capacity for development and production, price and diagnostic image quality. To remain competitive, we must continue to offer high quality, technically advanced products while reducing costs.

E.       PATENTS/INTELLECTUAL PROPERTY

         Our success and competitive position in the MRI segment depends upon, among other things, our continued ability to develop new proprietary technology while protecting our existing intellectual property.

         We directly or indirectly either own, or license a number of patents relating to RF coils and magnet systems. No patents that we consider significant expire during the next five (5) years. There are no assurances that changing technology and/or emerging patents will not adversely impact our current patent position or competitiveness. In addition, while we focus on developing and patenting new technologies, there are no assurances that this technology will become commercially significant, that patents will be granted or that competing patents will not be issued.

F.       RAW MATERIALS AND INVENTORY

         Most materials and parts used in the manufacturing process for our MRI products are ordered based on production needs. For our magnet systems, we have long-term supply agreements with Outokumpu Advanced Superconductors (formerly IGC-AS, a division of Intermagnetics) for the supply of low temperature superconducting ("LTS") wire and with SHI-APD Cryogenics Inc. (formerly IGC-APD, a subsidiary of Intermagnetics) for the supply of shield coolers - a key component of our MRI magnet systems. Sumitomo Heavy Industries, which owns SHI-APD, is now the leading manufacturer of shield coolers. LTS wire generally requires long lead times for order placement. An unplanned loss or severe reduction in supply of either of these components could result in added cost and temporary production delays. Generally, we invest in inventories based on production schedules required to fill existing and anticipated customer orders. As a consequence of our new expanded agreement with Philips we now have increased responsibility for delivery flexibility in the magnet supply chain. This resulted in a one-time significant decrease in magnet deliveries in our first quarter of fiscal year 2004 and has resulted in higher than historic levels of inventory at Intermagnetics.

         For other products in the MRI segment, we believe there are alternative suppliers at competitive prices for most of the parts, materials and components that we purchase for the manufacture of RF coils. There are, however, discrete electrical components and mechanical housings that are sole sourced because of the uniqueness of their specifications. In the event that a sole source supplier cannot meet demand, a re-engineering or re-tooling of the sourced component would be required.

G.       WARRANTY

         We have not had significant expense to date for performance of our warranty obligations in the MRI segment.

H.       GOVERNMENT/INDUSTRY REGULATION

         All of our commercial manufacturing facilities (including the Medical Devices and Instrumentation segments) are ISO 9001 certified. In addition, we seek, where appropriate, to comply with the certification and safety standards of organizations such as Underwriters' Laboratories and the various safety and test regulations of the European Community. All of our facilities are subject to various government regulations, including those issued by the Department of Labor, the Occupational, Safety and Health Administration, and various federal, state and local environmental agencies.

         Our medical products are subject to regulation by the U.S. Food and Drug Administration ("FDA") and, in some instances, corresponding state and foreign government agencies. Our existing medical devices were cleared for marketing in the U.S. through the FDA's section 510(k) premarket notification process. This process is available where the new product being submitted to the FDA can be compared to a pre-existing commercially available product that performs substantially equivalent functions. If a product does not meet the eligibility requirements for the 510(k) process, then it must receive approval under a more time consuming and costly premarket approval procedure. The FDA may conduct investigations, evaluations and inspections of our medical device products and manufacturing facilities at its own initiative or in response to customer complaints or reports of malfunctions. If the FDA believes its regulations have been violated, it has extensive enforcement authority including the power to seize, embargo or restrain entry of products into the market and to prohibit the operation of manufacturing facilities until the deficiencies are corrected to the FDA's satisfaction. Compliance with these requirements has not, to date, had a material effect on the Company's capital expenditures, earnings or competitive position.

I.       SEASONALITY

         Historically, Intermagnetics has not experienced seasonality in its business. Going forward, however, we do expect to see some seasonality in our revenue resulting from the company's recently amended MRI magnet supply contract with Philips and our increased focus on direct sales of RF coils.

         Typical expectations going forward are that the first quarter of each year, which includes slower summer months, will be the lightest because of buying patterns of our newly expanded customer base. The second quarter is expected to be substantially stronger, followed sequentially by a somewhat softer third quarter, which includes a significant number of globally observed holidays. The fourth quarter is generally expected to be the strongest of the year. Despite this newly defined aspect of seasonality, we expect favorable year-over-year comparisons for both original and acquired businesses throughout FY05.


                             MEDICAL DEVICES SEGMENT
                             -----------------------

A.       INTRODUCTION

         With our recent acquisition of Invivo Corporation, we created a new segment, which we call Medical Devices. Invivo is the market leader in the design, manufacture and sale of MRI compatible patient monitors, which enable physicians to track vital signs while a patient is undergoing an MRI scan. Invivo pioneered the development of vital signs monitoring in the MRI environment. While not every patient needs to be monitored during an MRI scan, as the use of MRI continues to expand, particularly into areas such as cardiac and interventional MRI, we believe patient monitoring during MRI procedures will become increasingly important. The MRI environment presents unique challenges for patient monitoring. A monitor must not interfere with the MRI scan, and also must be protected from the MRI system's magnetic field and radio frequency coils in order to perform accurately. Through Invivo, we also design, manufacture and sell bedside monitoring, central station monitoring and telemetry products for use in other areas of the hospital.


B.       PRINCIPAL PRODUCTS

         We derived approximately 14% of our net sales in fiscal year 2004 from sales of products in the Medical Devices segment. Additional segment data is provided in Note J of the Notes to Consolidated Financial Statements included in response to Item 8.

Our principal products in the Medical Devices segment include:

o MRI Patient Monitors. Through Invivo, we design, manufacture and sell a line of patient monitors that can be used in the MRI suite during an MRI scan. We also distribute and sell an anesthesia delivery system designed and engineered to operate safely in the MRI environment.

o Bedside Patient Monitors. Through Invivo, we offer a broad range of general patient monitors for bedside monitoring in a variety of areas, including the operating room, neonatal intensive care unit, emergency room and patient recovery rooms.

o Central Station Monitoring and Telemetry. In April of 2003, Invivo acquired Medical Data Electronics, Inc. ("MDE") and expanded its reach in the area of wireless patient monitoring products. Invivo's central patient monitoring station is capable of providing centralized, real-time patient monitoring, CIS connectivity, alarm surveillance and documentation of up to sixteen telemetry transmitters and/or bedside monitors.

C.       MARKETING

         We market and sell our products in the Medical Devices segment principally through our own marketing personnel and 60 person field sales organization. In addition to the Medical Device segment products this sales force sells RF coils and accessories of the MRI segment to direct customers. This sales force sells Invivo products through two channels: to MRI system integrators on an OEM basis, and directly to end-users, such as hospitals, imaging centers and research facilities. Invivo has also established relationships with hospital group purchasing organizations such as HealthTrust, Premier Inc., AmeriNet, Inc., Broadlane, Inc., Novation, LLC, HealthSouth Corporation and MedAssets HSCA, Inc.

         There were no sales to customers of the Medical Devices segment accounting for more than 10% of our net sales in fiscal year 2004.

D.       COMPETITION/MARKET

         We estimate the worldwide market for patient monitoring products that measure multiple vital signs, including MRI and general patient monitoring, was approximately $2 billion in calendar year 2003. We are aware of three current competitors in the worldwide MRI compatible patient monitoring market and believe that we are the market leader. The Company expects that growth in the MRI monitoring market will come from new MRI system placements, outfitting existing MRI equipment not presently equipped with monitoring devices, and replacing existing MRI patient monitors.

         The general patient monitoring market is highly competitive (we estimate 15 to 20 competitors) and includes companies that are much larger than us and that have significantly greater financial resources. We target our non MRI patient monitors to historically underserved or "niche" patient monitoring applications, including small hospitals (fewer than 100 beds) and emergency rooms.

         Price is an important factor in hospital purchasing patterns as a result of cost containment pressures on the health care industry. To the extent that healthcare reform measures negatively affect the financial condition of hospitals and thereby reduce their capital purchases, we expect price to continue to be a very important competitive factor. We also compete on the basis of product reliability, quality, technical features, performance and service.

E.       PATENTS/INTELLECTUAL PROPERTY

         Our success and competitive position in Medical Devices segment depends upon, among other things, our continued ability to develop new proprietary technology while protecting our existing intellectual property.

         We directly or indirectly either own, or license a number of patents relating to MRI patient monitors and wireless telemetry. No patents that we consider significant expire during the next five (5) years. There are no assurances that changing technology and/or emerging patents will not adversely impact our current patent position or competitiveness. In addition, while we focus on developing and patenting new technologies, there are no assurances that this technology will become commercially significant, that patents will be granted or that competing patents will not be issued.

F.       RAW MATERIALS AND INVENTORY

         Most materials and parts used in the manufacturing process for our Medical Devices products are ordered based on production needs. We believe there are alternative suppliers at competitive prices for most of the parts, materials and components that we purchase for the manufacture of patient monitors. There are, however, certain components that are sole sourced because of the uniqueness of their specifications. In the event that a sole source supplier cannot meet demand, we do not anticipate any significant difficulties in obtaining any of these materials from alternate sources.

G.       WARRANTY

         We have not had significant expense to date for performance of our warranty obligations in the Medical Devices segment.

H.       GOVERNMENT/INDUSTRY REGULATION

         The Medical Devices Segment is subject to the same regulations (including FDA) described in Section H, MRI Segment above.

I.       SEASONALITY

         Because a significant portion of Invivo's sales are to direct customers (hospitals, clinics, etc.), sales in the Medical Devices segment will contribute to the seasonality described in Section I, MRI Segment above.

                             INSTRUMENTATION SEGMENT
                             -----------------------

A.       INTRODUCTION

         Our Instrumentation segment provides low-temperature solutions primarily to original equipment manufacturers ("OEM's") in a variety of industries. In fiscal year 2002, we made a number of changes in this segment aimed at maximizing strategic value. These changes included moving Polycold from multiple locations in San Rafael to one larger facility in Petaluma, California; transferring the manufacturing and sales of two mixed-gas refrigeration product lines from a former subsidiary to Polycold; and divesting that former subsidiaries' remaining business through the sale of its outstanding shares to Sumitomo Heavy Industries, Ltd.

         As a result of these changes, this segment now consists of one wholly-owned subsidiary, Polycold, which designs, manufactures and sells low temperature refrigeration equipment. This segment returned to profitability in fiscal year 2003 despite a challenging environment in the capital equipment market and it experienced significant growth in fiscal year 2004.

         Segment data is provided in Note J of the Notes to Consolidated Financial Statements included in response to Item 8.

B.       PRINCIPAL PRODUCTS

         Polycold manufactures and sells a line of low temperature refrigeration systems in the -40 to -203 Celsius range. Polycold's refrigeration systems are used in a wide variety of high tech and industrial applications, including optical coating, semiconductor manufacturing, magnetic media, decorative coating, optical coating, flat panel displays, detector cooling and roll/web coating.

         The Instrumentation segment continues to enjoy a market leadership position in ultra-high vacuum cryo-vapor pumping, by way of our industry proven products and services. These products have strong brand recognition, and provide versatility to a broad base of existing and new vacuum applications. Included in this product offering are the AquaTrap(R) and CryoTiger(R) product lines - transferred to Polycold from a former subsidiary in fiscal year 2002.

         In addition to the vacuum market, we continued to diversify into low temperature heat transfer markets such as semiconductor and imaging. Although the Instrumentation segment has typically not derived significant sales from semiconductor manufacturers in the past, new products have been developed for this market and repetitive product revenues for a range of products were realized during fiscal 2004.

         Polycold also licenses certain mixed gas refrigerant technology to third parties for use in markets in which the Company does not otherwise participate and to distributors who service Polycold's products outside the U.S.

C.       MARKETING

         Polycold markets refrigeration systems through a direct sales force managed from Petaluma, California, two key distributors located in Japan and Germany, and through a worldwide network of independent sales representatives and distributors. Although these two key distributors account for significant portion of the Company's revenues, no single end customer accounts for more than 10% of revenue. There are no significant contracts with Federal agencies.

D.       COMPETITION/MARKET

         Polycold faces competition from several manufacturers in the Far East, and a number of manufacturers in the United States and Europe. As markets and manufacturers migrate to the Far East, competition may increase. Polycold also competes with the use of liquid nitrogen as an alternative to Polycold's low temperature refrigeration systems. The Company generally competes in this area on the basis of uniquely available temperature ranges, ability to rapidly cycle between various critical temperatures, total cost of ownership, as well as price, availability and product quality and reliability. In addition, the CryoTiger refrigeration system competes against alternative technologies including Stirling refrigerators and open-cycle coolers that rely on reservoirs of liquid nitrogen, which must be replenished periodically. Although the initial purchase price for a CryoTiger refrigerator may exceed the price of a comparable liquid nitrogen cooler, we believe lower operating and maintenance costs and greater ease of use offset this higher initial cost.

E.       PATENTS

         Patents are a significant competitive factor in some areas of our Instrumentation segment. Our CryoTiger and AquaTrap lines are based upon patented proprietary technology. The Company has intellectual property protection and various proprietary rights, including but not limited to, licensed patent rights for a variety of its products and intends to assert such rights to protect its interest and market position. Patents may become more significant in the future, however, as Polycold develops new products. One of the Company's keys to success in marketing its refrigeration products will depend on its continued ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of others. There are no assurances that changing technology and/or emerging patents will not adversely impact our current patent position or competitiveness. In addition, while we focus on developing and patenting new technologies, there are no assurances that this technology will become commercially significant, that patents will be granted or that competing patents will not be issued. No patents that the Company considers significant expire during the next five years.

F.       RAW MATERIALS AND INVENTORY

         Polycold generally maintains a sufficient inventory of raw materials, assembled parts and partially and fully assembled major components to meet production requirements. Polycold purchases certain major standard components for its products from a single source. While alternative sources are available, an unplanned loss or severe reduction in supply from this source could result in added cost and temporary production delays.

G.       WARRANTY

         Warranty expense continued at historical levels as a percentage of sales in fiscal year 2004.


                            ENERGY TECHNOLOGY SEGMENT
                            -------------------------

A.       INTRODUCTION

         The U.S. Department of Energy has reported that much of the nation's electrical transmission and distribution infrastructure is rapidly becoming incapable of meeting the demands of our modern economy (see for example, the National Transmission Grid Study, May 2002). There has been a material decline in investment in this infrastructure by service providers, due to the difficulty in licensing new facilities using conventional technology, and especially as a result of regulatory uncertainty associated with the deregulation of the electric utility industry. Yet, the demand for electricity continues to grow at 2-3% annually, or by about 25% in the decade of the 1990's. Deregulation has also resulted in exponential growth in electricity transactions at the wholesale level, which has placed a burden on the existing delivery infrastructure. Increasing congestion indicates that the ability to move electricity over the existing wires is limited. This is further aggravated by the remote location of many new generating facilities, which are typically not fully integrated into the delivery system. On August 14, 2003, the worst blackout in U.S. history occurred. More than 50 million people in eight northeast states and in two Canadian provinces had no electricity, in some cases for several days. The economic damage from this blackout has been estimated at $4 - $6 billion.

         Energy Technology is an emerging industry dedicated to providing a more efficient, reliable and environmentally responsible means of generating, transmitting and distributing electricity. High-temperature superconducting ("HTS") materials could become a key solution. Through our wholly-owned subsidiary SuperPower, Inc., we are focused on developing HTS materials and HTS-based devices that address a potential market for more efficient, reliable and environmentally friendly electric transmission and distribution, which we expect will be easier to permit and license than the conventional counterparts. We expect additional uses in defense applications such as directed energy weapons using high-power microwaves and pulsed lasers, all-electric warships and hypersonic airborne applications, as well as naval operations involving aircraft launch and mine-sweeping.

         HTS materials are composed of ceramic-like compounds that become superconducting at higher temperatures than those required to maintain superconductivity in LTS materials. HTS materials typically remain superconducting when cooled to temperatures similar to that of liquid nitrogen (77(degree) Kelvin or minus 321(degree) F). Accordingly, HTS materials usually require less sophisticated and less costly cryogenic refrigeration systems than LTS materials, making them well-suited for use in devices such as HTS cables, transformers, motors, generators and fault current limiters.

         We have maintained an HTS program since shortly after these materials were first identified in 1986. Initially, the Company and others pursued the development of "First Generation" (1G) HTS wires and tapes using Bismuth-based materials. The Company and others have incorporated 1G conductor into successful prototype products. Despite improvements in 1G wires and tapes, we believe that the high cost of raw materials required for these conductors (notably, high-purity silver), the high labor content and certain performance limitations will prevent widespread commercialization of 1G materials and devices.

         In 2000, when SuperPower was formed, we shifted our focus to "Second Generation" (2G) HTS conductors using Yttrium based rare earth copper oxides. These conductors are based on less expensive nickel alloy substrates (e.g., hastelloy, or inconel) and can be manufactured using a far less labor-intensive process than 1G conductor. These factors, and the superior mechanical and electrical performance demonstrated by 2G conductors, will, we believe, allow us to reach cost and performance levels necessary for commercialization of 2G electric power devices. SuperPower develops 2G materials and electric power devices that utilize HTS materials. SuperPower intends to incorporate HTS materials into electric power devices (see "Principal Products" below) for sale into the electric power utility and defense industry marketplaces.

         We believe that 2G HTS conductors can be made in sufficient quantity and length, and with cost and performance attributes that will meet the commercial requirements of the applications we are pursuing. However, we expect that it will take at least until 2006 for SuperPower to establish commercial manufacturing capability. To date, 2G HTS conductors have been demonstrated by SuperPower in lengths on the order of 50 meters, with critical currents of 100 amperes per cm width. In July of 2004 SuperPower demonstrated a 100 meter 2G HTS conductor with a critical current of 70 amperes per cm width. We believe that SuperPower currently holds the world record for this performance achievement. However, there can be no assurance that we will be successful in extending these pilot scale results to a manufacturing scale with cost and performance levels adequate for successful commercialization or that end-user utilities or the defense industry will accept the new products we are developing.

B.       PRINCIPAL PRODUCTS

         (I)      2G HTS CONDUCTOR

         As a pre-requisite to developing certain commercially successful HTS-based electric power devices (e.g., cables, transformers, generators and motors) we intend to develop, manufacture and sell 2G HTS conductor. To that end, we are working primarily with a U.S. Department of Energy national laboratory (the Los Alamos National Laboratory ("LANL")) to scale up certain promising HTS deposition processes to commercial manufacturing levels. We have also worked with other national laboratory partners, such as the Argonne National Laboratory ("ANL"), and the Oak Ridge National Laboratory ("ORNL") and obtained cost-share funding from the U.S. Department of Energy ("DOE Agreement") to assist in these efforts. SuperPower has received additional funding from the Title III office, Dual Use Science & Technology ("DUST") office and the Air Force Research Laboratory ("AFRL") at Wright Patterson Air Force Base related to 2G HTS manufacturing.

         (II)     HTS-BASED ELECTRIC POWER DEVICES

         SuperPower expects to manufacture and sell HTS materials and components for integration into products such as HTS cables, transformers and fault current limiters.

                  (a) HTS TRANSMISSION CABLE: An alternating current ("A.C.") HTS transmission cable can carry three to five times more power than a conventional copper cable system. In a direct current application ("D.C."), this multiple would increase to ten times or more. This has potential advantages in circumstances where new underground installation is too expensive, the terrain too difficult or where overhead right of way is not available, or is difficult to license. Given their high current-carrying capacity and other attractive characteristics, (such as low electrical impedance), HTS cables may open up new alternatives in network design. A superconducting cable would also eliminate environmental concerns caused by leaks, fires or explosions because it does not use oil like conventional cables. HTS cables could be retrofitted into existing conventional cable ducts allowing for the delivery of more power as well as creating conduit space for redundancy to enhance reliability and/or for telecommunications cable. HTS cables could also ensure that service reliability will be maintained as the demand for electricity grows and would improve operating efficiency through lower line losses.

                           We participated in the first known practical
                  demonstration of an HTS cable in a project led by Southwire Company. The 30m, 12.5kV, 1,250A HTS power cable was commissioned in February 2000 and currently provides power to three Southwire plants. It is the longest continuously operating HTS cable in the world.

                           In 2001, we announced that SuperPower would develop
                  and install a 1G power cable in an urban right-of-way in Albany, New York. The New York State Energy Research and Development Authority awarded SuperPower $6 million for this project in November 2001. In 2002 we announced that Sumitomo Electric Industries, Ltd. ("SEI") would be our cable integration partner for the project. In July 2003, the U.S. Department of Energy awarded SuperPower nearly $13 million under its Superconductivity Partnership Initiative ("SPI") program. While we initially targeted this as a three year effort, we expanded the project to four years to include an additional phase in which we will design, build and test a 2G cable prototype. The first phase of the HTS cable project is a total of 350m in length and will use 1G conductor. The second phase is expected to substitute a 30m section of Second Generation cable for a portion of the original 1G cable. The 2G conductor used in the cable (a total of 8km) will be manufactured by SuperPower. In July of 2003, Superpower executed an agreement with the BOC Group, Inc ("BOC"). BOC has agreed to provide the cryogenic refrigeration system for the project. SuperPower, SEI and BOC have agreed to share costs that are not covered by third party funding. We expect to complete the installation phases of the project in 2006, and testing/operation will continue thereafter for an undetermined period of time.

                           (b) HTS FAULT CURRENT LIMITER: In the electrical
                  transmission and distribution system, a short circuit (fault condition) may result from events such as lightning striking a power line, or downed trees or utility poles. Such events create a surge of current through the electric power grid system that can cause serious damage to grid equipment. Conventional circuit breakers are deployed within electric distribution and transmission substations to protect equipment from damage. However, due to continuing growth of power demands and increased interconnections between power distribution networks, transmission networks, and power generation sources, fault current levels may increase to levels that exceed the current interrupting capabilities of the circuit breakers. An HTS fault current limiter ("FCL") would effectively function as a "power valve", serving to reduce the available fault current in a fraction of a second to a safer level within the operating limit of existing circuit breakers, without resorting to other expensive measures such as breaker replacement, bus splitting or construction of new substations.

                           We believe that a substantial market for FCL
                  technology exists at transmission voltage levels of 138 kV and higher, based on extensive discussions with a number of electric utility industry representatives. SuperPower has developed patented Matrix Fault Current Limiter (MFCL) technology, and has initiated a program to develop, design, manufacture and demonstrate a 138 kV HTS MFCL. In November 2002, we received a commitment of $600,000 from the Electric Power Research Institute ("EPRI") for the MFCL project. In July 2003, the U.S. Department of Energy awarded SuperPower $6.1 million under the SPI program to support the development of the MFCL. We also reached agreement with Nexans SuperConductors, GmbH in August 2003 to participate in this project and supply the HTS melt cast elements used in the MFCL. Nexans is a global leader in the fiber optics and electric power cable industries, and in superconductivity research and development. A scaled prototype MFCL has been built, and will undergo proof-of-concept testing during FY 05.

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

                           Together with our partner Waukesha Electric Systems
                  (an operating unit of SPX Corporation) and ORNL, we successfully developed and tested a 1 MVA HTS transformer prototype using 1G conductor. This project was completed in 1999. We subsequently worked with Waukesha and ORNL to complete a 5/10 MVA HTS transformer prototype, also using 1G conductor. This prototype was assembled and began factory acceptance testing during 2003. Extensive electrical testing of the unit was completed in May 2004. Based on the outcome of the tests the partners learned a great deal about electrical insulation and related dielectric material performance under cryogenic conditions. We believe that 2G wire will be required for commercial success of HTS transformers. In the interim, until 2G wire becomes commercially viable, further research and development will be necessary to address high voltage dielectric insulation requirements and the introduction of load tap changing (voltage regulation) capability. The Company, along with its partners intends to pursue funds to complete these additional developments. While we have a Product Development Agreement with Waukesha to commercialize HTS transformers, there is no commitment by either party at this point to continue the program beyond the current 1G prototype.

         The company maintains a long-term perspective on the development of the market for HTS technology and the described devices. The company plans to continue to pace its rate of investment based on the progress of the requisite technology and the perceived willingness of industry to adopt HTS devices. As a result, any or all of the described devices and their product development schedules will be examined on a regular basis and schedules may be readjusted or projects cancelled altogether.

C.       MARKETING

         The Company intends to reach the electric utility and defense industry marketplaces via strategic relationships with major multi-national, brand recognized electrical equipment OEM's and material/component suppliers. Under our cable project agreements with SEI and BOC, we have a first right to supply 2G conductor for HTS cable demonstration projects in North America and/or the U.K. and we have also agreed to explore other cable opportunities in North America and or the U.K. Nexans and SuperPower have agreed to an exclusive five-year arrangement for the design, development, manufacture and marketing of the MFCL in a defined field of use, assuming the successful completion of the current development agreement. SuperPower has agreed to negotiate in good faith with SEI, BOC and Nexans to establish commercial relationships to manufacture and sell products. However, there can be no assurance that any such relationships will be consummated. Notwithstanding our strategic relationships with SEI, BOC, Nexans and Waukesha Electric Systems, we intend to entertain additional strategic partners covering material supply and device integration in the interest of improving overall competitiveness. There can be no assurance that such strategic partners will be found, or that such partners will be successful in bringing any of our products to market.

D.       COMPETITION/MARKET

         With respect to HTS-based products, we anticipate that we will participate principally as a developer and manufacturer of materials and components. These materials and components are necessary to enable HTS cable, transformer and fault current limiting technologies, and associated cryogenic refrigeration systems to succeed. We will also be a developer and supplier of 2G HTS conductors (i.e., wires/tapes). We believe that we can compete effectively by leveraging Intermagnetics' experience in superconducting materials, magnet systems and cryogenic refrigeration systems, and its long track record as a world-class manufacturer.

         We believe our most significant U.S.-based competitor for HTS 2G conductor is American Superconductor Corporation, which has established strategic development and/or marketing relationships with a number of existing suppliers and users of electric power equipment. Internationally, competitors include Ultera (NKT/Southwire joint venture), Nexans and Furukawa for cables, and Siemens and ABB for transformers and FCL's. We also compete with Fujikura on 2G conductor.

         The underlying economics for HTS-based products appear to be attractive. However, potential commercial and defense end-users lack experience with such products in field operations. This, along with the cost of currently existing 1G HTS materials, has tended to limit the adoption rate, especially in the context of larger, more expensive applications such as those for utility power plants and electric networks and defense applications. Managers of electric utilities focus on issues of long-term reliability, compatibility and maintenance, and must make investments with a 40-year time horizon. For this reason, only the most forward-looking utilities have begun to test prototype HTS systems. HTS-based products ultimately will need to justify themselves in economic, reliability and performance terms before widespread adoption can take place. Before HTS wire or cables can replace conventional conductors available today, the price/performance relationship of HTS must be demonstrated reliably. On the basis of forecasted improved performance in 2G HTS conductor, we expect to achieve HTS conductor selling prices that will stimulate broad, commercial demand. However, there are many technical hurdles that must be overcome before this goal can be attained and there are no assurances that a market for these products will develop.

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

E.       INTELLECTUAL PROPERTY/PATENTS

         We have been awarded a number of US patents and have more than 30 patent applications pending in process, equipment and device technology invented by SuperPower employees. We believe that our current patents and patent applications, together with our expected ability to obtain licenses from other parties, will provide us with sufficient access to relevant intellectual property to develop and sell HTS wires and system components consistent with our business plan. However, the patent landscape in HTS is unusually complex, and many participants are continuously filing new patents aggressively. Since the discovery of high temperature superconductors in 1986, rapid technical advances have resulted in the filing of a large number of patent applications relating to superconductivity worldwide. Many patents and patent applications overlap and are contested. A protracted interference proceeding in the U.S. regarding the fundamental 2G HTS rare earth copper oxide materials reached its conclusion in favor of Lucent Technologies Inc. However, a considerable number of intellectual property ownership issues with respect to HTS materials and processes remain contested. A number of patents and patent applications of third parties relate to our current and future products. We may need to acquire licenses for those patents, successfully contest the scope or validity of those patents, or design around patented processes or applications.

         We have obtained a non-exclusive license to Lucent Technology's HTS patent portfolio, including a license to the patent covering rare earth copper oxides. We believe that the Lucent patent portfolio has been, or will be, licensed broadly on a non-exclusive basis to other HTS technology participants, including several of our competitors.

         We are developing a manufacturing process for 2G HTS conductor using the combination of buffer layer and superconductor deposition coating processes developed by LANL. We have the right to obtain a license to technology developed by LANL and ORNL under our existing research agreements. We believe that we will be able to obtain such licenses on commercially reasonable terms, but there can be no assurance that this will be the case. Our competitors are developing 2G HTS conductor using competing processes. There is no guarantee that the process we are developing will be the most commercially viable one.

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

F.       RAW MATERIALS AND INVENTORY

         First Generation conductors currently require relatively high proportions of silver in the manufacturing process. This adds significant expense to the cost of the conductor and is one of the reasons we believe 1G conductors will not achieve widespread commercial success. We expect to order parts and components for demonstration devices based on needs, utilizing multiple sources. For early demonstration prototypes, and prior to the availability of 2G material, we expect that 1G HTS conductor will be available from a number of sources. We anticipate purchasing raw materials that include targets, precursors and nickel alloy tape for scaling up the manufacture of 2G conductor. These materials are available from multiple sources. We currently do not maintain significant quantities of inventory of any of the supplies used in 2G conductor or for our device development needs.

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

         External funding covers a substantial portion of our research and development expenditures, principally from the U.S. government. In fiscal 2004, approximately 49% of total research and development activities were paid by such external programs, compared to approximately 22% in fiscal 2003 and 34% in fiscal 2002. During fiscal years 2004, 2003 and 2002, product research and development expenses in all segments, including externally funded amounts, were $25,571,000, $16,023,000 and $22,482,000, respectively. This increase in fiscal
2004 is the result of more government awards available for funding projects, primarily in the Energy Technology segment. Although it is nearly impossible to predict, the Company expects this trend to continue. Additionally, fiscal 2002 and 2004 contain funding from a customer for product development.

         In any given year, we can experience significant increases or decreases in external funding depending on our success in obtaining funded contracts.


                                   INVESTMENTS
                                   -----------

         See Note C of the Notes to Consolidated Financial Statements included in response to Item 8 for a description of our investments.


                                    PERSONNEL
                                    ---------

         On May 30, 2004, we employed 850 people. With the acquisition of MRI Devices Corporation, that number grew to 1,038 as of July 30, 2004.

         There is great demand for trained scientific and technical personnel as well as for key management personnel, and our growth and success will require us to attract and retain such personnel. Many of the prospective employers of such personnel are larger and have greater financial resources than the Company and may be in a better position to compete for prospective employees.


                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

         At the end of fiscal 2004, the executive officers of the Company were:

Name                       Position                                        Age
----                       --------                                        ---

Glenn H. Epstein           Chairman and Chief Executive Officer             46


Michael K. Burke           Executive Vice President and                     46
                           Chief Financial Officer

Thomas J. O'Brien          Executive Vice President, Corporate              46
                           Development and
                           Acting Sector President - Medical Devices

Leo Blecher                Sector President - MRI                           58

Philip J. Pellegrino       Sector President - Energy Technology             55

David E. Thielman          Senior Vice President and General                48
                           Manager - Invivo Corporation

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

         Thomas J. O'Brien was appointed Executive Vice President of Corporate Development on July 23, 2003. In January, he was named acting Sector President of the newly formed Medical Devices Sector, which includes Invivo Corporation. Prior to joining Intermagnetics, Mr. O'Brien was President, Color Division of Sensient Technologies Corporation, a manufacturer of specialty chemicals. Prior to that, Mr. O'Brien held numerous leadership positions in both the United States and Europe at Sun Chemical Corporation, a manufacturer of specialty chemicals. Mr. O'Brien began his career at General Electric Corporation.

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

         David E. Thielman was appointed Senior Vice President and General Manager of Invivo Corporation in January, 2004. Prior to that, he was Vice President and General Manager of Polycold Systems Inc. having joined Intermagnetics in that capacity on December 10, 2001. Mr. Thielman previously served in progressively responsible engineering and senior management positions in his 13 year career with Milwaukee-based APW Corporation. At APW, he was appointed general manager of the company's Dallas and Austin, Texas, facilities. Prior to APW, he worked for 10 years at The Trane Company in LaCrosse, Wisconsin, where he began his career.


ITEM 2.           PROPERTIES

         Our corporate headquarters and MBG are located in approximately 146,000 square feet of space located in Latham, New York (the "Latham Facility"). We own the Latham Facility, which is subject to a mortgage. (See Note D of the Notes to Consolidated Financial Statements included in response to Item 8 hereto.)

         We lease approximately 65,000 square feet of office and manufacturing space in nearby Schenectady, New York, which SuperPower currently occupies. The lease has a 20 year term ending in October 2019.

         MAI leases approximately 24,000 square feet in a multi-tenant building located in the Milwaukee County Research Park's Technology Innovation Center (the "Research Park"). Approximately 9,000 square feet are used for office space with the remaining space dedicated to lab, assembly, shipping and material storage. The lease expires in August 2004 and will continue month to month thereafter. MRI Devices leases approximately 25,000 square feet in a building located in Waukesha, Wisconsin. That lease expires on November 30, 2004. We currently plan to move MRID and MAI operations into a new leased facility in the greater Milwaukee area.

         MRI Devices also owns an approximately 50,000 square foot office and manufacturing facility in Gainesville, Florida. Effective with the acquisition of MRID on July 12, 2004 the Company assumed a term loan due in 2007. The term loan bears interest at 5.85 % and is unsecured except for a negative pledge not to use the Florida facility as collateral for any other financing. As of May 30, 2004, $2.8 million was due on the loan of which $223,000 was payable within one year, none of which was included in our financial statements.

         Invivo Corporation owns an approximately 47,000 square foot office and manufacturing facility in Orlando, Florida. This facility is subject to a mortgage. (See Note D of the Notes to Consolidated Financial Statements included in response to Item 8 hereto.) Invivo also leases approximately 35,000 square feet of office and manufacturing space in Arleta, California. In April, 2004 Intermagnetics announced that it is closing this facility and moving production to Invivo's Orlando facility. Invivo also leases approximately 2,000 square feet of office space in Tulsa, Oklahoma for a small design engineering team.

         Polycold Systems Inc. leases approximately 70,000 square feet of manufacturing and office space in Petaluma, California. The lease expires in October of 2011.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

         The Company's stock trades on the Nasdaq National Market under the ticker symbol IMGC. The high and low sales prices of the Common Stock for each quarterly period for the last two fiscal years, based on quoted market prices, are shown below.

                                                                       Closing Prices
                                                                       --------------

-------------------------------------------------------------------------------------------------------------
Fiscal Year 2004                                                             High                        Low
----------------                                                             ----                        ---
-------------------------------------------------------------------------------------------------------------
Quarter Ended August 24, 2003                                               23.91                      15.97
-------------------------------------------------------------------------------------------------------------
Quarter Ended November 23, 2003                                             25.38                      20.55
-------------------------------------------------------------------------------------------------------------
Quarter Ended February 22, 2004                                             27.09                      21.60
-------------------------------------------------------------------------------------------------------------
Quarter Ended May 30, 2004                                                  29.49                      23.44
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Fiscal Year 2003
-------------------------------------------------------------------------------------------------------------
Quarter Ended August 25, 2002                                               24.94                      11.57
-------------------------------------------------------------------------------------------------------------
Quarter Ended November 24, 2002                                             20.23                      13.83
-------------------------------------------------------------------------------------------------------------
Quarter Ended February 23, 2003                                             21.96                      15.84
------------------------------------------------------- -------------------------- --------------------------
Quarter Ended May 25, 2003                                                  19.97                      15.10
------------------------------------------------------- -------------------------- --------------------------

_______________________

There were approximately 1,238 holders of record of Common Stock as of August 03, 2004. The Company has not paid cash dividends in the past ten years, and it does not anticipate that it will pay cash dividends or adopt a cash dividend policy in the near future. Under the Company's bank agreements, prior bank approval is required for cash dividends in excess of the Company's net income for the year to which the dividend pertains.

The remaining information called for by this item relating to "Securities authorized for issuance under equity compensation plans" is reported in Note E of the Notes to Consolidated Financial Statements included in response to Item 8.

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

                                    (Dollars in Thousands Except Per Share Amounts)
---------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
FOR THE FISCAL YEAR ENDED          May 30, 2004      May 25, 2003      May 26, 2002     May 27, 2001      May 28, 2000
                                   ------------      ------------      ------------     ------------      ------------
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Net Sales                                  $164,447          $147,405         $153,294          $138,157         $112,772
--------------------------------------------------------------------------------------------------------------------------
Gross Margin                                 68,785            57,387           61,901            58,528           40,766
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Income before Income taxes                   22,756            22,844           30,275            18,026           10,506
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Net income                                   14,860            14,917           20,589            11,067            6,452
--------------------------------------------------------------------------------------------------------------------------
Per common share:
--------------------------------------------------------------------------------------------------------------------------
  Basic                                        0.89              0.90             1.26          (c) 0.72         (c) 0.48
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
  Diluted                                      0.87              0.88             1.19          (c) 0.67         (c) 0.45
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
AT END OF FISCAL YEAR                         2004              2003             2002              2001             2000
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Working Capital                             $52,020          $109,865          $93,113           $60,370          $44,816
--------------------------------------------------------------------------------------------------------------------------
Total Assets                                284,935           185,055          177,225           152,158          127,977
--------------------------------------------------------------------------------------------------------------------------
Long-Term debt
  (net of current maturities)                57,635             4,384            4,668             6,185           26,524
--------------------------------------------------------------------------------------------------------------------------
Retained Earnings /
(accumulated deficit)                        45,776            30,916           15,999             (4,590)         (6,159)
--------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                        175,569           154,504          147,394           115,015           78,463
--------------------------------------------------------------------------------------------------------------------------

_____________________

 (a) Income per common share has been computed during each period based on the weighted average number of shares of Common Stock outstanding plus dilutive potential common shares (where applicable).

(b) The Company did not pay a cash dividend on its Common Stock during any of the periods indicated.

(c) Net income (loss) per common share has been restated to give effect to the 2% stock dividend distributed in August 2001, and 3% stock dividend distributed in August 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Intermagnetics General Corporation ("Intermagnetics", "Company", "we" or "us") makes forward-looking statements in this document. Typically, we identify forward-looking statements with words like "believe," "anticipate," "perceive," "expect," "estimate" and similar expressions. Unless a passage describes a historical event, it should be considered a forward-looking statement. These forward-looking statements are not guarantees of future performance and involve important assumptions, risks, uncertainties and other factors that could cause the Company's actual results for fiscal year 2005 and beyond to differ materially from those expressed in the forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other assumptions, risks, uncertainties and factors disclosed throughout our Annual Report on Form 10-K.

         Except for our continuing obligations to disclose material information under federal securities laws, we are not obligated to update these forward-looking statements, even though situations may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

COMPANY OVERVIEW
----------------

         We operate in four reportable operating segments: Magnetic Resonance Imaging ("MRI"), Medical Devices, Instrumentation, and Energy Technology. The MRI segment primarily consists of the manufacture and sale of low temperature superconducting ("LTS") magnets that are used in MRI systems, and radio frequency coils. These products are used principally in the medical diagnostic imaging market. Until October 24, 2001, this segment also included the manufacture and sale of low-temperature superconducting wire by our IGC-Advanced Superconductor division ("IGC-AS").

         Our newly formed Medical Devices segment consists of Invivo Corporation ("Invivo"), which we acquired effective January 27, 2004. Invivo designs, manufactures and sells patient monitors, primarily for use in MRI suites and for centralized nursing monitoring stations.

         Our Instrumentation segment provides cryogenic refrigeration equipment used primarily in ultra-high vacuum applications, industrial coatings, analytical instrumentation and semiconductor processing and testing through our wholly-owned subsidiary, IGC-Polycold Systems Inc. ("Polycold"). For the first three quarters of fiscal year 2002, this segment also included IGC-APD Cryogenics, Inc. ("IGC-APD").

         In Energy Technology, our wholly-owned subsidiary, SuperPower, Inc. ("SuperPower") is developing high-temperature superconducting materials and devices designed to enhance the capacity, reliability and quality of electrical power transmission and distribution.

         We completed two major divestitures in fiscal year 2002. On October 24, 2001, we sold the assets and business of IGC-AS to Outokumpu Copper Products Oy. On February 5, 2002, we sold all of the outstanding shares of our former subsidiary, IGC-APD, to Sumitomo Heavy Industries, Ltd. These dispositions and their impact are discussed in more detail below.

         Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties; that is, at current market prices. The Company evaluates the performance of its reportable segments based on operating income
(loss). The Company operates on a 52/53-week fiscal year ending the last Sunday during the month of May. Fiscal 2004 was a 53 week fiscal year ending May 30, 2004.

         We also have a foreign sales corporation located in Barbados, which remains active until legislation is finalized under the Extraterritorial Income Exclusion Act of 2000. The Act provides for an exclusion from gross income of a percentage of income attributable to certain activities performed outside the United States. This exclusion is designed to parallel the treatment of foreign-sourced income by other countries and contains no requirement for a separate foreign entity to obtain the benefit.

         On January 27, 2004, we completed our purchase of Invivo, which was acquired through a public tender offer. Invivo designs, manufactures and markets patient monitoring systems. These monitoring systems measure and display vital signs of patients in medical settings, particularly during magnetic resonance imaging procedures. As a result of the acquisition, Invivo became a wholly-owned subsidiary of the Company. The acquisition of Invivo substantially expands our direct sales team and customer base. Invivo's results of operations have been included in our consolidated financial statements since the date of acquisition and are included in our discussion on Results of Operations below. The total acquisition price for Invivo was $159.2 million including professional fees and other acquisition related costs. The source of funds for the acquisition was a combination of our available cash and borrowings totaling $67 million under our existing $130 million unsecured credit facility.

         On May 17, 2004, we entered into a definitive agreement to acquire privately held MRI Devices Corporation ("MRID") and on July 16, 2004, we completed this acquisition. MRID is a leading manufacturer of RF coils for MRI systems. As a result of the acquisition, MRID became a wholly-owned subsidiary of the Company. The purchase price consisted of $45 million in cash, a three-year $5 million promissory note and 1,624,654 shares of Company common stock. The number of shares paid to MRID's shareholders was based on the twenty day average closing price of Intermagnetics' common stock prior to the closing, which was approximately $33.08 per share. Fifty percent of the stock is restricted from sale for two years and the other fifty percent for three years. The cash portion of the consideration was financed through our $130 million credit facility. The acquisition of MRID further expands our high value added product portfolio serving the MRI market. In addition, we expect to expand sales of MRID's products through our direct sales force, which is significantly larger than MRID's direct sales force.

         On July 15, 2004, our Board of Directors declared a three-for-two split on all outstanding shares of our common stock. The split, to be completed in the form of a fifty percent stock dividend, will be payable on August 17, 2004 to shareholders of record on July 23, 2004.

RESULTS OF OPERATIONS
---------------------

         During the year ended May 30, 2004 sales increased $17.0 million or 11.6% to $164.4 million primarily from the acquisition of Invivo. During the year ended May 25, 2003 sales decreased 3.8% or $5.9 million, to $147.4 million from $153.3 million for the year ended May 26, 2002. Divested businesses represented $10.8 million of the sales decline.

         During fiscal 2004 sales of the MRI segment decreased $14.3 million from the prior year or 11.5% to $110.7 million. This decrease is primarily the result of the previously disclosed planned reduction in magnet shipments during the first fiscal quarter related to the transition of managing supply chain logistics for Philips Medical Systems ("PMS") in return for an enhanced and extended exclusive supply contract. In addition, an unfavorable magnet mix combined with lower contractual selling prices more than offset an increase in magnet volume during the remainder of the year. The increase of RF coils primarily related to increased market penetration of the direct sales market. During the year ended May 25, 2003 sales of the MRI segment increased $2.3 million or 1.8% to $125.1 million. Offsetting this increase was a decrease of $2.1 million related to the disposed wire business in the prior year. This increase was primarily related to increased demand, by PMS, and other customers for higher field strength magnets, partially offset by a reduced demand for RF coils. During the fiscal 2002, sales of the MRI segment were $122.8 million.

         Our newly formed Medical Devices segment provided $22.5 million of sales since the acquisition of Invivo. This additional revenue more than offset the decrease from our MRI segment.

         During fiscal 2004 sales of the Instrumentation segment increased 19.9% to $24.7 million from $20.6 million in the prior year. This increase was primarily driven by continued sales and service growth in our vacuum market in both Asia and the United States as well as slowly increasing demand in the semiconductor market during the latter part of the fiscal year. During the fiscal year ended May 25, 2003, sales of the Instrumentation segment declined $6.3 million, or 23.5%, to $20.6 million. A decline in sales of $8.7 million related to the divesture of IGC-APD was partially offset by an increase in sales of $2.4 million, related to increased customer demand for the vacuum and imaging products from the Pacific Rim. The economic slowdown during this period curtailed demand from most other parts of the world. During the fiscal 2002, sales of the Instrumentation segment were $26.9 million.

         During fiscal year 2004, sales in the Energy Technology segment increased $4.7 million to $6.5 million. This is a result of increased revenues from billings against existing contracts provided by our industry partners and various state and federal agencies. During the fiscal year ended May 25, 2003, sales in the Energy Technology segment declined 50.7% to $1.8 million. This decline was primarily related to reduced third party funding for superconducting projects primarily related to HTS devices. During the fiscal 2002, sales of the Energy Technology segment were $3.6 million.

         Gross margin for the fiscal year ended May 30, 2004, was $68.8 million, which represents an increase of $11.4 million or 19.9% over fiscal 2003. As a percent of sales, gross margin increased to 42% compared to 39% during fiscal 2003. The increase in both absolute dollars and percent of sales was primarily driven by the inclusion of $12.1 million of higher margin sales from our Medical Devices segment. In our MRI segment, gross margin decreased $4.8 million or 9.6% to $45.2 million. The decline was principally due to unfavorable magnet mix, price reductions and lower sales volumes primarily during the first fiscal quarter as discussed above. In addition, gross margin from the Instrumentation segment increased about $2.6 million or 38.2%, primarily from increased sales volumes and manufacturing improvements. Margins from the Energy Technology segment also increased about $2.0 million corresponding to the increased revenue under Government and third-party contracts and the receipt of about $1.2 million of funding for costs incurred in the prior year. During the year ended May 25, 2003 gross margin decreased $4.5 million or 7.3% to $57.4 million. Included in this decline was $6.1 million related to divested businesses. Partially offsetting this was an increase of approximately $2.9 million related to improved magnet mix and nearly $400,000 related to increased customer demand from the vacuum products market. This was partially offset by decreased sales, and related gross profit of RF coils and customer funding of research and development projects. Additionally, active cost reduction programs contributed favorably to the gross profit during the fiscal year. Gross margin in fiscal 2002 was $61.9 million.

         Product Research and Development increased $450,000 or 3.6% to $12.9 million during fiscal 2004. This increase primarily resulted from increased spending on various High Temperature Superconducting (HTS) projects of about $1.1 million in our Energy Technology segment, partially offset by a decline in spending in our Instrumentation segment of $324,000 as resources were reallocated to existing product enhancements. In the MRI segment, spending decreased $2.2 million as third party funding increased for continued development on magnet systems, partially offset by new product development costs at IGC-Medical Advances. Our Medical Devices segment contributed $1.9 million towards new product development. It is important to note our development activities in all segments increased through third party funding. During fiscal 2003 research and development decreased $2.4 million or 16.1% to $12.5 million. Included in this decline was $1.8 million of research and development incurred in the prior year related to divested businesses. The remaining decline of $600,000 was related primarily to decreased spending, as development programs mostly in the MRI segment began the transition into manufacturing. Most other segments were flat compared to fiscal 2003. During fiscal 2002 product research and development was $14.9 million.

         During the fiscal year ended May 30, 2004, Selling, General and Administrative expenses and Stock Based Compensation increased $10.0 million or 50.7% to $29.6 million from fiscal 2003. This increase is primarily attributable to the inclusion of Invivo's selling, general and administrative expenses of about $6.6 million as well as the due diligence and integration related expenses associated with the acquisition which totaled about $1.2 million. In addition, salaries, benefits, incentive compensation and other employee related expenses increased about $2.3 million primarily in the MRI segment. This increase is a result of filling open positions as well as creating new positions that correspond with our expected future growth. During fiscal 2003, selling, general and administrative expense declined $5.8 million or nearly 22.8% to $19.6 million. Included in this decline was $2.6 million related to divested businesses. The most significant decline came from the MRI segment ($1.8 million) related to reduced spending for salaries and benefits, consulting and employment related expenses. Instrumentation segment spending declined about $900,000 which relate to costs included in fiscal year 2002 for relocating to Petaluma, California. Finally, the Energy Technology segment declined about $425,000 due to lower market research and business development costs in fiscal 2003. During fiscal 2002 selling, general and administrative expenses were $25.4 million.

         During fiscal 2004 amortization of intangible assets increased $1.3 million or 71% from fiscal 2003 primarily due to the addition of the amortizable intangible assets resulting from our acquisition of Invivo. During fiscal 2003 amortization of intangible assets declined $138,000 primarily due to certain intangibles becoming fully amortized. During fiscal 2002 amortization of intangible assets was about $1.9 million. (See Note N of the Notes to the Consolidated Financial Statements.)

         Operating income during fiscal 2004 decreased $313,000 or 1.3% to $23.1 million from fiscal 2003. This decrease was primarily the result of reduced magnet sales in our MRI segment during the first quarter. Additionally, we incurred about $1.2 million of internal acquisition and integration related costs associated with the acquisition of Invivo. Partially offsetting the MRI segment decrease of $6.8 million was the $3.1 million of operating income contributed by our Medical Devices segment. Additionally, a decrease in our net investment in the Energy Technology segment of about $805,000 and continued sales growth and related margin in our Instrumentation segment resulted in an increase of operating income of $2.6 million. Excluding the internal acquisition and integration charges, operating income for the fiscal year ended May 30, 2004 would have been $24.4 million which represents an increase of $935,000 or 4.0% over fiscal year 2003. See the reconciliation below:

Reconciliation of financial statements to GAAP equivalent



                                                           Fiscal Year Ended
                                                         ---------------------
                                                         May 30,       May 25,
                                                          2004          2003
                                                         -------       -------
As reported operating income                             $23,104       $23,417
Internal acquisition and integration charges
   (included in selling, general and administrative
   expenses)                                               1,248          --
                                                         -------       -------
Operating income, excluding internal acquisition
  and integration charges                                $24,352       $23,417
                                                         =======       =======


         The Company believes this table provides helpful information for assessing the impact of the acquisition of Invivo.

         During fiscal year 2003, despite reduced sales, operating income improved to $23.4 million or 19.4% from $19.6 million in fiscal 2002. Essentially this was achieved by controlling non-essential costs and aggressive implementation of product cost reduction strategies. Divested businesses had little effect on operating income.

         Interest and other income during fiscal 2004 decreased about $700,000 or 47% from fiscal 2003 to $790,000. This decrease is primarily driven by the continued decline in the interest rate environment as well as our lower cash balances resulting from funding our acquisition of Invivo. During fiscal 2003 interest and other income decreased nearly $500,000 or 24% to $1.5 million from nearly $2.0 million in the previous year. This decrease was primarily related to the prior year containing $540,000 of income from the sale of a product line. During fiscal 2002, interest and other income was $1.9 million.

         Interest and other expense during fiscal 2004 increased $759,000 to $1.3 million. This increase is primarily driven by the interest expense from the $67 million of proceeds borrowed under our $130 million unsecured credit facility used to partially finance our acquisition of Invivo. As of May 30, 2004, $56.1 million was outstanding under this credit facility. Interest expense during fiscal 2003 decreased $159,000 or 24% to nearly $500,000. This decrease was related to the divesture of IGC-APD and its associated mortgage. During fiscal 2002 interest expense was $650,000

         On October 24, 2001, we divested our low-temperature superconducting
(LTS) materials business, IGC-Advanced Superconductors of Waterbury, Connecticut, for more than $33.5 million. The purchase price consisted of a $4 million note, paid in October 2003 and the balance in cash. The agreement between Intermagnetics and Outokumpu Copper Products Oy, a subsidiary of the Outokumpu Group of Finland, also included a six-year strategic supply arrangement that expanded Outokumpu's existing superconducting materials business. Intermagnetics will purchase from Outokumpu a substantial portion of its internal LTS wire requirements, primarily for manufacturing superconducting magnet systems for magnetic resonance imaging systems. The sale resulted in a one-time pre-tax gain of approximately $15.4 million in fiscal 2002. Additionally, the Company recorded stock based compensation expense of $795,000 related to the sale.

         On February 5, 2002, the Company sold the stock of its subsidiaries IGC-APD Cryogenics, Inc. and IG-Europe, Ltd. The sale was subject to a stock purchase agreement between the Company and Sumitomo Heavy Industries ("SHI") of Japan dated January 7, 2002. The sale to SHI included only the helium related assets of these subsidiaries and the assumption of related liabilities. The purchase consideration was arrived at by arms length negotiation and consisted of $9.5 million in cash paid on February 5, 2002. The Company was also able to withdraw an additional $1.2 million in cash prior to closing. The net pretax gain from the sale was $10,000. The agreement included a six-year strategic supply agreement under which the Company will purchase from SHI shield coolers it requires internally, primarily for manufacturing superconducting magnet systems. The mixed-gas portion of the refrigeration systems business, previously conducted at IGC-APD, was transferred and integrated into Polycold. Additionally, the Company recorded stock based compensation expense of $528,000 related to the sale.

         In connection with these divestitures the Company has established a liability for environmental remediation and penalties of approximately $2.0 million. As of May 30, 2004 and May 25, 2003 approximately $1.9 million remains on the Company's balance sheet in other liabilities and accrued expenses.

         In May 2004, the Company sold its 1,172,840 shares of KryoTech, Inc. a privately-held corporation for total proceeds and a gross realized gain of $114,000. In October 2002, (fiscal 2003) the Company sold its remaining 827,153 shares of Ultralife Batteries, Inc. for total proceeds of approximately $1.3 million with a gross realized loss of approximately $2.1 million. In connection with the sale a net, unrealized holding loss of $628,000 has been reclassified from accumulated other comprehensive income.

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

         During fiscal 2004, the Company's effective income tax rate remained the same as fiscal 2003 at 34.7%. During fiscal 2003 the company had an effective income tax rate of 34.7% compared to a 32.0% rate in fiscal 2002. The increase in rate was primarily related to the ability to use certain capital losses to partially offset capital gains in fiscal 2002 due to divested businesses partially offset by the effect of the Extraterritorial Income Regime.

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and capital gains during the periods in which those temporary differences become deductible. Management considers projected future taxable income, the character of such income and tax planning strategies in making this assessment. The Company had Federal taxable income of approximately $23.2 million in fiscal 2004, $24.1 million in fiscal 2003 and $28.8 million in fiscal 2002. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the remaining deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The following (unaudited) pro forma consolidated income statements have been prepared in accordance with SFAS No. 141 "Business Combinations" as if the acquisition of Invivo had occurred on May 27, 2002. In connection with the acquisition the below includes $2.5 of acquisition related costs. The table below includes certain costs that would not have been incurred by either company had the acquisition not occurred:

                                   Fiscal Year Ended
                            -------------------------------
                              May 30,              May 25,
                                2004                2003
                            ----------          -----------

Net sales                   $  209,518          $   200,745
                            ==========          ===========

Net income                  $   17,367          $     9,108
                            ==========          ===========

Earnings per share:
  Basic                     $     1.04          $      0.55
                            ==========          ===========
  Diluted                   $     1.02          $      0.54
                            ==========          ===========

In the following (unaudited) pro forma consolidated income statements, net income for the fiscal year ended May 25, 2003 has been adjusted by $6.7 million, net of tax for investment banking, legal, other professional fees, inventory impairment charge and the true-up of commissions incurred by Invivo and other costs incurred by both companies that would not have been incurred had the acquisition not occurred. By providing this information the Company is not implying acquisitions and the related costs are an infrequent event. However, the Company believes this information will provide the shareholders and potential investors with the appropriate information required for assessing the impact of this acquisition.

                                   Fiscal Year Ended
                            -------------------------------
                              May 30,              May 25,
                                2004                2003
                            ----------          -----------

Net sales                   $  209,518          $   200,745
                            ==========          ===========
Net income                  $   17,367          $    15,779
                            ==========          ===========

Earnings per share:
  Basic                     $     1.04          $      0.96
                            ==========          ===========
  Diluted                   $     1.02          $      0.93
                            ==========          ===========

The above pro forma results do not include any anticipated revenue synergies.

         Looking forward, during fiscal 2005, we expect sales to increase significantly, primarily from the MRI and Instrumentation segments as well as including a full year of Medical Devices segment sales. A portion of this growth is expected to come from sales related to high field (3.0T) and open magnet systems as well as increased market penetration by IGC-Medical Advances and newly acquired MRID for RF Coil sales and a continuing improvement of market conditions in the Instrumentation segment. We expect our investment in SuperPower (Energy Technology segment) to remain at about fiscal 2004 levels. Sales from the Energy Technology segment are expected to increase during fiscal 2005. We expect to make advances towards the first functional superconducting cable on a commercial grid. Additionally we expect to make further progress towards developing products for external market commercialization. The Company will continue to seek partners with enhancing technology to participate in our projects in order to share both costs and technology, as demonstrated in the Cable Project.

         Additionally, in fiscal year 2005, we expect to begin to experience seasonality in our sales resulting from the amended contract with our largest OEM customer and by the acquisition of Invivo and MRID, both of which sell their products to end users in addition to the large MRI system integrators. We expect that the first quarter of each year, which includes slower summer months, will be the lightest because of buying patterns of our newly expanded customer base. The second quarter is expected to be substantially stronger, followed by a somewhat softer third quarter, which includes a number of globally observed holidays. The fourth quarter is generally expected to be the strongest of the year.

         During fiscal 2005, we expect our Selling, General and Administrative costs to increase reflecting the effect of the addition of the Medical Devices segment and increased market penetration by MRID for RF Coil sales. Internal Research and Development is expected to increase significantly resulting from the addition of a full year of expense from our Medical Devices Segment as well as decreased customer funding in our MRI and Energy Technology segments. Our products are continuously being developed in all segments. Typically, our customers are actively involved in the definition and development of these products. Additionally, the Company has an active cost cutting program in each of its divisions to increase earnings. These expectations are based on the following assumptions, among others:

         o  The market for MRI systems continues to grow;
         o  Order trends for MRI magnets continue to improve;
         o Instrumentation orders are not impacted by any downturn in the economy;
         o A continuation of the increased demand from the Pacific Rim for products of the Instrumentation segment;
         o Major OEM customers continue to purchase RF coils at increasing levels;
         o Customer acceptance of the new products being developed throughout the Company;

         o New products, existing products and upgrades to existing products achieve the level of growth and market acceptance expected;
         o Low cost competitors of our products are unable to gain a substantial share of the market;
         o Third party funding is available for Energy Technology to continue its research;
         o Partners are available to continue to help offset some of the unfunded costs related to this research;
         o The Company is able to locate and retain qualified people for various positions;
         o We are able to maintain gross margins through continued production cost reductions and manufacturing efficiencies;
         o The Company does not experience any interruption of supply of our critical materials used in all of our segments;
         o If such a disruption does occur we are able to find alternate sources expeditiously;
         o We are able to effectively compete with our competitors in the MRI, Medical Devices and Instrumentation segments in regards to pricing, product reliability, technical features, performance and service;
         o We are able to continue to submit and gain approval for products from the FDA under the section 510(k) of the code premarket notification process rather than the more time consuming and costly premarket approval process;
         o We are able to continue to operate under FDA approval in our manufacturing facilities requiring such approval; and
         o We are able to effectively integrate current and future acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         For the fiscal year ended May 30, 2004 the Company generated $19.4 million in cash from operations compared to $26.6 million in fiscal 2003. The most significant use came from inventory which increased $6.6 million compared to last year. This increase was primarily the result of the planned slow down of magnet shipments in the first quarter of fiscal 2004 associated with supply-chain management logistics with PMS. In addition, inventory purchases for the last four months of fiscal 2004 include Invivo.

         Investing activities required $152.4 million during fiscal 2004. This significant use of cash primarily resulted from our acquisition of Invivo effective January 27, 2004 which included the following payments:


                              (Dollars in thousands)
Cash paid:
       Outstanding common shares of Invivo (5,948,323 at $22.00/share)        $ 130,863
       Outstanding options of Invivo ($22.00/share net of exercise price)        20,141
       Transaction costs                                                          5,426
       Less cash acquired from Invivo                                            (6,208)
                                                                              ---------
                                                                              $ 150,222
                                                                              =========

Additional investing activities during the current period included plant, property and equipment purchases of $6.3 million. These purchases are for equipment used in production as well as internal research and product development. Partially offsetting this use of cash was the collection of the $4.0 million note receivable which was the final payment from the sale of IGC-AS to Outokumpu Advanced Superconductors, Inc. in fiscal year 2002, and proceeds from the sale of available for sale securities of $114,000. Investing activities during fiscal 2003 consisted of about $4.3 million of plant, property and equipment purchases partially offset by proceeds from the sale of available-for-sale securities of $1.4 million.

         Financing activities for the fiscal year ended May 30, 2004, generated $56.4 million which primarily comprised $67 million of proceeds received from long-term borrowings used to partially finance the acquisition of Invivo, combined with $1.3 million of costs incurred to obtain the debt financing less $11.1 million of principal payments made during the year. In addition, proceeds received from exercised options of $3.3 million were partially offset by $1.8 million of treasury stock. This is compared to the $8.7 million of cash used in the prior year which mainly consisted of $6.5 million of treasury stock purchases and $2.9 million of advances to employees under a shareholder approved executive stock purchase plan. These uses of cash were partially offset by $1.1 million of proceeds received from exercised options. For the twelve months ended May 30, 2004 the Company had a cash balance of $11.9 million, a decrease of about $76.6 million from the same period last year.

         See the consolidated statement of cash flows, located elsewhere in this report, for further details on sources and uses of cash.

         Our capital and resource commitments at July 23, 2004 consisted of capital equipment commitments of $809,000. As of May 30, 2004, our total contractual obligations for the next five fiscal years are as follows:



(Dollars in thousands)                                                     Fiscal Year
                                                -----------------------------------------------------------------
                                                   2005          2006          2007         2008          2009
                                                   ----          ----          ----         ----          ----

Non-cancelable operating lease commitments       $ 1,577       $ 1,307       $ 1,283       $ 1,297       $ 1,327
Purchase commitments                               1,917            --            --            --            --
Principal payments on long-term debt               4,171         8,252         5,426         6,363        36,800
                                                 -------       -------       -------       -------       -------
                                                 $ 7,665       $ 9,559       $ 6,709       $ 7,660       $38,127
                                                 =======       =======       =======       =======       =======


         On December 17, 2003, we entered into a Credit Facility with a group of commercial lenders under which we could borrow up to $100 million in the aggregate consisting of (i) up to $75 million in a five-year revolving credit facility and (ii) a $25 million five-year term loan facility. Effective May 18, 2004, we amended this credit facility with our existing group of commercial lenders to increase the revolving credit facility by $30 million and effectively increase the aggregate committed amount to a total $130 million. In conjunction with this increase, the Company is obligated to pay an upfront, non-refundable commitment fee ranging from .25% to .50% to each lender based on their pro-rata share of the revolver increase. These fees will be deferred and amortized using the straight-line method over the remaining life of the debt. The proceeds of this increase will be used for the pending acquisition of MRI Devices Corporation including costs associated with the acquisition. Both facilities have maturity dates five years from the effective date of these loans. Proceeds of this facility were used for the acquisition of Invivo Corporation including direct costs associated with the acquisition and this credit facility and to provide working capital for general corporate requirements of the Company. We incurred costs directly associated with obtaining the initial amount of the credit facility of $1.3 million which have been recorded as deferred financing costs and are being amortized straight-line over the life of the debt. This facility replaced our previous unsecured $50.0 million line of credit. As of May 30, 2004, $56.1 million was outstanding under this credit facility. See also Note D in the Company's notes to consolidated financial statements.

         We believe we have adequate resources to meet our needs for the short-term from our existing cash balances, our expected cash generation in fiscal 2005, and availability under our unsecured $130 million credit facility. In the longer-term, we may need to raise additional funds if we experience substantial increases in sales volume or unusually large research and development or capital expenditure requirements. Additional funds could also be required for pursuing new opportunities in the Energy Technology segment or in meeting business development opportunities through additional acquisitions. We would expect to be able to do so through additional lines of credit, public offerings or private placements of securities. However, in the event funds were not available from these sources, or on acceptable terms, we would expect to manage our growth within the financing available.

         Inflation has not had a material impact on our financial statements.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's discussion and analysis of its financial condition and results of operations are based on in part, the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect assets, liabilities, revenues, expenses and related disclosure of contingent liabilities.

         The Company recognizes revenue and profit on certain long-term development contracts based upon actual costs incurred plus earned profit when these costs are less than the milestone value and the milestone has been achieved or milestone value when the actual costs exceed the milestone value. On other long-term development contracts revenue is recognized upon actual costs and earned profit. Both of these types of contracts typically provide engineering services to achieve a specific scientific result relating to superconductivity. Some of these contracts require the Company to contribute to the development effort. The customers for these contracts are both commercial customers and various state and federal government agencies. When government agencies are providing revenue we do not expect the government to be a significant end user of the resulting products. Therefore, the Company does not reduce Internal Research and Development by the funding received. When it appears probable that estimated costs will exceed available funding, and the Company is not successful in securing additional funding, the Company records the estimated additional expense before it is incurred.

          In certain instances, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, on product that is complete and ready to ship for which our customer has requested a delay in delivery. In these cases, all the criteria for revenue recognition have been met including, but not limited to: the customer has a substantial business purpose, there is a fixed delivery date, title and risk of loss has transferred to our customer, the product is complete and ready for shipment, and the product has been segregated and is not available to be used to fill other orders. Upon notification from our customer the product is shipped to the stated destination. As of May 30, 2004, May 25, 2003 and May 26, 2002 these systems comprised approximately 0.0%, 2.7% and 1.1% of consolidated annual revenue, respectively.

         The Company maintains a reserve for inventory that may become damaged in the manufacturing process or technologically obsolete. If technology advances more rapidly than expected, manufacturing processes improve substantially or the market for our products declines substantially, adjustments to reserves may be required.

         Goodwill and other long-lived assets are reviewed for impairment whenever events such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. The Company performs a test for goodwill impairment annually during the second quarter of each fiscal year. The determination of whether these assets are impaired involves significant judgments based upon short and long-term projections of future performance. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances.

         The provision for warranty for potential defects with our manufactured products is based on historical experience for the period the product was under warranty during the fiscal year. In some cases, when historical warranty information is not available the Company estimates warranty costs based on spending related to the cost centers responsible for the warranty repair. The Company believes these reserves are adequate based on the evaluation criteria, procedures in place to control the manufacturing process and pre-testing of newly developed products to ensure their manufacturability prior to commercial introduction. If product quality declines, the Company may require additional provisions.

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

         The Company records an investment impairment charge on available-for-sale securities when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment. During fiscal year 2003 the Company sold all remaining shares of Ultralife Batteries Inc. During fiscal 2004 the Company sold KryoTech, Inc. securities which were written down to zero during fiscal 2003. This write down was in accordance with the belief that the impairment of these securities was other than temporary. As of May 30, 2004 the Company no longer holds any available for sale securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

         The Company's exposure to market risk through derivative financial instruments and other financial instruments, such as investments in short-term marketable securities and long-term debt, is not material. The financial instruments of the Company that are interest rate dependent are an unsecured line of credit and a mortgage payable. The Company manages interest rates through various methods within contracts. On its mortgage payable, the Company negotiated an "interest rate swap" agreement that, in effect, fixes the rate at 6.88%. With respect to its unsecured line of credit, the Company may elect to apply interest rates to borrowings under the line which relate to either the London Interbank Offered Rate or prime, whichever is most favorable. In addition, the Company entered into an "interest rate swap" agreement with a commercial lender that in effect fixes the rate at 2.95%. (See Note D and Note O of the Notes to Consolidated Financial Statements included in response to Item 8 for more details regarding these instruments.) The Company's objective in managing its exposure to changes in interest rates is to limit the impact of changing rates on earnings and cash flow and to lower its borrowing costs. Additionally, the Company makes certain estimates about inventory value, collectability of accounts receivable, warranty expense and market acceptance of new product under development. We use factors such as probability of use, ability of a customer to pay, historical experience of product repair and customer need and or acceptance of new products in making the associated estimates. These estimates are believed to be reasonable and based on information available at the time the estimate is made.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

ITEM 9A.   CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date in providing a reasonable level of assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed summarized and reported within the time periods in Securities and Exchange Commission rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

         There were no changes in our internal control over financial reporting that occurred during the quarter ended May 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are not required at this time to provide the information specified in Item 308(a) and (b) of the SEC's Regulation S-K regarding an annual report by management on our internal control over financial reporting or an attestation report by our independent accountants with regard thereto.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors called for by Item 10 of Form 10-K will be set forth under the heading "Election of Directors" in the Company's definitive proxy statement relating to the 2004 Annual Meeting of Shareholders (the "Proxy Statement"), and is hereby incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information with respect to principal accounting fees and services to be contained under the heading "Fees Paid To Auditors" in our Proxy Statement is hereby incorporated by reference.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (A) FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

Attached hereto and filed as part of this report are the financial statements, schedule and the exhibits listed below.

1.        FINANCIAL STATEMENTS

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets as of May 30, 2004 and May 25, 2003

         Consolidated Income Statements for fiscal years ended May 30, 2004, May 25, 2003 and May 26, 2002

         Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) for fiscal years ended May 30, 2004, May 25, 2003 and May 26, 2002

         Consolidated Statements of Cash Flows for the fiscal years ended May 30, 2004, May 25, 2003 and May 26, 2002

         Notes to Consolidated Financial Statements

2.       FINANCIAL STATEMENT SCHEDULE

         II       Valuation and Qualifying Accounts

         All other schedules are not required or are inapplicable and, therefore, have been omitted.

3.       EXHIBITS

Plan of Acquisition, reorganization, arrangement, liquidation or succession

         2.1 Agreement and Plan of Merger among Intermagnetics General Corporation, Magic Subsidiary Corporation (as buyer) and Invivo Corporation, dated December 17, 2003 (12) (Exhibit 99.2)

         2.2 Plan of Merger and Reorganization among Intermagnetics General Corporation, Sunshine Merger Sub, Inc. (as buyer), MRI Devices Corporation and Jeffrey Fitzsimmons and Brent Berthy, collectively in their capacity as the Shareholders' Representative, dated May 17, 2004 (13) (Exhibit 2.1)

         2.3 Purchase Agreement dated October 4, 2001 between Intermagnetics General Corporation as Seller and Outokumpu Copper Products Oy and Outokumpu Advanced Superconductors Inc. as Buyer (3) (Exhibit 2.1)

Articles of Incorporation and By-laws

         3.1      Restated Certificate of Incorporation (1) (Exhibit 3)

         3.2      By-laws, as amended (2) (Exhibit 3.1)

Instruments defining the rights of security holders, including indentures

         4.1      Form of Common Stock certificate (8) (Exhibit 4.1)

         4.2 Credit Agreement for $100 million dated December 17, 2003 among Intermagnetics General Corporation and its domestic subsidiaries (borrower) with Wachovia Bank, N.A. (administrative agent), JPMorgan Chase Bank (syndication agent) and KeyBank, N.A. (documentation agent) (10) (Exhibit 10.1)

Material Contracts


+        10.1     Employment Agreement dated July 23, 2002 between
                  Intermagnetics General Corporation and Glenn H. Epstein (8)
                  (Exhibit 10.1)

+        10.2     Employment Agreement dated October 19, 2001 between
                  Intermagnetics General Corporation and Philip J. Pellegrino
                  (8) (Exhibit 10.2)

+        10.3     1990 Stock Option Plan (4) (Appendix A)

#        10.4     Amended and Restated Agreements first dated April 29, 1999 between Philips Medical Systems Nederlands B.V. and
                  Intermagnetics General Corporation for sales of magnet systems

+        10.5     Employment Agreement dated April 20, 1998 between
                  Intermagnetics General Corporation and Carl H. Rosner (11)
                  (Exhibit 10.1)

+        10.6     Enhanced Benefit Plan (2) (Exhibit 10.10)

+        10.7     Executive Stock Purchase Plan (2) (Exhibit 10.11)

         10.8 Patent License Agreement dated June 30, 2000 between Intermagnetics General Corporation and Lucent Technologies GRL Corporation (6) (Exhibit 10.2)

+        10.9     2000 Stock Option and Stock Award Plan (7) (Appendix A)

+        10.10    Restricted Stock Unit Agreement between Intermagnetics General
                  Corporation and Glenn H. Epstein (9) (Exhibit 10.11)

+        10.11    Restricted Stock Unit Agreement between Intermagnetics General
                  Corporation and Leo Blecher (11) (Exhibit 10.12)

+        10.12    Restricted Stock Unit Agreement between Intermagnetics General
                  Corporation and Michael K. Burke (11) (Exhibit 10.13)

+        10.13    Restricted Stock Unit Agreement between Intermagnetics General
                  Corporation and Philip J. Pellegrino (11) (Exhibit 10.14)

+        10.14    Restricted Stock Unit Agreement between Intermagnetics General
                  Corporation and David E. Thielman (11) (Exhibit 10.15)


+        10.15    SuperPower Inc. Equity Compensation Plan (11) (Exhibit 10.16)

+        10.16    2003 Director Compensation Plan (11) (Exhibit 10.17)

*+       10.17    Restricted Stock Unit Agreement between Intermagnetics General
                  Corporation and Thomas J. O'Brien


Subsidiaries of the registrant

*        21       Subsidiaries of the Company

Consents of experts and counsel

*        23       Consent of PricewaterhouseCoopers LLP with respect to the
                  Registration Statements Numbers 2-80041, 2-94701, 33-2517,
                  33-12762, 33-12763, 33-38145, 33-44693, 33-50598, 33-55092,
                  33-72160, 333-10553, 333-42163, 333-75269 and 333-64822 on
                  Form S-8.

Certifications of Chief Executive Officer and Chief Financial Officer

*        99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as added by Section 906 of the Sarbanes-Oxley
                  Act of 2002.

*        99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
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

         (10) Exhibit incorporated herein by reference to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended November 23, 2003.

         (11) Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 25, 2003.

         (12) Exhibit incorporated herein by reference to the Current Report on Form 8-K filed by the Company on December 18, 2003.

         (13) Exhibit incorporated herein by reference to the Current Report on Form 8-K filed by the Company on May 18, 2004.

* Filed with the Annual Report on Form 10-K for the fiscal year ended May 30, 2004.

#        To be filed by amendment.

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

         (B)      REPORTS ON FORM 8-K

         On May 18, 2004, we filed a report on Form 8-K containing (a) the Plan of Merger and Reorganization dated May 17, 2004 with respect to the purchase of all of the outstanding shares of MRI Devices Corporation, and (b) a press release announcing the definitive agreement to acquire all of the outstanding shares of MRI Devices Corporation.

         On April 28, 2004, we furnished a report on Form 8-K under Item 9 announcing plans to consolidate the manufacturing operations of Invivo Corporation into one location in Orlando, Florida.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERMAGNETICS GENERAL CORPORATION


Date: August 13, 2004
                                            By: /s/ Glenn H. Epstein
                                                --------------------------------
                                            Glenn H. Epstein
                                            Chairman and Chief Executive Officer


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


Name                                        Capacity                                    Date
----                                        --------                                    ----
/s/ Glenn H. Epstein                        Chairman and                            August 13, 2004
---------------------------------           Chief Executive Officer
   Glenn H. Epstein                         (principal executive
                                            officer)

/s/ Michael K. Burke                        Executive Vice President and            August 13, 2004
---------------------------------           Chief Financial
   Michael K. Burke                         Officer (principal financial
                                            and accounting officer)

/s/ John M. Albertine                       Director                                August 13, 2004
---------------------------------
   John M. Albertine

/s/ Larry G. Garberding                     Director                                August 13, 2004
---------------------------------
   Larry G. Garberding

/s/ Michael E. Hoffman                      Director                                August 13, 2004
---------------------------------
   Michael E. Hoffman

/s/ James S. Hyde                           Director                                August 13, 2004
---------------------------------
   James S. Hyde

/s/ Thomas L. Kempner                       Director                                August 13, 2004
---------------------------------
  Thomas L. Kempner

/s/ Sheldon Weinig                          Director                                August 13, 2004
---------------------------------
  Sheldon Weinig


                             1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To Board of Directors and Stockholders
of Intermagnetics General Corporation:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Intermagnetics General Corporation and its subsidiaries at May 30, 2004 and May 25, 2003, and the results of their operations and their cash flows for each of the three years in the period ended May 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/S/ PRICEWATERHOUSECOOPERS LLP

Albany, NY
July 16, 2004

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)


                                                             May 30,     May 25,
                                                              2004        2003
                                                            --------    --------
ASSETS

  Cash and cash equivalents                                 $ 11,868    $ 88,514
  Trade accounts receivable, less allowance
    (May 30, 2004 - $849; May 25, 2003 - $223)                41,218      23,864
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                            127         188
  Inventories:
    Consigned products                                         1,822         339
    Finished products                                          2,969         589
    Work in process                                            8,291       6,002
    Materials and supplies                                    13,955       7,280
                                                            --------    --------
                                                              27,037      14,210
  Deferred income taxes                                        4,333         619
  Note receivable                                                 64       3,959
  Prepaid expenses and other                                   4,544       2,756
  Income tax receivable                                        4,285        --
                                                            --------    --------
    TOTAL CURRENT ASSETS                                      93,476     134,110

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                        1,628       1,128
  Buildings and improvements                                  14,972      12,172
  Machinery and equipment                                     48,692      38,461
  Leasehold improvements                                       4,425       3,785
                                                            --------    --------
                                                              69,717      55,546
  Less accumulated depreciation and amortization              32,981      27,160
                                                            --------    --------
                                                              36,736      28,386

INTANGIBLE AND OTHER ASSETS
  Goodwill                                                   118,816      13,750
  Other intangibles, less accumulated amortization
     (May 30, 2004 - $10,605; May 25, 2003 - $7,460)          32,491       6,928
  Derivative asset                                               253
  Other assets                                                 3,163       1,881
                                                            --------    --------

    TOTAL ASSETS                                            $284,935    $185,055
                                                            ========    ========


INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

                                                               May 30,      May 25,
                                                                2004         2003
                                                             ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                          $   4,171    $     284
  Accounts payable                                              10,242        9,276
  Salaries, wages and related items                             10,799        7,698
  Customer advances and deposits                                 1,302          544
  Product warranty reserve                                       3,189        1,466
  Accrued income taxes                                            --            821
  Other liabilities and accrued expenses                        11,753        4,156
                                                             ---------    ---------
    TOTAL CURRENT  LIABILITIES                                  41,456       24,245

LONG-TERM DEBT, less current portion                            57,635        4,384
DEFERRED INCOME TAXES                                           10,050        1,453
DERIVATIVE LIABILITY                                               225          469

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      May 30, 2004 - 18,051,209 shares;
      May 25, 2003 - 17,538,762 shares                           1,805        1,754
  Additional paid-in capital                                   146,223      138,974
  Notes receivable from employees                               (3,421)      (3,725)
  Retained earnings                                             45,776       30,916
  Accumulated other comprehensive loss                            (134)        (514)
                                                             ---------    ---------
                                                               190,249      167,405
  Less cost of Common Stock in treasury
    May 30, 2004 - 1,192,878 shares;
    May 25, 2003 - 1,112,597 shares                            (14,680)     (12,901)
                                                             ---------    ---------
                                                               175,569      154,504
                                                             ---------    ---------


    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 284,935    $ 185,055
                                                             =========    =========



See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

                                                         Fiscal Year Ended
                                               -----------------------------------
                                                May 30,       May 25,      May 26,
                                                 2004          2003         2002
                                               ---------    ---------    ---------

Net sales                                      $ 164,447    $ 147,405    $ 153,294

Cost of products sold                             95,662       90,018       91,393
                                               ---------    ---------    ---------

Gross margin                                      68,785       57,387       61,901

Product research and development                  12,940       12,490       14,855
Selling, general and administrative               29,021       19,076       24,883
Stock based compensation                             575          563          539
Amortization of intangible assets                  3,145        1,841        1,979
                                               ---------    ---------    ---------
                                                  45,681       33,970       42,256
                                               ---------    ---------    ---------

Operating income                                  23,104       23,417       19,645
Interest and other income                            790        1,491        1,957
Interest and other expense                        (1,252)        (493)        (652)
Gain (loss) on available-for-sale securities         114       (2,108)         230
Gain on litigation settlement                                     537
Gain on sale of division                                                    15,385
Write down of investments                                                   (6,290)
                                               ---------    ---------    ---------
Income before income taxes                        22,756       22,844       30,275
Provision for income taxes                         7,896        7,927        9,686
                                               ---------    ---------    ---------

NET INCOME                                     $  14,860    $  14,917    $  20,589
                                               =========    =========    =========

Net Income per Common Share:
  Basic                                        $    0.89    $    0.90    $    1.26
                                               =========    =========    =========
  Diluted                                      $    0.87    $    0.88    $    1.19
                                               =========    =========    =========



See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                          Fiscal Year Ended
                                                                                 -----------------------------------
                                                                                  May 30,      May 25,      May 26,
                                                                                   2004         2003         2002
                                                                                 ---------    ---------    ---------
OPERATING ACTIVITIES
Net income                                                                       $  14,860    $  14,917    $  20,589
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                    8,225        6,017        5,803
    Gain on sale of division                                                                                 (15,385)
    Write down of investments                                                                                  6,290
    Provision for deferred taxes                                                     2,455        2,345         (532)
    Stock based compensation                                                           575          563          539
    Loss on sale and disposal of assets                                                 82           60          173
    Realized (gain) loss on available-for-sale securities                             (114)       2,108         (230)
    Change in discount on note receivable                                              (41)         (98)         (57)
    Amortization of debt issuance costs                                                 88
    Change in operating assets and liabilities:
       Increase in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                    (3,908)      (3,012)      (1,583)
      (Increase) decrease in inventories and prepaid expenses and other assets      (1,961)       4,656       (1,688)
       Increase (decrease) in accounts payable and accrued expenses                   (884)        (963)         731
                                                                                 ---------    ---------    ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                        19,377       26,593       14,650

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                          (6,277)      (4,312)     (11,598)
Collection of note receivable                                                        4,000
Purchase of Invivo, net of cash acquired                                          (150,222)
Investment in patent rights                                                            (28)
Proceeds from sale of available-for-sale securities                                    114        1,363        1,300
Proceeds from sale of property, plant and equipment                                     38           17
Proceeds from sale of division                                                                                39,002
                                                                                 ---------    ---------    ---------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                           (152,375)      (2,932)      28,704

FINANCING ACTIVITIES
Proceeds from sale of Common Stock, including exercise of stock options              3,307        1,050        4,328
Proceeds from (advances to) employees - Executive Stock Purchase Plan                  304       (2,926)         702
Purchase of Treasury Stock                                                          (1,779)      (6,521)
Payment to obtain debt financing                                                    (1,325)
Proceeds from long term borrowings                                                  67,000
Principal payments on note payable and long-term debt                              (11,147)        (267)      (2,445)
                                                                                 ---------    ---------    ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             56,360       (8,664)       2,585

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (8)                      (97)
                                                                                 ---------    ---------    ---------

(DECREASES) INCREASE IN CASH AND CASH EQUIVALENTS                                  (76,646)      14,997       45,842

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    88,514       73,517       27,675
                                                                                 ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  11,868    $  88,514    $  73,517
                                                                                 =========    =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
Exchange of Common Stock in partial payment of exercise price on options                      $     328    $     231
                                                                                              =========    =========
Tax benefit from exercise of stock options                                       $   3,493    $     126    $   3,690
                                                                                 =========    =========    =========

See notes to consolidated financial statements.


INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
Fiscal Years Ended May 30, 2004, May 25, 2003 and May 26, 2002
(Dollars in Thousands)


                                                                                  Accumulated                 Notes
                                                          Additional  Retained       Other                  Receivable
                                                 Common    Paid-in    (Deficit)  Comprehensive  Treasury       from    Comprehensive
                                                 Stock     Capital    Earnings   Income (Loss)    Stock     Employees  Income (Loss)
                                               ---------- ---------- ---------- --------------  ---------   ---------- -------------


BALANCES AT MAY 27, 2001                           $1,671  $ 127,305   $ (4,590)    $  (2,047)   $ (5,821)    $ (1,501)

Comprehensive income:
  Net income                                                             20,589                                         $    20,589
  Reclassification adjustments - write down
       of investments                                                                   1,583                                 1,583
  Reclassification adjustments - available
       for sale securities                                                               (311)                                 (311)
  Reclassification adjustments - foreign
       currency translation                                                             1,051                                 1,051
  Unrealized loss on available for sale
       securities, net                                                                   (750)                                 (750)
  Unrealized gain on foreign currency
       translation                                                                       (164)                                 (164)
  Transitional adjustment - on derivatives                                               (128)                                 (128)
  Loss on derivative                                                                     (140)                                 (140)
                                                                                                                        -----------
    Total comprehensive income                                                                                          $    21,730
                                                                                                                        ===========
Net repayments                                                                                                     702
Tax benefit from exercise of stock options                     3,690
Stock based compensation                                       1,928
Issurance of 639,583 shares of Common Stock,
  including exercise of stock options and
  sale of 7,673 shares to IGC Savings Trust            62      4,285
Treasury stock, upon exercise of stock options                   231                                 (231)
Stock dividend adjustment of (121) shares
  and payments for fractional shares                             (20)
                                               ---------- ---------- ---------- -------------   ---------     --------
BALANCES AT MAY 26, 2002                            1,733    137,419     15,999          (906)     (6,052)        (799)

Comprehensive income:
  Net income                                                             14,917                                              14,917
  Unrealized loss on available-for-sale
       securities, net of tax                                                              10                                    10
  Minimum pension liability adjustment                                                   (209)                                 (209)
  Reclassification adjustment -
       available-for-sale securities                                                      628                                   628
  Loss on derivative, net of tax benefit                                                  (37)                                  (37)
                                                                                                                        -----------
    Total comprehensive income                                                                                          $    15,309
                                                                                                                        ===========
Tax benefit from exercise of stock options                       126
Loans to employees for purchase of common stock                                                                 (2,926)
Issuance of 205,303 shares of Common Stock,
    rewarded to exercises of stock options             21      1,101
Treasury stock, upon exercise of stock options                   328                                 (328)
Treasury stock purchase                                                                            (6,521)
                                               ---------- ---------- ---------- -------------   ---------     --------
BALANCES AT MAY 25, 2003                            1,754    138,974     30,916          (514)    (12,901)      (3,725)

Comprehensive income:
  Net income                                                             14,860                                              14,860
  Gain on derivatives, net of tax benefit                                                 323                                   323
  Minimum pension liability adjustment                                                     65                                    65
  Unrealized loss on foreign currency
       translation                                                                         (8)                                   (8)
                                                                                                                        -----------
    Total comprehensive income                                                                                          $    15,240
                                                                                                                        ===========
Issuance of 512,447 shares of Common Stock,
  related to exercises of stock options and
  stock based compensation                             51      3,756
Repayments of notes receivable                                                                                     304
Tax benefit from exercise of stock options                     3,493
Treasury stock purchase                                                                               (60)
Treasury stock, upon exercise of stock options                                                     (1,719)

                                               ---------- ---------- ---------- -------------   ---------     --------
BALANCES AT MAY 30, 2004                           $1,805  $ 146,223   $ 45,776        $ (134)   $(14,680)    $ (3,421)
                                               ========== ========== ========== =============   =========     ========






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

The Company operates on a 52/53 week fiscal year ending the last Sunday during the month of May. Fiscal 2004 had 53 weeks, fiscal 2003 and 2002 had 52 weeks.

CASH EQUIVALENTS:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

REVENUE RECOGNITION:

Sales are recognized as of the date of shipment or upon customer acceptance, after the product has been tested.

In certain instances, the Company records revenue in accordance with Staff Accounting Bulletin No. 101 as amended by Staff Accounting Bulletin No. 104, on products that are complete and ready to ship for which our customer has requested a delay in delivery. In these instances, all of the criteria for revenue recognition have been met, including, but not limited to: the delay is requested by the customer for a substantial business purpose, there is a fixed delivery date, title and risk of loss have transferred to our customer, the product is complete and ready for shipment, and the product has been segregated and is not available to be used to fill other orders. Upon notification from our customer the product is shipped to the stated destination. As of May 30, 2004, May 25, 2003 and May 26, 2002 these products comprised approximately 0.0%, 2.7% and 1.1% of consolidated annual revenue respectively.

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

The Company accrues for possible future claims arising under terms of various warranties (one to three years) made in connection with the sale of products. Warranty expense for fiscal 2004, 2003 and 2002, was $1,508,000, $1,123,000 and
$677,000, respectively. The following table represents the activity in product warranty reserve:




                                            Fiscal Year        Fiscal Year
(Dollars in thousands)                          2004               2003
                                              -------            -------

Balance at May 25, 2003                       $ 1,466            $ 1,326
    Reserves acquired from
      acquisition of Invivo Corp.               1,602               --
    Warranty expense                            1,514              1,117
    Cost of warranty performed                 (1,393)              (977)
                                              -------            -------

Balance at May 30, 2004                       $ 3,189            $ 1,466
                                              =======            =======

INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market value. At May 30, 2004 and May 25, 2003 the Company had reserves for excess and obsolete inventory of $2,853,000 and $1,272,000, respectively.

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

The cost of fully depreciated assets remaining in use is included in the respective asset and accumulated depreciation accounts. When items are sold or retired, related gains or losses are included in income. Depreciation expense for the fiscal years ended May 30, 2004, May 25, 2003, and May 26, 2002 was $5,080,000, $4,176,000 and $3,824,000 respectively.

INVESTMENTS:

Certain investments are categorized as available for sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available for sale securities are reported at fair value, with unrealized gains and losses included in shareholders' equity. Realized gains and losses and other than temporary losses for securities classified as available for sale are included in earnings and are determined using the specific identification method for determining the cost of securities sold. Effective during fiscal 2004, the Company sold its remaining AFS investment security which was written down to zero during fiscal 2002. (See footnote C.)

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

PRODUCT RESEARCH AND DEVELOPMENT

Product research and development costs which include, labor, materials, external contractor fees and applicable overhead allocations are charged to operations when incurred and are included in operating expenses.

STOCK-BASED COMPENSATION:

The intrinsic value method of accounting under the provisions of APB No. 25, "Accounting for Stock Issued to Employees", is used for stock-based compensation plans. Under the intrinsic value method, compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock.

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

COMPREHENSIVE INCOME:

Comprehensive income (loss) consists of net income, net unrealized gains (losses) on available-for-sale securities, foreign currency translation adjustments, minimum pension liability adjustments and gain (loss) on derivative activity and is presented in the consolidated statements of changes in shareholders' equity and comprehensive income (loss), net of tax.

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

NOTE B - ACQUISITIONS AND DISPOSITIONS

On January 27, 2004, the Company completed its purchase of Invivo Corp. ("Invivo"), a publicly traded company that designs, manufactures and markets patient monitoring systems that measure and display vital signs of patients in medical settings, particularly during magnetic resonance imaging procedures. The Company acquired 100% of the outstanding common stock of Invivo for a total purchase price of $159.2 million which includes professional fees and other acquisition costs. As a result of the acquisition, Invivo became a wholly-owned subsidiary of the Company and accordingly, Invivo's results of operations have been included in the Company's consolidated financial statements since the date of acquisition. Management believes that the acquisition of Invivo provides the Company with an enhanced platform for future growth, a substantially expanded sales team and customer base. The source of funds for the acquisition was a combination of the Company's available cash and borrowings totaling $67.0 million under its existing $100.0 million unsecured credit facility. The following represents the allocation of the total purchase price to the assets acquired and liabilities assumed:



                                                                          (Dollars in thousands)
                                                                          ----------------------

Consideration:
      Cash paid:
           Outstanding common shares of Invivo (5,948,323 at $22.00/share)      $ 130,863
           Outstanding options of Invivo ($22.00/share net of exercise price)      20,141
           Transaction costs                                                        5,426
      Accruals:
           Estimated remaining transaction costs                                    2,756
                                                                                ---------
           Total purchase price                                                 $ 159,186
                                                                                =========

Allocated to:
      Working capital, less inventory                                           $   9,179
      Inventory                                                                    12,418
      Other non-current assets                                                        282
      Deferred tax asset, net                                                      (2,428)
      Property and equipment                                                        7,273
      Long-term debt                                                               (1,284)
      Intangible assets:
           Trade name/Trademarks                                                   11,510
           Product trade names/trademarks                                           1,350
           Original equipment manufacturer customer (OEM) relationships             5,650
           Know-how and core technology                                             6,660
           Product technology and design                                            2,970
           Order backlog                                                              540
      Goodwill                                                                    105,066
                                                                                ---------
      Total                                                                     $ 159,186
                                                                                =========

The allocation of the purchase price is based on an estimate of the fair value of the assets acquired and liabilities assumed. The Company obtained an independent valuation from a nationally recognized valuation firm to assist in the allocation of the purchase price.

During the three month period ended May 30, 2004, the Company adjusted its initial valuation of the assets acquired and liabilities assumed. These changes resulted in an increase to goodwill of $2.3 million.

As of May 30, 2004, Invivo has manufacturing sites located in Arleta, California and Orlando, Florida. The Arleta manufacturing operation will be consolidated into the Orlando plant with the physical relocation expected to commence near the end of our first quarter of fiscal 2005. Management believes this consolidation will optimize the complimentary capabilities of what were two separate companies (Invivo Corporation acquired Medical Data Electronics, Inc. in April of 2003 to form InvivoMDE). The costs associated with ceasing manufacturing operations in Arleta and the relocation and start-up in Orlando will be expensed as incurred. The company expects to complete the consolidation by the end of the calendar year.

The following (unaudited) pro forma consolidated income statements have been prepared in accordance with SFAS No. 141 "Business Combinations" as if the acquisition of Invivo had occurred on May 27, 2002. The table below includes $2.5 of acquisition related costs that would not have been incurred by either company had the acquisition not occurred:


                                    Fiscal Year Ended
                                -------------------------
                                  May 30,       May 25,
                                    2004          2003
                                -----------   -----------
Net sales                       $   209,518   $   200,745
                                ===========   ===========

Net income                      $    17,367   $     9,108
                                ===========   ===========

Earnings per share:
  Basic                         $      1.04   $      0.55
                                ===========   ===========
  Diluted                       $      1.02   $      0.54
                                ===========   ===========

On October 25, 2001, the Company sold substantially all of the assets of IGC-Advanced Superconductors (IGC-AS), a division that manufactured low temperature superconducting wire and tape. The sale was subject to a purchase agreement, dated October 4, 2001, between the Company and Outokumpu Copper Products Oy and Outokumpu Advanced Superconductors Inc. (together, the "Purchasers"). The purchase consideration was arrived at by arms length negotiation and consisted of $29.8 million in cash paid on October 25, 2001 and the recording of a note receivable of $4 million, due two years from the closing date. The net pretax gain from the sale was $15.4 million. The agreement also includes a six-year strategic supply arrangement under which the Company will purchase from Outokumpu a substantial portion of the LTS wire it requires internally, primarily for manufacturing superconducting magnet systems.

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

NOTE C - INVESTMENTS
AVAILABLE FOR SALE SECURITIES:

During fiscal 2004, the Company sold its 1,172,840 shares in KryoTech, Inc. a privately-held corporation for total proceeds and a gross realized gain of $114,000. The original investment which was acquired in 1998 at a cost of $4,750,000 was written down to zero during fiscal 2002 due to a decline in fair value, which, in the opinion of management was other than temporary.

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

During fiscal 2002, the Company sold its 1,354,785 shares in Powercold Corporation for total proceeds of $1,300,000 with a gross realized gain on the sale of $230,000. The gross realized gain was based on specific identification of such securities. In connection with the sale, a net unrealized holding gain of $311,000 has been reclassified from accumulated other comprehensive income.

NOTE D - LONG-TERM DEBT

Credit Facility:
On December 17, 2003, the Company entered into a Credit Facility with a group of commercial lenders under which the Company could borrow up to $100 million in the aggregate consisting of (i) up to $75 million in a five-year revolving credit facility and (ii) a $25 million five-year term loan facility. Both facilities have maturity dates five years from the effective date of these loans. Proceeds of this facility were used for the acquisition of Invivo Corporation including direct costs associated with the acquisition and this credit facility. This facility replaced the Company's existing unsecured $50.0 million line of credit.

On May 18, 2004 the Company amended its credit facility with its existing group of commercial lenders to effectively increase the aggregate revolving commitment amount by $30 million to $105 million. In conjunction with this increase, the Company is obligated to pay an upfront, non-refundable commitment fee ranging from 0.25% to 0.50% to each lender based on their pro-rata share of the revolver increase. These fees will be deferred and amortized using the straight-line method over the remaining life of the debt. The proceeds of this increase will be used for the acquisition of MRI Devices Corporation including costs associated with the acquisition. See also Footnote B.

The $25 million term loan is payable quarterly in scheduled amounts; 15% in years one and two, 20% in year three, and 25% in years four and five.

The Credit Facility contains a prepayment provision whereby certain amounts borrowed must be repaid upon the occurrence of certain specified events and conditions, including under certain circumstances issuance of any equity, proceeds from the issuance of any additional debt, certain asset sales, insurance proceeds and excess cash flows, subject to debt leverage ratios, as defined in the Credit Facility.

Borrowings under the facilities will bear interest, at the Company's option, at:
(x) the higher of Wachovia's prime commercial lending rate or the federal funds rate plus 0.50% per annum, plus the applicable margin rate based on the Company's leverage ratio (the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, "EBITDA") (the "Leverage Ratio") which for the first two full fiscal quarters following the closing of the Credit Agreement, will be 0.50% per annum; or (y) the applicable London Interbank Offered Rate ("LIBOR") plus the applicable LIBOR margin rate based on the Company's Leverage Ratio, which, for the first two full fiscal quarters following the closing of the Credit Agreement, will be 1.50% per annum. The Company has entered into an interest rate swap agreement to reduce the effect of changes in interest rates on its $25 million term loan. This agreement effectively changes the interest rate exposure to a fixed 2.95%. (See also Footnote O.)

In addition, the Company is obligated to pay a commitment fee on the unutilized portion of the Revolving Loan of 0.30% per annum. The Company incurred costs directly associated with obtaining this unsecured credit facility including underwriting, administrative and professional fees amounting to $1.3 million. These costs were deferred and are being amortized using the straight-line method over the life of the debt.

The agreement is unsecured and unconditionally guaranteed by each existing and subsequently acquired or organized domestic subsidiary of the Company. The Company must also comply with certain financial and operational covenants. The most restrictive financial covenants include various debt to EBITDA, tangible net worth and fixed charge coverage ratios as defined in the Credit Facility.

Mortgages Payable:
The mortgage payable relating to the Latham, NY facility bears interest at the rate of LIBOR (2.08% at May 30, 2004 and 1.22% at May 25, 2003) plus 0.9%, and is payable in monthly installments of $50,000, including principal and interest, through October 2005 with a final payment of $3,943,000 due in November 2005. The loan is collateralized by land and buildings and certain equipment located in Latham, NY acquired at a cost of approximately $10,800,000. The Company has entered into an interest rate swap agreement to reduce the effect of changes in interest rates on its mortgage. This agreement effectively changes the interest rate exposure to a fixed 6.88%. (See also Footnote O.)

Effective with the acquisition of Invivo on January 27, 2004, the Company assumed a term loan mortgage due in 2016. The term loan bears interest at LIBOR plus 2% and is secured by land and building located in Orlando, FL. As of May 30, 2004, $1.4 million was included in total long-term debt of which $113,000 was payable within one year.

As of May 30, 2004, the Company had the following long-term debt outstanding:


                                                                  As of
                                                          --------------------
(In thousands)                                            May 30,      May 25,
                                                           2004         2003
                                                          -------      -------
Long-Term Debt:
     Mortgages payable                                    $ 5,744      $ 4,668
     Term loan ($25 million)                               24,062         --
     Revolving line of credit ($105 million)               32,000         --
                                                          -------      -------
     Total long-term debt                                  61,806        4,668

     Less current maturities                                4,171          284
                                                          -------      -------

     Long-term debt excluding current maturities          $57,635      $ 4,384
                                                          =======      =======


As of May 30, 2004, the Company had $73 million available under its unsecured credit facility.

Aggregate maturities of long-term debt as of May 30, 2004 are as follows:


                 Fiscal year ending:
                      2005                          $  4,171
                      2006                             8,252
                      2007                             5,426
                      2008                             6,363
                      2009                            36,800
                      Thereafter                         794
                                                    --------
                                                    $ 61,806
                                                    ========

Interest paid for the years ended May 30, 2004, May 25, 2003, and May 26, 2002, amounted to $898,000 $410,000, and $479,000, respectively.


NOTE E - SHAREHOLDERS' EQUITY

During fiscal 2003 the Company established a stock option plan for SuperPower Inc., a wholly-owned subsidiary. The value of the options has been determined by an independent valuation consultant contracted by the Company. The plan has authorized 1,200,000 shares at a market value of $1.00 each, as of May 30, 2004, 1,200,000 options were issued. Options granted under the plan will have lives ranging from five to ten years and vest over periods ranging from one to five years.

The company has established three stock option plans: the 1981 Stock Option Plan, the 1990 Stock Option Plan, and the 2000 Stock Option and Stock Award Plan. A total of 3,668,913 shares had been authorized for grant under the 1990 plan and 2,034,000 shares have been authorized under the 2000 Plan. All remaining grants under the 1981 Plan were exercised during the year ended May 28, 2000. Options granted under the 1990 and 2000 Stock Option and Stock Award Plans have lives ranging from three to ten years and vest over periods ranging from one to five years.

Option activity under these plans was as follows:



                                                                   Fiscal Year Ended
                                   --------------------------------------------------------------------------------
                                          May 30, 2004               May 25, 2003                May 26, 2002
                                   -------------------------  --------------------------  -------------------------

Outstanding, beginning of year         1,548,261    $14.361       1,781,515    $ 13.406       2,022,452    $ 9.325
Granted                                  137,000     26.280         124,188      18.799         448,546     25.272
Exercised                               (538,886)     8.323        (183,608)      5.738        (644,318)     8.808
Forfeited                                (35,728)    22.538        (173,834)     16.850         (45,165)    14.055
                                   --------------             --------------              --------------

Outstanding, end of year               1,110,647     18.498       1,548,261      14.361       1,781,515     13.406
                                   ==============             ==============              ==============

Exercisable, end of year                 628,197    $14.806         980,227    $ 10.393         801,366    $ 8.746
                                   ==============             ==============              ==============


                                                                         May 30, 2004
                                      ----------------------------------------------------------------------------------
                                              Options Outstanding                               Options Exercisable
                                      ---------------------------------------------------  -----------------------------
                                                          Weighted         Weighted                         Weighted
                                                          Average          Average                          Average
         Range of Option                 Number          Exercise         Remaining           Number        Exercise
         Exercise Prices               Outstanding         Price       Contractual Life     Exercisable      Price
                                      --------------  -----------------------------------  -----------------------------
         $5.7110 - $6.414                    24,635          $ 5.8124                3.9          22,533       $ 5.8052
         $6.4141 - $9.621                   303,898            7.5076                1.5         291,066         7.3714
         $9.6211 - $12.828                    7,881           10.5424                1.6           7,881        10.0119
        $12.8281 - $16.035                   10,202           13.6975                1.9           9,151        13.5557
        $16.0351 - $19.242                   96,018           16.9652                7.3          36,022        16.8754
        $19.2421 - $22.449                  137,185           20.4300                7.2          79,083        20.5551
        $22.4491 - $25.656                  293,246           23.8875                7.7         122,316        23.4264
        $25.6561 - $28.863                  218,086           26.9182                8.5          49,841        25.8356
        $28.8631 - $31.402                   19,496           30.2833                7.2          10,304        29.4445
                                      --------------  -----------------------------------  -----------------------------
                                          1,110,647         $ 18.4982                5.9         628,197      $ 14.8055
                                      ==============                                       ==============



In connection with the license of patent rights, in fiscal 2001 the Company issued warrants to purchase 105,060 shares of its Common Stock at a price of $18.98 per share. These warrants were valued at $1,097,000, which was capitalized as part of the cost of the patent rights and expire in 2007.

Following are the shares of Common Stock reserved for issuance and the related exercise prices for the outstanding stock options, restricted stock awards and outstanding warrants at May 30, 2004:


                                                           Number       Exercise Price
                                                         of Shares        Per Share
                                                       ---------------  ---------------
2000 Stock Option and Stock Award Plan:
    Restricted Stock Awards                                   842,866            $0.00
    Stock Options                                             740,541    $16.12-$31.40
1990 Stock Option Plan                                        370,106     $5.71-$26.10
Warrants                                                      105,060           $18.98
                                                       ---------------
Shares reserved for issuance                                2,058,573
                                                       ===============

The following pro forma net income and earnings per share information has been determined as if the Company had accounted for stock-based compensation awarded under its stock option plans using the fair value-based method.

(Dollars in Thousands, Except Per Share Amounts)

                                                                               Fiscal Year Ended
                                                                    --------------------------------------
                                                                      May 30,       May 25,       May 26,
                                                                       2004          2003          2002
                                                                    ----------    ----------    ----------
Net income (as reported)                                            $   14,860    $   14,917    $   20,589
  Add recorded non-cash stock compensation                                 375           368           367
  Less non-cash stock compensation under SFAS No. 123, net of tax       (2,345)       (2,211)       (2,329)
                                                                    ----------    ----------    ----------
Pro forma Net Income                                                $   12,890    $   13,074    $   18,627
Earnings per Common Share (as reported):
   Basic                                                            $     0.89    $     0.90    $     1.26
                                                                    ==========    ==========    ==========
   Diluted                                                          $     0.87    $     0.88    $     1.19
                                                                    ==========    ==========    ==========
Earnings per Common Share (pro forma):
   Basic                                                            $     0.77    $     0.79    $     1.14
                                                                    ==========    ==========    ==========
   Diluted                                                          $     0.76    $     0.77    $     1.08
                                                                    ==========    ==========    ==========


The weighted average fair value of each option granted under the 1990 Stock Option Plan and the 2000 Stock Option and Award Plan during fiscal years 2004, 2003 and 2002 was $18.452, $12.565 and $15.647, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes Model with the following weighted average assumptions. The risk-free interest rates for fiscal years 2004, 2003 and 2002 were 4.7%, 3.0%, and 3.2%, respectively. The expected volatility of the market price of the Company's Common Stock for fiscal years 2004, 2003 and 2002 grants was 65.1%, 68.6% and 73.3%, respectively. The expected average term of the granted options for fiscal 2004, 2003 and 2002 was 7.9 years, 7.1 years and 5.1 years, respectively. There was no expected dividend yield for the options granted for fiscal years 2004, 2003 and 2002.

During the year ended May 30, 2004, the Company issued 17,334 shares of Common Stock at a fair market value of $25.12 per share as compensation to the Board of Directors. During the year ended May 25, 2003, the Company issued 19,248 shares of Common Stock at a fair market value of $19.00 per share as compensation to the Board of Directors. During the year ended May 26, 2002 the Company issued 15,756 shares of Common Stock at a fair market value of $26.26 per share as compensation to the Board of Directors.

Equity compensation plan information follows:


                                               EQUITY COMPENSATION PLAN INFORMATION

                                                                                                      Number of securities
                                                                                                    remaining available for
                                               Number of securities to be      Weighted-average      future issuance under
                                                issued upon exercise of      exercise price of     equity compensation plans
                                                  outstanding options,       outstanding options,    (excluding securities
                                                  warrants and rights.       warrants and rights.   reflected in column (a))
                                               ---------------------------   -------------------------------------------------
              Plan Category                               (a)                       (b)                       (c)
-------------------------------------------    ---------------------------   -------------------   ---------------------------

Equity compensation plans
     approved by shareholders.........                     1,966,573                 $ 10.949                       434,593

Equity compensation plans
     not approved by shareholders.....
                   New Hire Incentive Plan                    92,000                     none                          none



The New Hire Incentive Plan is designed to attract highly competent employees for key positions within the company. As such, this plan is not for general use but for selected critical positions. Therefore, no specific shares have been allocated for this purpose. Rather shares will be issued from the authorized shares of the Company's Common Stock and approved by the company's Board of Directors on a applicant by applicant basis.

NOTE F - RETIREMENT PLANS

The Company had a non-contributory, defined benefit plan covering approximately 50 bargaining unit employees at a subsidiary. Benefits under the plan were based on years of service and employees' career average compensation. The Company's funding policy was to contribute annually an amount sufficient to meet or exceed the minimum funding standard contained in the Internal Revenue Code. Contributions were intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future. As of November 30, 2000, the Company froze all pension benefits relating to this plan.

As of May 30, 2004 and May 25, 2003, the Company recorded a minimum pension liability for Bargaining Unit plan of $93,000 and $134,000, respectively. The following tables set forth the Bargaining Unit plan's funded status at May 30, 2004 and May 25, 2003:


(Dollars in Thousands)                                                          Bargaining Unit Plan
                                                                                  Fiscal Year Ended
                                                                      -------------------------------------
                                                                      May 30, 2004            May 25, 2003
                                                                      ---------------       ---------------
Change in benefit obligation during year:
  Benefit obligation at beginning of year                              $    802                 $    625
  Service cost                                                               --                       --
  Interest cost                                                              45                       39
  Benefit payments                                                          (32)                     (51)
  Administrative expenses                                                    --                       --
  Actuarial (gain) or loss                                                  (39)                     189
                                                                       --------                 --------
  Benefit obligation at end of year                                    $    776                 $    802
                                                                       ========                 ========

Change in plan assets during year:
  Fair value of plan assets at beginning of year                       $    667                 $    678
  Employer contributions                                                     --                       --
  Benefit payments                                                          (32)                     (51)
  Administrative expenses                                                    --                       --
  Actual return on plan assets                                               47                       40
                                                                       --------                 --------
  Fair value of plan assets at end of year                             $    682                 $    667
                                                                       ========                 ========

Reconciliation of funded status at end of year:
  Funded status                                                        $    (93)                $   (135)
  Unrecognized prior service cost                                          (133)                    (148)
  Unrecognized net (gain) or loss                                           287                      335
                                                                       --------                 --------
  Net amount recognized                                                $     61                 $     52
                                                                       ========                 ========

Amounts recognized in the Consolidated Balance Sheet at end of year:
  Prepaid benefit cost                                                 $     61                 $     52
  Accrued benefit liability, after recognition of additional
    minimum liability                                                      (154)                    (187)
  Accumulated other comprehensive income, due to
   change in additional minimum libility recognition                        154                      187

Net periodic benefit cost recognized for year:
  Service cost                                                         $     --                 $     --
  Interest cost                                                              45                       39
  Expected return on plan assets                                            (48)                     (47)
  Amortization of net transition obligation                                  --                       --
  Amortization of prior service cost                                        (15)                     (15)
  Amortization of net gain                                                   10                        7
                                                                       --------                 --------
  Net periodic benefit cost (income)                                   $     (8)                $    (16)
                                                                       ========                 ========

Weighted-average assumptions at end of year:
  Discount rate                                                            6.25%                    5.75%
  Expected long-term rate of return on plan assets                         7.50%                    8.00%


The Company also maintains an employee savings plan, covering substantially all employees, under Section 401(k) of the Internal Revenue Code. Under this plan, the Company makes a contribution for all employees and matches a portion of participants' contributions. Expenses under the plan during the fiscal years ended May 30, 2004, May 25, 2003 and May 26, 2002 aggregated $566,000, $523,000 and $633,000, respectively.

The Company also maintains supplemental retirement and disability plans for certain of its executive officers. These plans utilize life insurance contracts for funding purposes. Expenses under these plans were $21,000, $21,000 and $28,000 for the fiscal years ended May 30, 2004, May 25, 2003 and May 26, 2002, respectively. As of May 30, 2004 and May 25, 2003, the Company recorded a minimum pension liability for this plan of $51,000 and $75,000, respectively.

NOTE G - INCOME TAXES

The components of the provision for income taxes (benefit) are as follows:



                                                   Fiscal Year Ended
                                    -------------------------------------------
(Dollars in Thousands)             May 30, 2004     May 25, 2003   May 26, 2002
-------------------------------------------------------------------------------
Current
      Federal                            $ 6,674       $ 5,129         $ 9,303
      State                                  590           453             870
      Foreign                                  -             -              45
                                   -------------  ------------------------------
            Total current                  7,264         5,582          10,218
Deferred
      Federal                                573         2,126            (486)
      State                                   59           219             (46)
                                   -------------  ------------------------------
            Total deferred                   632         2,345            (532)
                                   -------------  ------------------------------
Provision for income taxes               $ 7,896       $ 7,927         $ 9,686
                                   -------------  ------------------------------


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:


                                                                    Fiscal Year Ended
                                                             -------------------------------
(Dollars in Thousands)                                        May 30, 2004     May 25, 2003
--------------------------------------------------------------------------------------------
Deferred tax assets:
      Inventory reserves                                          $ 1,554              $ 192
      Non-deductible accruals                                       1,443                 48
      Product warranty reserve                                      1,044                379
      Equity in net loss of unconsolidated affiliate                  --                 469
      Restructuring and other accruals                                292                 89
      Net operating losses and credit carryforwards                 4,798                --
                                                             ------------     --------------

            Total gross deferred tax assets                         9,131              1,177
      Less valuation allowance                                       (191)              (191)
                                                             ------------     --------------

            Deferred tax assets                                     8,940                986
Deferred tax liabilities:
      Depreciation and amortization differences                    (2,485)              (220)
      Intangibles                                                 (11,716)            (1,149)
      Other, net                                                     (456)              (451)
                                                             ------------     --------------

            Total gross deferred tax liabilities                  (14,657)            (1,820)
                                                             ------------     --------------

      Net deferred tax (liabilities) assets                      $ (5,717)            $ (834)
                                                             ============     ==============

The foregoing assets and liabilities are classified in the accompanying consolidated balance sheets as follows:



                                                                    Fiscal Year Ended
                                                             -------------------------------
(Dollars in Thousands)                                        May 30, 2004     May 25, 2003
--------------------------------------------------------------------------------------------

Net current deferred tax assets                                   $ 4,333              $ 619
Net long-term deferred tax liabilities                            (10,050)            (1,453)
                                                             ------------     --------------
                                                                 $ (5,717)            $ (834)
                                                             ------------     --------------


There were no changes to the valuation allowance during fiscal 2004, 2003 or 2002

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and capital gains during the periods in which those temporary differences become deductible. Management considers projected future taxable income, the character of such income and tax planning strategies in making this assessment. The Company had Federal taxable income of approximately $23,200,000 in Fiscal 2004, $24,100,000 in Fiscal 2003 and $28,800,000 in Fiscal 2002. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of the remaining deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

At May 30, 2004, as a result of the acquisition of Invivo, the Company acquired net operating loss carryforwards of $10,240,000 which will expire through 2024. The Company also has federal credit carryforwards of $367,000 of which $107,000 will expire in 2022 and $260,000 which are not subject to expiration.

The reasons for the differences between the provision of income taxes (benefit) and the amount of income tax (benefit) determined by applying the applicable statutory Federal tax rate to income (loss) before income taxes are as follows:



                                                                                    Fiscal Year Ended
(Dollars in Thousands)                                               May 30, 2004      May 25, 2003      May 26, 2002
---------------------------------------------------------------------------------------------------------------------
Pretax income (loss) at statutory tax rate
      (34.7% for 2004, 34.6% for 2003, and 34.5% for 2002)             $  7,973          $  7,904          $ 10,446
State taxes, net of Federal benefit                                         383               443               548
Benefit of Extraterritorial Income exclusion                               (850)             (700)             (759)
Amortization of intangibles & other permanent adjustments                   136                36                73
Capital loss carryforward used                                             --                --              (1,120)
Change in valuation allowance                                              --                --                --
Other, net                                                                  254               244               498
                                                                       --------          --------          --------

Provision for income taxes                                             $  7,896          $  7,927          $  9,686
                                                                       ========          ========          ========

The company paid income taxes, net of cash refunds received of $4,735,000, $6,883,000 and $6,200,000 during the years ended May 30, 2004, May 25,2003 and
May 26, 2002 respectively.

NOTE H - PER SHARE INFORMATION

The following table provides calculations of basic and diluted earnings per share:

(Dollars in Thousands, Except Per Share Amounts)
                                                                       Fiscal Year Ended
                                                    ------------------------------------------------------
                                                     May 30, 2004        May 25, 2003        May 26, 2002
                                                    ---------------    ---------------    ----------------
Income available to
  Common shareholders                                      $ 14,860           $ 14,917            $ 20,589
                                                    ===============    ===============    ================

Weighted average shares                                  16,697,812         16,519,152          16,336,181

Dilutive potential Common
  Shares:
     Warrants                                                19,518                                 31,404
     Stock Options and Awards                               278,256            492,605             881,027
                                                    ---------------    ---------------    ----------------
Adjusted weighted average
  shares                                                 16,995,586         17,011,757          17,248,612

Net income (loss) per Common Share:
     Basic                                                   $ 0.89             $ 0.90              $ 1.26
                                                    ===============    ===============    ================
     Diluted                                                 $ 0.87             $ 0.88              $ 1.19
                                                    ===============    ===============    ================

As of May 30, 2004 the Company had 812,000 shares of restricted stock, net of forfeitures, outstanding to key employees. These shares are restricted units, which will convert into common stock only upon the achievement of compounded growth in the Company's pre-tax diluted earnings per share greater than eight percent over the next five fiscal years. The vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 15%, 20% and 65%, respectively. In the current year the stock is not considered dilutive, as the performance criteria has not been met. The Company will record expense for the restricted stock when management determines it will be probable that the performance targets will be met. At that time the expense will be recorded and treated as variable through the date that the restriction lapses. Additional shares of restricted stock may be granted to newly hired key employees.

As of May 30, 2004 the Company had granted 13,866 shares of restricted stock to the Board of Directors. These shares are vesting over a five year time frame at 10%, 10%, 10%, 10%, and 60%, respectively. For the fiscal year ended 2004, 2003 and 2002 the Company had recorded expense of $22,500, $7,500, and $0 respectively.

As of May 30, 2004 the Company had outstanding 17,000 shares of restricted stock to certain employees. These shares are vesting over time ranging from 1 to 3 years. For the fiscal year ended 2004, 2003, and 2002 the Company had recorded expense of $135,000, $88,000 and $32,000, respectively.

NOTE I - COMMITMENTS AND CONTINGENCIES

The Company leases certain manufacturing facilities and equipment under operating lease agreements expiring at various dates through October 2019. Certain of the leases provide for renewal options. Total rent expense was $1,518,000, $1,238,000 and $1,267,000 for the years ended May 30, 2004 May 25,
2003 and May 26, 2002, respectively.

Future minimum rental commitments, excluding renewal options, under the non-cancelable leases covering certain manufacturing facilities and equipment through the term of the leases are as follows:

         (Dollars in Thousands)
Fiscal year:
      2005                   $ 1,577
      2006                     1,307
      2007                     1,283
      2008                     1,297
      2009                     1,327
      Thereafter               5,960
                            --------
                            $ 12,751
                            ========

In addition to operating lease agreements, the Company also has a maintenance agreement for about $228,000 for a three year period ending December 2006, on its computer system.

At May 30, 2004, the Company's capital equipment commitments were approximately $1,917,000.

The Company is subject to certain claims and lawsuits arising in the normal course of business. In addition, the Company maintains a provision for potential environmental remediation for businesses disposed of during fiscal 2002. These provisions are based upon in part, the advice from environmental engineers that have visited the sites and understand the scope of the project, should a cleanup be required. These engineers are experienced in such matters and with the outcome of government rulings in similar circumstances. We have made our provision based on the estimate provided which did not include any range of loss. Therefore, we are unable to identify or estimate any additional loss that is reasonably possible. As of May 30, 2004 and May 25, 2003, the Company had liabilities for these environmental remediation, penalties and related costs of $1,853,000 and $1,874,000, respectively. The Company believes these provisions are adequate based on estimates from environmental engineers. If unexpected costs related to the environmental issues are incurred additional provisions will be needed.


NOTE J - SEGMENT AND RELATED INFORMATION

The Company operates in four reportable segments: Magnetic Resonance Imaging
(MRI), Medical Devices, Instrumentation, and Energy Technology. The MRI segment consists primarily of the manufacture and sale of magnets (by the IGC-Magnet Business Group) and radio frequency coils (by IGC-Medical Advances Inc.). Until October 25, 2001 this segment also included the manufacture and sale of low-temperature superconducting wire (by IGC-Advanced Superconductors, also known as IGC-AS). The Company sold substantially all of the assets of IGC-AS on October 25, 2001. The new formed Medical Devices segment includes the design, manufacture and sale of patient monitoring systems (by recently acquired Invivo Corp.). These products are used principally in the medical diagnostic imaging market. The Instrumentation segment consists of the manufacture and sale of refrigeration equipment (by IGC-Polycold Systems Inc.), used primarily in ultra-high vacuum applications, industrial coatings, analytical instrumentation, medical diagnostics and semiconductor processing and testing. This segment also included IGC-APD Cryogenics Inc., which manufactured and sold refrigeration equipment. The Company transferred the mixed-gas portion of IGC-APD to IGC-Polycold and sold the remaining IGC-APD business in a stock sale effective February 5, 2002. The Energy Technology segment, operated through SuperPower Inc., is developing second generation, high-temperature superconducting (HTS) materials that we expect to use in devices designed to enhance capacity, reliability and quality of transmission and distribution of electrical power.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                ---------------------------------------------------------------------------------
                                                                                  May 30, 2004
                                                ---------------------------------------------------------------------------------
                                                  Magnetic
                                                  Resonance        Medical                             Energy
                                                   Imaging         Devices       Instrumentation     Technology         Total
                                                --------------  ---------------  ----------------  ---------------  --------------

Net sales to external customers:
  Magnet systems & components                       $ 110,744                                                           $ 110,744
  Patient Monitors                                                   $  22,538                                             22,538
  Refrigeration equipment                                                               $ 24,707                           24,707
  Other                                                                                                   $ 6,458           6,458
                                                --------------  ---------------  ----------------  ---------------  --------------
          Total                                       110,744           22,538            24,707            6,458         164,447

Segment operating profit (loss)                        23,018            3,065             3,163           (6,164)         23,082

Total assets                                          234,048           31,687             9,421            9,779         284,935

Additions to plant, property and equipment              2,510              543               388            2,836           6,277

Depreciation and amortization expense               $   5,923        $     356          $    567          $ 1,379       $   8,225







                                                ----------------------------------------------------------------------------------
                                                                                  May 25, 2003
                                                ----------------------------------------------------------------------------------
                                                  Magnetic
                                                  Resonance        Medical                             Energy
                                                   Imaging         Devices       Instrumentation     Technology         Total
                                                --------------  ---------------  ----------------  ---------------  --------------
Net sales to external customers:
  Magnet systems & components                       $ 125,081                                                           $ 125,081
  Refrigeration equipment                                                               $ 20,564                           20,564
  Other                                                                                                   $ 1,760           1,760
                                                --------------  ---------------  ----------------  ---------------  --------------
          Total                                       125,081               --            20,564            1,760         147,405

Segment operating profit (loss)                        29,771                                587           (6,969)         23,389

Total assets                                          166,570                             10,125            8,360         185,055

Additions to plant, property and equipment              2,596                                743              973           4,312

Depreciation and amortization expense               $   4,560        $      --          $    483          $   974       $   6,017




                                                ----------------------------------------------------------------------------------
                                                                                  May 26, 2002
                                                ----------------------------------------------------------------------------------
                                                  Magnetic
                                                  Resonance         Medical                            Energy
                                                   Imaging          Devices      Instrumentation     Technology         Total
                                                --------------   --------------  ----------------  ---------------  --------------
Net sales to external customers:
  Magnet systems & components                           $ 120,738                                                       $ 120,738
  Refrigeration equipment                                                               $ 26,891                           26,891
  Other                                                  2,092                                            $ 3,573           5,665
                                                 -------------- --------------  ----------------  ---------------  --------------
          Total                                        122,830             --             26,891            3,573         153,294

Intersegment net sales                                                                     3,481                            3,481

Segment operating profit (loss)                         27,776                            (3,272)          (6,719)         17,785

Total assets                                           158,332                            10,128            8,765         177,225

Additions to plant, property and equipment               4,544                             3,391            3,663          11,598

Depreciation and amortization expense                  $ 4,522       $     --           $    568          $   713       $   5,803






                                                        May 30, 2004      May 25, 2003       May 26, 2002
                                                       ---------------   ----------------   ----------------
Reconciliation of income before income taxes:

Total operating profit from reportable segments              $ 23,082             23,389             17,785
Intercompany profit in ending inventory                            22                 28              1,860
                                                      ---------------   ----------------   ----------------
Net operating profit                                           23,104             23,417             19,645

Interest and other income                                         790              1,491              1,957
Interest and other expense                                     (1,252)              (493)              (652)
Gain on sale of division                                                                             15,385
Gain on litigation settlement                                                        537
Write down of investments                                                                            (6,290)
Gain (loss) on available for sale securities                      114             (2,108)               230
                                                      ---------------   ----------------   ----------------
Income before income taxes                                   $ 22,756           $ 22,844           $ 30,275
                                                      ===============   ================   ================


During fiscal 2004, 2003 and 2002, the Company had one customer with sales in excess of 10% of the Company's total net sales. Net sales to this customer during the last three fiscal years were as follows:



                                            Fiscal Year Ended
                               ------------------------------------------
                                May 30,          May 25,         May 26,
(Dollars in Thousands)           2004             2003            2002
                               --------         ---------       ---------

  Customer A                   $ 99,297         $ 116,310       $ 110,483
                               ========         =========       =========

Net sales by country, based on the location of the customer, for the last three fiscal years were as follows:

                                           Fiscal Year Ended
                               ------------------------------------------
                                May 30,          May 25,         May 26,
(Dollars in Thousands)           2004             2003            2002
                               --------         ---------       ---------


  United States                $ 48,588         $ 17,983        $ 26,042
  Netherlands                    95,539          111,915         107,891
  Other countries                20,320           17,507          19,361
                               --------         ---------       ---------

      Total                    $164,447         $ 147,405       $ 153,294
                               ========         =========       =========

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

Long-term debt: The carrying value of long-term debt, including current portion, was approximately $61,806,000 at May 30, 2004, while the estimated fair value was $61,806,000, based upon interest rates available to the Company for issuance of similar debt with similar terms and discounted cash flows for remaining maturities.


NOTE L - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) The accumulated balances for each classification of accumulated other comprehensive income (loss) is as follows:


                                                                                                              Accumulated
                                       Foreign        Available for                          Minimum             Other
                                      Currency        Sale Securities,     Derivative         Pension        Comprehensive
                                        Items           Net of Tax         Liability        Liability        Income (Loss)
                                    --------------   -----------------   ---------------   -------------   ------------------

Balances at May 27, 2001                (886)            (1,161)              --                 --             (2,047)

Current period change - 2002             886                523               (268)                              1,141
                                       -----            -------              -----            -------          -------

Balances at May 26, 2002                --                 (638)              (268)              --               (906)

Current period change - 2003            --                  638                (37)              (209)             392
                                       -----            -------              -----            -------          -------

Balances at May 25, 2003                --                 --                 (305)              (209)            (514)

Current period change - 2004              (8)              --                  323                 65              380
                                       -----            -------              -----            -------          -------

Balances at May 30, 2004               $  (8)           $  --                $  18            $  (144)         $  (134)
                                       =====            =======              =====            =======          =======


NOTE M - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for fiscal 2004 and 2003 are as follows:



(Dollars in Thousands, Except Per Share Amounts)
                                                                                                     Earnings Per:
                                                                                        -------------------------------------
                                 Net                Gross                 Net                Basic              Diluted
                                Sales               Margin               Income              Share               Share
                           -----------------   -----------------    -----------------   -----------------   -----------------
2004 Quarter Ended
      August 24, 2003          $ 22,269            $  8,485              $   262              $ 0.02              $ 0.02
      November 23, 2003        $ 39,894            $ 15,578              $ 4,410              $ 0.26              $ 0.26
      February 22, 2004        $ 43,133            $ 18,442              $ 4,281              $ 0.26              $ 0.25
      May 30, 2004             $ 59,151            $ 26,280              $ 5,907              $ 0.35              $ 0.34

2003 Quarter Ended
      August 25, 2002          $ 35,180            $ 13,600              $ 3,668              $ 0.22              $ 0.21
      November 24, 2002        $ 36,664            $ 14,143              $ 2,655              $ 0.16              $ 0.16
      February 23, 2003        $ 37,837            $ 14,631              $ 4,219              $ 0.26              $ 0.25
      May 25, 2003             $ 37,724            $ 15,013              $ 4,375              $ 0.26              $ 0.26



NOTE N - GOODWILL AND OTHER INTANGIBLE ASSETS

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


During fiscal 2004, the Company acquired Invivo Corp. In connection with the acquisition, approximately $105,066,000 was recorded as goodwill and $28,680,000 as definitive lived intangible assets that are amortized using the straight line method over their respective useful lives. (See also Footnote B)

The components of other intangibles are as follows:


(Dollars in Thousands)
                                                                 As of May 30, 2004
                                             ------------------------------------------------------------
                                                                                            Weighted
                                               Gross Carrying         Accumulated         Average Life
                                                   Amount             Amortization          in Years
                                             -------------------   -------------------   ----------------
Amortized intangible assets
       Production rights                         $ 8,750                $ 7,027                 5.5
       Patents                                     3,776                    986                18.0
       Unpatented technology                         930                    930                 5.0
       Trade names/trademarks                     12,470                    514                24.6
       Product name/trademark                      1,350                     32                14.0
       Know-how and core technology                6,660                    278                 8.0
       Product technology and design               2,970                    141                 7.0
       OEM customer relationships                  5,650                    157                12.0
       Order backlog                                 540                    540                 0.3
                                              ----------               --------             -------
                                                $ 43,096                 10,605                13.7
                                              ==========               ========



Aggregate amortization expense for the fiscal years ended May 30, 2004, May 25, 2003 and May 26, 2002 was $3,145,000, $1,841,000 and $1,979,000, respectively.

Estimated Amortization Expense:

For the year ending May 2005                $4,129
For the year ending May 2006                $2,671
For the year ending May 2007                $2,538
For the year ending May 2008                $2,538
For the year ending May 2009                $2,527


All intangibles are amortized on a straight line basis.

The changes in the carrying amount of goodwill between May 25, 2003 and May 30, 2004 are as follows:


                                                                           Magnetic Resonance
(In thousands)                                                               Imaging Segment
                                                                           ------------------
Goodwill as of May 25, 2003                                                    $  13,750
     Goodwill acquired on January 27, 2004 with the acquisition of
       Invivo Corp. (preliminary purchase price allocation)                      102,737
     Adjustments to preliminary purchase price allocation                          2,329
                                                                               ---------
Goodwill as of May 30, 2004                                                    $ 118,816
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

NOTE O - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective May 28, 2001. SFAS No. 133, as amended, requires that all derivative instruments be recognized on the balance sheet at their fair value and changes in fair value be recognized immediately in earnings, unless the derivatives qualify as hedges in accordance with the Standard. The change in fair value for those derivatives that qualify as hedges is recorded in shareholders' equity as other comprehensive income (loss).

The Company has entered into interest rate swap agreements to reduce the effect of changes in interest rates on its floating rate long-term debt. On May 30, 2004, the Company had outstanding interest rate swap agreements with a commercial bank, having a notional principal amount of approximately $4.4 million. Those agreements effectively change the Company's interest rate exposure on its mortgages due in 2005 to a fixed 6.88%. The interest rate swap agreement matures at the time the related notes mature. The fair value of this interest rate swap increased $243,000 to $(225,000) during the year ended May 30, 2004.

On February 5, 2004, the Company entered into an interest rate swap agreement with a commercial bank, having a current notional principle amount of $24.1 million. This agreement effectively hedges the Company's interest rate exposure on its $25 million term loan due on December 31, 2008 to a fixed rate of 2.95%. The interest rate swap agreement corresponds with the repayment terms of the term loan and matures on December 31, 2008. The fair value of this interest rate swap was $253,000 as of May 30, 2004.

The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties.

Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For the fiscal years ended May 30, 2004 and May 25, 2003, the Company recorded a net other comprehensive gain of $323,000 and a net other comprehensive loss of $37,000, respectively net of tax for the two interest rate swap agreements.

NOTE P - SUBSEQUENT EVENTS (UNAUDITED)

On July 16, 2004, the Company completed its purchase of MRI devices Corporation ("MRID"), a privately held company. MRID is a leading manufacturer of radio frequency (RF) coils for magnetic resonance imaging (MRI) systems. As a result of the acquisition, MRID became a wholly-owned subsidiary of the Company. The deal was structured as a cash and stock transaction which included a $45 million cash payment, a three-year $5 million promissory note and 1,624,654 shares of Company common stock with a value of $60,210,000 based on the closing price of the stock as of the acquisition date. Fifty percent of the stock is restricted from sale for two years and the other fifty percent for three years. The cash portion of the consideration was financed through the Company's credit facility that was recently amended to expand the aggregate committed amount by $30 million to $130 million. Management believes that, in addition to the financial benefits, the acquisition of MRID will provide an expanded high value add product portfolio that will serve the broader MRI market. In addition, this acquisition is expected to benefit from the world-class sales team that the Company assumed in its acquisition of Invivo Corp. effective January 27, 2004.

In July 2004, the Company's Board of Directors declared a three-for-two split on all outstanding shares of its common stock. The split, to be completed in the form of a fifty percent stock dividend, will be payable on August 17, 2004 to shareholders of record on July 23, 2004. The following table presents the effect of the three-for-two stock split on the consolidated balance sheet and earnings per share had it been effective as of and for the year ended May 30, 2004.

                                                                 Pro-Forma
(Dollars in thousands, except per share data)                   May 30, 2004
                                                                ------------
                                                                (Unaudited)
SHAREHOLDERS' EQUITY
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      May 30, 2004 - 27,076,814 shares                           $   2,708
  Additional paid-in capital                                       146,223
  Notes receivable from employees                                   (3,421)
  Retained earnings                                                 44,873
  Accumulated other comprehensive loss                                (134)
                                                                 ---------
                                                                   190,249
  Less cost of Common Stock in treasury
    May 30, 2004 - 1,192,878 shares;                               (14,680)
                                                                 ---------
    TOTAL SHAREHOLDERS' EQUITY                                   $ 175,569
                                                                 =========

                                                                 Fiscal Year
                                                                   Ended
                                                                May 30, 2004
                                                                ------------
Earnings per share:
   Basic                                                         $    0.59
                                                                 =========
   Diluted                                                       $    0.58
                                                                 =========

                                   2. SCHEDULE
                       INTERMAGNETICS GENERAL CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                          -------------------------
                                                                         Charged to
                                           Balance at     Charged to        Other                           Balance
                                          Beginning of    Costs and       Accounts-         Deductions-      at End
               DESCRIPTION                  Period         Expenses        Describe           Describe      of Period
-----------------------------------------------------------------------------------------------------------------------------

Year Ended May 30, 2004
Deducted from asset accounts:
  Allowance for doubtful accounts           $   223        $   160         $   788 (6)        $  (472)(2)    $   699

  Reserve for inventory obsolescence          1,272          1,622           3,020 (6)         (3,061)(4)      2,853

Included in liability accounts:
  Product warranty reserve                    1,466          1,514           1,602 (6)         (1,393)(1)      3,189

  Contract adjustment reserve (3)               136            254              --                 --            390


Year Ended May 25, 2003

Deducted from asset accounts:
  Allowance for doubtful accounts           $   293        $   158                            $  (228)(2)    $   223

  Reserve for inventory obsolescence          1,064            930                               (722)(4)      1,272

Included in liability accounts:
  Product warranty reserve                    1,326          1,117                               (977)(1)      1,466

  Contract adjustment reserve (3)                58             78                                               136

Year Ended May 26, 2002

Deducted from asset accounts:
  Allowance for doubtful accounts           $   496        $   230                             $ (433)(2)    $   293


  Reserve for inventory obsolescence          4,025            366                             (1,870)(4)      1,064
                                                                                               (1,457)(5)
Included in liability accounts:
  Product warranty reserve                    1,474            697                               (845)(1)      1,326

  Contract adjustment reserve (3)               228                                              (170)            58


(1)  Cost of warranty performed.
(2)  Write-off uncollectible accounts.
(3) Classified in the Balance Sheet with other liabilities and accrued expenses.
(4)  Write-off or sale of obsolete inventory.
(5)  Write-off or sale of obsolete inventory relating to divested businesses.
(6) Represents reserves acquired from the acquisition of Invivo Corp. (See Footnote B to the consolidated financial statements).

                                   3. EXHIBITS

                                   3. EXHIBITS
                                  Exhibit Index

Exhibit


10.17 Restricted Stock Unit Agreement between Intermagnetics General Corporation and Thomas J. O'Brien

21       Subsidiaries of the Company

23       Consent of Independent Auditors (PricewaterhouseCoopers LLP)

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.