Form 10-K/A
period 2004-05-30
INTERMAGNETICS GENERAL CORP
filed 2004-08-20
CIK 351012

                              DRAFT AUGUST 10, 2004

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A

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

+        10.9     2000 Stock Option and Stock Award Plan (7) (Appendix A)

+        10.10    Restricted Stock Unit Agreement between Intermagnetics General
                  Corporation and Glenn H. Epstein (9) (Exhibit 10.11)

+        10.11    Restricted Stock Unit Agreement between Intermagnetics General
                  Corporation and Leo Blecher (11) (Exhibit 10.12)

+        10.12    Restricted Stock Unit Agreement between Intermagnetics General
                  Corporation and Michael K. Burke (11) (Exhibit 10.13)

+        10.13    Restricted Stock Unit Agreement between Intermagnetics General
                  Corporation and Philip J. Pellegrino (11) (Exhibit 10.14)

+        10.14    Restricted Stock Unit Agreement between Intermagnetics General
                  Corporation and David E. Thielman (11) (Exhibit 10.15)


+        10.15    SuperPower Inc. Equity Compensation Plan (11) (Exhibit 10.16)

+        10.16    2003 Director Compensation Plan (11) (Exhibit 10.17)

*+       10.17    Restricted Stock Unit Agreement between Intermagnetics General
                  Corporation and Thomas J. O'Brien


Subsidiaries of the registrant

*        21       Subsidiaries of the Company

Consents of experts and counsel

*        23       Consent of PricewaterhouseCoopers LLP with respect to the
                  Registration Statements Numbers 2-80041, 2-94701, 33-2517,
                  33-12762, 33-12763, 33-38145, 33-44693, 33-50598, 33-55092,
                  33-72160, 333-10553, 333-42163, 333-75269 and 333-64822 on
                  Form S-8.

Certifications of Chief Executive Officer and Chief Financial Officer

*        31.1     Rule 13a-14(a)/15d-14(a) Certification (Chief Executive
                  Officer)

*        31.2     Rule 13a-14(a)/15d-14(a) Certification (Chief Executive
                  Officer)

*        32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as added by Section 906 of the Sarbanes-Oxley
                  Act of 2002.

*        32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
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


The Company accrues for possible future claims arising under terms of various warranties (one to three years) made in connection with the sale of products. Warranty expense for fiscal 2004, 2003 and 2002, was $1,514,000, $1,117,000 and
$677,000, respectively. The following table represents the activity in product warranty reserve:





                                            Fiscal Year        Fiscal Year
(Dollars in thousands)                          2004               2003
                                              -------            -------

Beginning Balance                             $ 1,466            $ 1,326
    Reserves acquired from
      acquisition of Invivo Corp.               1,602               --
    Warranty expense                            1,514              1,117
    Cost of warranty performed                 (1,393)              (977)
                                              -------            -------

Ending Balance                                $ 3,189            $ 1,466
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