Form 10-Q
period 2004-08-29
INTERMAGNETICS GENERAL CORP
filed 2004-10-08
CIK 351012

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2004

or
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

(Registrant’s telephone number, including area code) (518) 782-1122

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

Yes      No

Indicate by check mark whether the registrant is an accelerated filer (as defined as Rule 12b-2 of the Exchange Act).

Yes      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $.10 par value—27,971,815 as of September 30, 2004

Back to Contents

INTERMAGNETICS GENERAL CORPORATION

CONTENTS

Back to Contents

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	August 29, 2004	May 30, 2004

ASSETS
Cash and cash equivalents	$10,825	$11,868
Trade accounts receivable, less allowance (August 29, 2004—$1,292; May 30, 2004—$849)	57,622	41,218
Costs and estimated earnings in excess of billings on uncompleted contracts	86	127
Inventories:
Consigned products	2,277	1,822
Finished products	4,578	2,969
Work in process	9,890	8,291
Materials and supplies	17,656	13,955

	34,401	27,037
Deferred income taxes	4,333	4,333
Prepaid expenses and other	4,991	4,608
Income tax receivable	1,756	4,285

TOTAL CURRENT ASSETS	114,014	93,476

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	1,981	1,628
Buildings and improvements	19,358	14,972
Machinery and equipment	52,403	48,692
Leasehold improvements	4,467	4,425

	78,209	69,717
Less accumulated depreciation and amortization	34,382	32,981

	43,827	36,736

INTANGIBLE AND OTHER ASSETS
Goodwill	176,026	118,816
Other intangibles, less accumulated amortization (August 29, 2004—$12,001; May 30, 2004—$10,605)	60,484	32,491
Derivative asset	81	253
Other assets	3,144	3,163

TOTAL ASSETS	$397,576	$284,935

Back to Contents

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	August 29,	May 30,
	2004	2004

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$4,481	$4,171
Accounts payable	11,078	10,242
Salaries, wages and related items	12,747	10,799
Customer advances and deposits	2,762	1,302
Product warranty reserve	3,145	3,189
Other liabilities and accrued expenses	10,215	11,753

TOTAL CURRENT LIABILITIES	44,428	41,456

LONG-TERM DEBT, less current portion	94,344	57,635
DEFERRED INCOME TAXES	20,605	10,050
NOTE PAYABLE	5,000
DERIVATIVE LIABILITY	189	225

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $.10 per share:
Authorized—2,000,000 shares
Issued and outstanding—None
Common Stock, par value $.10 per share:
Authorized—40,000,000 shares
Issued (including shares in treasury):
August 29, 2004—29,833,458 shares;
May 30, 2004—27,076,418 shares	2,983	2,707
Additional paid-in capital	199,400	146,153
Notes receivable from employees	(3,401)	(3,421)
Retained earnings	50,256	44,944
Accumulated other comprehensive income (loss)	55	(134)

	249,293	190,249
Less cost of Common Stock in treasury
August 29, 2004—1,869,335 shares;
May 30, 2004—1,789,316 shares	(16,283)	(14,680)

	233,010	175,569

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$397,576	$284,935

See notes to consolidated financial statements.

Back to Contents

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended

	August 29,	August 24,
	2004	2003

Net sales	$59,748	$22,269

Cost of products sold	32,734	13,784

Gross margin	27,014	8,485

Product research and development	5,124	2,908
Selling, general and administrative	11,514	4,788
Stock based compensation	1,127	86
Amortization of intangible assets	1,396	461

	19,161	8,243

Operating income	7,853	242
Interest and other income	202	281
Interest and other expense	(1,014)	(122)
Adjustment to gain on prior period sale of division	1,094

Income before income taxes	8,135	401
Provision for income taxes	2,823	139

NET INCOME	$5,312	$262

Net Income per Common Share:
Basic	$0.20	$0.01

Diluted	$0.20	$0.01

See notes to consolidated financial statements.

Back to Contents

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended

	August 29	August 24,
	2004	2003

OPERATING ACTIVITIES
Net income	$5,312	$262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,988	1,526
Provision for deferred taxes
Stock based compensation	1,127	86
Change in discount on note receivable		(25)
Amortization of debt issuance costs	163
Adjustment to pior period gain on sale of division	(1,094)
Change in operating assets and liabilities net of effects from purchase of MRID:
(Increase) decrease in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(4,508)	6,194
(Increase) decrease in inventories and prepaid expenses and other assets	(141)	(5,273)
Increase (decrease) in accounts payable and accrued expenses	2,097	(3,282)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,944	(512)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,693)	(1,350)
Purchase of Invivo, net of cash acquired	(71)
Purchase of MRID, net of cash acquired	(38,212)
Investment in patent rights	(258)
Cash in lieu of fractional shares	(10)

NET CASH USED IN INVESTING ACTIVITIES	(40,244)	(1,350)

FINANCING ACTIVITIES
Proceeds from sale of Common Stock, including exercise of stock options	481	2,642
Proceeds from employees—Executive Stock Purchase Plan	20
Purchase of Treasury Stock	(1,603)	(1,719)
Payment to obtain debt financing	(155)
Proceeds from long term borrowings	45,000
Principal payments on note payable and long-term debt	(10,764)	(67)

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,979	856

EFFECT OF EXCHANGE RATE CHANGES ON CASH	278

DECREASES IN CASH AND CASH EQUIVALENTS	(1,043)	(1,006)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,868	88,514

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,825	$87,508

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Issuance of note payable as consideration for purchase of MRID due in 2007	$5,000

See notes to consolidated financial statements.

Back to Contents

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Three Months Ended August 29, 2004
(Dollars in Thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Notes Receivable from Employees	Comprehensive Income

Balances at May 30, 2004	$2,707	$146,153	$44,944	$(134)	$(14,680)	$(3,421)
Comprehensive income:
Net income			5,312				5,312
Loss on derivatives, net of tax benefit				(89)			(89)
Unrealized gain on foreign currency translation				278			278

Total comprehensive income							$5,501

Issuance of 297,316 shares of Common Stock, related to exercises of stock options and stock based compensation	30	450
Issuance of 2,459,724 shares for purchase of MRID	246	51,826
Repayments of notes receivable						20
Restricted Stock		981
Cash in lieu of fractional shares		(10)
Treasury stock, upon exercise of stock options					(1,603)

Balances at August 29, 2004	$2,983	$199,400	$50,256	$55	$(16,283)	$(3,401)

See notes to consolidated financial statements.

Back to Contents

INTERMAGNETICS GENERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—General

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position at August 29, 2004 and the results of its operations, cash flows and changes in shareholders’ equity for the periods presented. The results for the three months ended August 29, 2004 are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended May 30, 2004, filed on Form 10-K and Form 10-K/A on August 13, 2004 and August 20, 2004, respectively.

It is the Company’s policy to reclassify prior period consolidated financial statements to conform to current year presentation.

Note B—Acquisition

On July 16, 2004, the Company completed its purchase of MRI Devices Corporation (“MRID”), a privately held company. MRID is a leading manufacturer of radio frequency (RF) coils and related sub-systems for magnetic resonance imaging (MRI) systems. As aresult of the acquisition, MRID became a wholly-owned subsidiary of the Company. The deal was structured as a cash and stock transaction which included a $45.0 million cash payment, a three-year $5 million promissory note and 2,459,724 shares of Company common stock with a value of $52.1 million based on the average closing stock price for two days prior to and after the measurement date which was determined to be June 9, 2004 in accordance with Emerging Issues Task Force (EITF) No. 99-12. Fifty percent of the stock is restricted from sale for two years and the other fifty percent for three years. The cash portion of the consideration was financed through our credit facility that was amended effective May 2004 to expand the aggregate committed amount by $30 million to $130 million. MRID’s results of operations have been included in our consolidated financial statements since the date of acquisition of July 16, 2004. Management believes that, in addition to the financial benefits, the acquisition of MRID will provide an expanded high value add product portfolio that will serve the broader MRI market. In addition, Intermagnetics expects to add incremental value to this acquisition through the integration with the global sales team that the Company assumed in its acquisition of Invivo Corp. effective January 27, 2004. The following represents the initial allocation of the total purchase price to the assets acquired and liabilities assumed:

Back to Contents

(In thousands)

Consideration:
Cash paid to MRID shareholders	$44,177
Issuance of Intermagnetics Common Stock to MRID Shareholders (2,459,724 shares at $21.17)	52,072
Promissory note payable (payable in three years from closing date)	5,000
Transaction costs paid	877

Total purchase price	$102,126

Allocated to:
Working capital, less inventory	$14,853
Inventory	7,351
Property and equipment	6,991
Deferred tax liability	(10,555)
Long-term debt	(2,783)
Intangible assets:
Trade name/Trademarks	4,750
Original equipment manufacturer customer (OEM) relationships	11,140
Know-how and core technology	11,280
Product technology and design	1,960
Goodwill	57,139

Total	$102,126

The allocation of the purchase price is based on an initial estimate of their fair values. The Company is in the process of obtaining an independent valuation from a nationally recognized valuation firm to assist in the allocation of the purchase price. The Company anticipates receiving the final valuation report before November 28, 2004.

The following (unaudited) pro forma consolidated income statements have been prepared in accordance with SFAS No. 141 “Business Combinations” as if the acquisition of MRID occurred at the beginning of the earliest period presented:

	Three Months Ended
	August 29,	August 24,
	2004	2003

Net sales	$66,208	$49,242

Net income	$6,170	$1,890

Earnings per share:
Basic	$0.23	$0.07

Diluted	$0.23	$0.07

The above pro forma results do not include any anticipated revenue synergies.

Back to Contents

Note C—Earnings Per Common Share

In July 2004, the Company’s Board of Directors declared a three-for-two split on all outstanding shares of its common stock. The split was completed in the form of a fifty percent stock dividend, effective August 17, 2004 to shareholders of record on July 23, 2004. The consolidated financial statements and related notes have been adjusted to retroactively reflect this stock dividend in all numbers of shares, prices per share and earnings per share.

A summary of the shares used in the calculation of net income per Common Share is shown below:

(Dollars in Thousands, Except Per Share Amounts)
	Three Months Ended

	August 29, 2004	August 24, 2003

Income available to Common shareholders	$5,312	$262

Weighted average shares	26,689,907	24,725,249

Dilutive potential Common Shares:
Warrants	69,430	6,231
Restricted stock	4,331
Stock options	473,909	485,914

Adjusted weighted average shares	27,237,577	25,217,394

Net income per Common Share:
Basic	$0.20	$0.01

Diluted	$0.20	$0.01

As of August 29, 2004 the Company had 1,293,900 shares of restricted stock, net of forfeitures, outstanding to key employees. These shares are restricted units, which will convert into common stock only upon the achievement of pre-determined targeted growth in the Company’s pre-tax diluted earnings per share with a beginning threshold of greater than eight percent, compounded, over the next five fiscal years but weighted more significantly to achieving fifteen percent compounded growth over the five year period. For 1,131,000 of these shares, the vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 15%, 20% and 65% respectively. For 162,900 of these shares, the vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 0%, 40% and 60%, respectively. In the current year, management has determined that it is probable that performance targets will be met, and has recognized expense in the three months ended August 29, 2004 of $981,000. Additional shares of restricted stock may be granted to newly hired key employees.

As of August 29, 2004 the Company had granted 20,802 shares of restricted stock to the Board of Directors. These shares are vesting over a 5 year timeframe at 10%, 10%, 10%, 10%, and 60%, respectively. For three months ended August 29, 2004 and August 24,2003 the Company had recorded expense of $7,500, and $3,750, respectively.

As of August 29, 2004 the Company had outstanding 25,500 shares of restricted stock to certain employees. These shares are vesting over time ranging from 1 to 3 years. For the three months ended August 29, 2004 and August 24, 2003 the Company had recorded expense of $29,200 and $17,647 respectively.

Back to Contents

Note D—Product Warranty

The Company accrues for possible future claims arising under terms of various warranties (one to three years) made in connection with the sale of products. The following table is a reconciliation of the change in the aggregate accrual for product warranty for the three months ended August 29, 2004:

Three Months
Ended
(Dollars in thousands)	August 29, 2004

Balance at May 30, 2004	$3,189
Reserves acquired from acquisition of MRID Corp.	87
Warranty expense	258
Cost of warranty performed	(389)

Balance at August 29, 2004	$3,145

Note E—Long-term Debt

On July 16, 2004, the Company borrowed $45.0 million from its amended unsecured credit facility to partially finance the acquisition of MRID. As a result of the acquisition, the Company assumed from MRID a $3.1 million term loan note due in October 2007. The term loan is unsecured, except for a negative pledge that the Company will not use their Gainesville, Florida facility as collateral for any additional financing. The note also includes a prepayment penalty of 2% to 5%, depending on the year of prepayment. Up to 20% of the note payable can be prepaid annually without penalty. The note bears interest at 5.85% and is payable in monthly installments with the balance due in October 2007. As of August 29, 2004, the Company had the following long-term debt outstanding:

	As of

(In thousands)	August 29,	May 25,
	2004	2004

Long-Term Debt:
Mortgages and notes payable	$8,700	$5,744
Term loan ($25 million)	23,125	24,062
Revolving line of credit ($105 milllion)	67,000	32,000

Total long-term debt	98,825	61,806

Less current maturities	4,481	4,171

Long-term debt excluding current maturities	$94,344	$57,635

As of August 29, 2004, the Company had $37.4 million additional borrowing capacity under its unsecured credit facility which is net of $565,000 of stand by letters of credit issued to the Company’s insurance agent as collateral for potential workers’ compensation claims.

Back to Contents

Note F—New Accounting Pronouncements

There have been no new material accounting pronouncements that are applicable to the Company’s business for this period.

Note G—Stock Compensation

The Company accounts for its stock compensation arrangements using the intrinsic value method under the provisions of APB No. 25, accounting for stock issued to employees. The following pro forma net income and earnings per share information has been determined as if the Company had accounted for stock-based compensation awarded under its stock option plans using the fair value-based method.

(Dollars in Thousands, Except Per Share Amounts)
	Three Months Ended
	August 29, 2004	August 24, 2003

Net income (as reported)	$5,312	$262
Add recorded non-cash stock compensation, net of tax	736	56
Less non-cash stock compensation under SFAS No. 123, net of tax	(1,138)	(522)

Pro forma Net Income (Loss)	$4,910	$(204)
Earnings per Common Share (as reported):
Basic	$0.20	$0.01

Diluted	$0.20	$0.01

Earnings (Loss) per Common Share (pro forma):
Basic	$0.18	($0.01)

Diluted	$0.18	($0.01)

Note H—Segment and Related Information

The Company operates in four reportable segments: Magnetic Resonance Imaging (MRI), Medical Devices, Instrumentation, and Energy Technology. The MRI segment consists primarily of the manufacture and sale of magnets (by the IGC-Magnet Business Group) and radio frequency coils (by IGC-Medical Advances Inc and now by recently acquired MRI Devices Corp.). These products are used principally in the medical diagnostic imaging market. The Medical Devices segment includes the design, manufacture and sale of patient monitoring systems (by Invivo Corp.) and the sale of radio frequency coils manufactured by units within the MRI segment. The sale of these coils represents sales to external customers and, as a result, is reported in the Medical Devices segment. The intersegment sale is eliminated from the MRI segment as shown in the table below. The Instrumentation segment consists of the manufacture and sale of refrigeration equipment (by IGC-Polycold Systems Inc.), used primarily in ultra-high vacuum applications, industrial coatings, analytical instrumentation, medical diagnostics and semiconductor processing and testing. The Energy Technology segment, operated through SuperPower Inc., is developing second generation, high-temperature superconducting (HTS) materials that we expect to use in devices designed to enhance capacity, reliability and quality of transmission and distribution of electrical power. The Company evaluates the performance of its reportable segments based on operating income (loss).

Back to Contents

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

SEGMENT DATA	Three Months Ended
	August 29, 2004
(Dollars in Thousands)	Magnetic Resonance Imaging	Medical Devices	Instrumentation	Energy Technology	Total

Net sales to external customers:
Magnet systems & components	$31,341				$31,341
Patient Monitors		$18,632			18,632
Refrigeration equipment			$8,225		8,225
Other				$1,550	1,550

Total	31,341	18,632	8,225	1,550	59,748
Intersegment sales	1,467				1,467
Segment operating profit (loss)	6,134	1,308	2,513	(2,102)	7,853
Total assets	$343,818	$32,591	$11,068	$10,099	$397,576

	August 24, 2003
	Magnetic Resonance Imaging	Medical Devices	Instrumentation	Energy Technology	Total

Net sales to external customers:
Magnet systems & components	$14,427				$14,427
Refrigeration equipment			$5,810		5,810
Other				$2,032	2,032

Total	14,427	—	5,810	2,032	22,269
Segment operating profit (loss)	211	—	593	(562)	242
Total assets	$162,854	$—	$9,339	$10,673	$182,866

Back to Contents

The following are reconciliations of the information used by the chief operating decision maker to the Company’s consolidated totals:

Dollars in thousands	Three Months Ended
	August 29, 2004	August 24, 2003

Reconciliation of income before income taxes:
Total operating profit from reportable segments	$7,853	$242
Interest and other income	202	281
Adjustment to gain on prior period sale of division	1,094
Interest and other expense	(1,014)	(122)

Income before income taxes	$8,135	$401

Note I—Goodwill and Other Intangible Assets

The Company follows the provisions of Statement of Financial Accounting Standards No. 142 (FAS No. 142), “Goodwill and Other Intangible Assets”. FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.

The components of other intangibles are as follows:

(Dollars in Thousands)	As of August 29, 2004

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life in Years

Amortized intangible assets
Production rights	$9,000	$7,424	5.6
Patents	3,785	1,039	18.0
Unpatented technology	930	930	5.0
Trade names/trademarks	17,220	715	20.0
Product name/trademark	1,350	56	14.0
Know-how and core technology	17,940	627	9.3
Product technology and design	4,930	288	6.6
OEM customer relationships	16,790	382	12.7
Order backlog	540	540	0.3

	$72,485	$12,001	12.4

Aggregate amortization expense for the three months ended August 29, 2004 and August 24, 2003 was $1,396,000 and $461,000, respectively.

Estimated Amortization Expense:

For the year ending May 2005	$6,698
For the year ending May 2006	$5,603
For the year ending May 2007	$5,470
For the year ending May 2008	$5,470
For the year ending May 2009	$5,459

All intangibles are amortized on a straight line basis.

Back to Contents

The changes in the carrying amount of goodwill between May 30, 2004 and August 29, 2004 are as follows:

(In thousands)	MRI Segment

Goodwill as of May 30, 2004	$118,816
Goodwill acquired on July 16, 2004 with the acquisition of MRI Devices Corp. (preliminary purchase price allocation)	57,139
Adjustments to purchase price allocation of Invivo	71

Goodwill as of August 29, 2004	$176,026

Management has evaluated goodwill excluding the goodwill generated from the acquisition of Invivo and MRID for impairment during the quarter ended November 23, 2003 in accordance with SFAS No. 142 and determined no impairment exists. Management will perform thenext annual goodwill impairment test during the quarter ended November 28, 2004 unless an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Note J—Environmental Remediation

On October 25, 2001, the Company sold substantially all of the assets of IGC-Advanced Superconductors (IGC-AS), a division that manufactured low temperature superconducting wire and tape. The sale was subject to a purchase agreement, dated October 4, 2001,between the Company and Outokumpu Copper Products Oy and Outokumpu Advanced Superconductors Inc. (together, the “Purchasers”). In connection with the sale of IGC-AS, the Company had recorded a $1.5 million liability related to environmental investigation and potential remediation costs to be incurred by the Company under certain property transfer laws of the State of Connecticut. Management had estimated the original liability based upon information provided by environmental engineers. On August 16, 2004 we received a communication from our environmental engineers stating that based on communications with the Connecticut Departmental of Environmental Protection (CDEP) and various site assessments, it was determined that the Company’s current environmental remediation liability related to the sale of IGC-AS is $100,000. As a result of this communication, the Company reduced its current liabilities resulting in an adjustment to the gain on a prior period sale of a division of $1.1 million. As of August 29, 2004, the total remaining environmental remediation relating to the divestitures of IGC-APD and IGC-AS was approximately $551,000.

Note K—Derivative Instruments and Hedging Activities

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” effective May 28, 2001. SFAS No. 133, as amended, requires that all derivative instruments be recognized on the balance sheet at their fair value and changes in fair value be recognized immediately in earnings, unless the derivatives qualify as hedges in accordance with the Standard. The change in fair value for those derivatives that qualify as hedges is recorded in shareholders’ equity as other comprehensive income (loss).

The Company has entered into interest rate swap agreements to reduce the effect of changes in interest rates on its floating rate long-term debt. On August 29, 2004, the Company had outstanding interest rate swap agreements with a

Back to Contents

commercial bank, having a notional principal amount of approximately $4.3 million. Those agreements effectively change the Company’s interest rate exposure on its mortgages due in 2005 to a fixed 6.88%. The interest rate swap agreement matures at the time the related notes mature. The fair value of this interest rate swap increased $36,000 to $(189,000) during the quarter ended August 29, 2004.

On February 5, 2004, the Company entered into a separate interest rate swap agreement with a commercial bank, having a current notional principal amount of $23.1 million. This agreement effectively hedges the Company’s interest rate exposure on its $25 million term loan due on December 31, 2008 to a fixed rate of 2.95% plus applicable margins. The interest rate swap agreement corresponds with the repayment terms of the term loan and matures on December 31, 2008. The fair value of this interest rate swap decreased $172,000 to $81,000 during the quarter ended August 29, 2004.

The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties.

Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For the quarter ended August 29, 2004 the Company recorded an other comprehensive loss of $89,000 net of tax for the two interest rate swap agreements.

Back to Contents

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Intermagnetics General Corporation (“Intermagnetics”, “Company”, “we” or “us”) makes forward-looking statements in this document. Typically, we identify forward-looking statements with words like “believe,” “anticipate,” “perceive,” “expect,” “estimate” and similar expressions. Unless a passage describes a historical event, it should be considered a forward-looking statement. These forward-looking statements are not guarantees of future performance and involve important assumptions, risks, uncertainties and other factors that could cause the Company’s actual results for fiscal year 2005 and beyond to differ materially from those expressed in the forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other assumptions, risks, uncertainties and factors disclosed throughout this report.

Except for our continuing obligations to disclose material information under federal securities laws, we are not obligated to update these forward-looking statements, even though situations may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

Company Overview

On July 16, 2004, we completed our purchase of MRI Devices Corporation (“MRID”), a privately held company. MRID is a leading manufacturer of radio frequency (RF) coils and related sub-systems for magnetic resonance imaging (MRI) systems. As a result of the acquisition, MRID became a wholly-owned subsidiary of the Company. The deal was structured as a cash and stock transaction which included a $45.0 million cash payment, a three-year $5 million promissory note and 2,459,724 shares of Company common stock with avalue of $52.1 million based on the average closing stock price for two days prior to and after the measurement date which was determined to be June 9, 2004 in accordance with Emerging Issues Task Force (EITF) No. 99-12. Fifty percent of the stock is restricted from sale for two years and the other fifty percent for three years. The cash portion of the consideration was financed through our credit facility that was recently amended to expand the aggregate committed amount by $30 million to $130 million. MRID’s results of operations have been included in our consolidated financial statements since the date of acquisition of July 16, 2004 and are included in our discussion on the Results of Operations below. Management believes that, in addition to the financial benefits, the acquisition of MRID will provide an expanded high value add product portfolio that will serve the broader MRI market. In addition, Intermagnetics expects to add incremental value to this acquisition through the integration with the world-class global sales team that the Company assumed in its acquisition of Invivo Corp. effective January 27, 2004.

On July 15, 2004, our Board of Directors declared a three-for-two split on all outstanding shares of our common stock. The split was completed in the form of a fifty percent stock dividend, effective August 17, 2004 to shareholders of record on July 23, 2004.

Back to Contents

On January 27, 2004, we completed our purchase of Invivo, which was acquired through a public tender offer. Invivo designs, manufactures and markets patient monitoring systems. These monitoring systems measure and display vital signs of patients in medical settings, particularly during magnetic resonance imaging procedures. As a result of the acquisition, Invivo became a wholly-owned subsidiary of the Company. The acquisition of Invivo substantially expands our direct sales team and customer base. Invivo’s results of operations have been included in our consolidated financial statements since the date of acquisition of January 27, 2004 and are included in our discussion on Results of Operations below. The total acquisition price for Invivo was $159.2 million including professional fees and other acquisition related costs. The source of funds for the acquisition was a combination of our available cash and borrowings totaling $67 million under our existing $130 million unsecured credit facility.

We operate in four reportable segments: Magnetic Resonance Imaging (“MRI”), Medical Devices, Instrumentation, and Energy Technology. The MRI segment primarily consists of IGC-MBG which manufactures and sells low temperature superconducting (“LTS”) magnets that are used in MRI systems. IGC-MAI and recently acquired MRI Devices Corp. design and manufacture radio frequency (RF) coils used in conjunction with magnetic resonance imaging (MRI) systems.

Our newly formed Medical Devices segment consists of Invivo Corporation (“Invivo”), which we acquired effective January 27, 2004. Invivo designs, manufactures and sells patient monitors, primarily for use in MRI suites and for centralized nursing monitoring stations. In addition, Invivo sells radio frequency coils manufactured by units within the MRI segment. The sale of these coils, represents sales to external customers and, as a result, is reported in the Medical Devices segment.

Our Instrumentation segment provides cryogenic refrigeration equipment used primarily in ultra-high vacuum applications, industrial coatings, analytical instrumentation and semiconductor processing and testing through our wholly-owned subsidiary, IGC-Polycold Systems Inc. (“Polycold”).

In Energy Technology, our wholly-owned subsidiary, SuperPower, Inc. (“SuperPower”) is developing high-temperature superconducting materials and devices designed to enhance the capacity, reliability and quality of electrical power transmission and distribution.

Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The Company evaluates the performance of its reportable segments based on operating income (loss). The Company operates on a 52/53-week fiscal year ending the last Sunday during the month of May.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon, in part, the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect assets, liabilities, revenues, expenses and related disclosure of contingent liabilities.

Back to Contents

The Company recognizes revenue and profit on certain long-term development contracts based upon actual costs incurred plus earned profit when these costs are less than the milestone value and the milestone has been achieved or milestone value when the actual costs exceed the milestone value. On other long-term development contracts revenue is recognized upon actual costs and earned profit. Both of these types of contracts typically provide engineering services to achieve a specific scientific result relating to superconductivity. Some of these contracts require the Company to contribute to the development effort. The customers for these contracts are both commercial customers and various state and federal government agencies. When government agencies are providing revenue we do not expect the government to be a significant end user of the resulting products. Therefore, the Companydoes not reduce Internal Research and Development by the funding received. When it appears probable that estimated costs will exceed available funding, and the Company is not successful in securing additional funding, the Company records the estimated additional expensebefore it is incurred.

In certain instances, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101 as amended by Staff Accounting Bulletin No. 104, on product that is complete and ready to ship for which our customer has requested a delay in delivery. In these cases, all the criteria for revenue recognition have been met including, but not limited to: the customer has a substantial business purpose, there is a fixed delivery date, title and risk of loss has transferred to our customer, the product is complete and ready for shipment, and the product has been segregated and is not available to be used to fill other orders. Upon notification from our customer the product is shipped to the stated destination. As of August 29, 2004, and August 24, 2003, these systems comprised approximately 0.0% and. 5.1%, respectively of consolidated revenue for the three months then ended.

The Company maintains a reserve for inventory that may become damaged in the manufacturing process or technologically obsolete. If technology advances more rapidly than expected, manufacturing processes improve substantially or the market for our products declines substantially, adjustments to reserves may be required.

Goodwill and other long-lived assets are reviewed for impairment whenever events such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. The Company performs a test for goodwill impairment annually during the second quarter of each fiscal year. The determination of whether these assets are impaired involves significant judgments based upon short and long-term projections of future performance. Changes instrategy and/or market conditions may result in adjustments to recorded asset balances.

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

The Company maintains a provision for potential environmental remediation for businesses disposed of during fiscal 2002 (see also Note J in the notes to the consolidated financial statements included herein). These provisions are based upon in part, the advice from environmental engineers that have visited the sites and understand the scope of the project, should a cleanup be required. These engineers are experienced in such matters and with the appropriate government rulings in similar circumstances. We made our provision based on the estimate provided which did not include any range of loss. Therefore, we are unable to identify or estimate any additional loss that is reasonably possible. The Company believes these provisions are adequate based on estimates from environmental engineers. If unexpected costs related to the environmental issues are incurred additional provisions will be needed.

Back to Contents

The Company records an investment impairment charge on available-for-sale securities when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment. During fiscal 2004 the Company sold KryoTech, Inc. securities for $114,000 which was written down to zero during fiscal 2003. This write down was in accordance with the belief that the impairment of these securities was other than temporary. As of May 30, 2004 the Company no longer held any available for sale securities.

Results of Operations

Sales increased about $37.5 million or 168.3%, to $59.7 million, for the three months ended August 29, 2004, from $22.3 million for the same period last year. This increase was primarily achieved through contributions from each of our manufacturing segments; driven by the inclusion of six weeks of sales from MRID and a full quarter of Invivo.

MRI Segment Sales

MRI segment sales during the first fiscal quarter increased $16.9 million or 117.2% to $31.3 million compared to the same quarter last year. Magnet sales increased about 105% resulting from higher volumes and a favorable mix. During the same period last year magnet sales were impacted by the previously disclosed agreement to reduce magnet shipments to our largest customer in an effort to manage their inventory in exchange for a lengthening of our exclusive evergreen supply agreement. RF-Coil sales increased about 172% which includes $4.1 million of sales from recently acquired MRID.

Medical Devices Sales

Our newly formed Medical Devices segment provided $18.6 million of sales for the quarter ended August 29, 2004.

Instrumentation Segment Sales

Instrumentation segment sales for the current quarter ended August 29, 2004, increased $2.4 million or 41.6% to $8.2 million over the same quarter last year. This increase is primarily due to sales and service growth for vacuum-related products across a broad range of non-semiconductor customers in Europe, the United States and the Pacific Rim.

Energy Technology Segment Sales

Sales of the Energy Technology segment decreased $482,000 or 23.7% to $1.6 million for the three months ended August 29, 2004, over the corresponding period last year as result of a net decrease in government and third-party billable revenue on pre-existing programs primarily involving HTS devices.

Gross Margin

Consolidated gross margin increased $18.5 million to about $27.0 million or 45.2% of sales compared to the same period last year of $8.5 million or 38.1% of sales. The increase in both absolute dollars and as a percent of sales in the MRI segment corresponds to the increase in sales, the inclusion of MRID’s higher margin sales as well as the continued benefits of this segments cost savings efforts, which all combined, increased about $8.4 million. The Medical Devices segment contributed $9.4 million of gross product margin during the quarter which included about $138,000 of costs incurred for relocating manufacturing operations from our Arleta, CA facility to our Orlando, FL facility. The Instrumentation segment increased $1.6 million leveraging off of increased sales combined with the continued benefit of this segment’s lean manufacturing initiatives. Partially offsetting the consolidated increase in gross product margins was a decline in our Energy Technology segment of about $744,000 due to timing differences in funding received from certain third party development contracts versus related costs expensed in prior periods.

Back to Contents

Product Research and Development

Product research and development increased $2.2 million or 76.2% to $5.1 million from $2.9 million for the three months ended August 29, 2004. This increase primarily resulted from increased spending on various HTS projects in our Energy Technology segment, new product development programs in our MRI segment and the contribution of new product development in our Medical Devices segment. These increases were partially offset by a decline in spending in our Instrumentation segment as resources were focused on certain cost reduction and sustaining engineering priorities.

Selling, General and Administrative

For the three months ended August 29, 2004, selling, general and administrative expenses and stock based compensation, increased $7.7 million to $12.6 million from $4.9 million for the same period last year. This increase is primarily due to about $360,000 of internal acquisitions and integration costs related to our acquisition of MRID and Invivo combined with the inclusion of Invivo’s and MRID’s selling, general and administrative costs of about $5.4 million and $500,000, respectively. In addition, we recognized about $981,000 of stock based compensation relating to Management’s performance based restricted stock plan. The remaining increases resulted from increased incentive compensation accruals and staffing costs in filling open positions in our MRI segment.

Amortization of Intangible Assets

Amortization expense of $1.4 million for the three month period ended August 29, 2004, increased about $935,000 from the corresponding period last year. The increase is due to the addition of the amortizable intangible assets resulting from our acquisition of Invivo on January 27, 2004 and MRID on July 16, 2004.

Operating Income

For the first quarter of fiscal year 2005, operating income increased $7.7 million to $7.9 million from $242,000 over the same period last year. This increase is primarily due to improved sales and margins partially offset by internal acquisition and integration costs combined with the increases in amortization and stock based compensation. Excluding the internal acquisition and integration charges of about $517,000, operating income for the current period would have been $8.4 million which represents an increase of $8.1 million or over the same period last year. See the reconciliation below.

Back to Contents

Reconciliation of financial statements to GAAP equivalent

	Three Months Ended
	August 29, 2004	August 24, 2003

As reported operating income	$7,853	$242
Internal acquisition and integration charges (included in selling, general and administrative, cost of products sold and product research and development expenses)	517	—

Operating income, excluding internal acquisition and integration charges	$8,370	$242

The Company believes this table provides helpful information for assessing the impact of our acquisitions of Invivo and MRID.

Interest and Other

Interest and other income of $202,000 for the current quarter decreased $79,000 from the corresponding period last year. This decrease is primarily driven by our lower cash balances resulting from funding our acquisition of Invivo and MRID, partially offset by an improvement in the interest rate environment and grant income earned by MRID.

Interest and other expense of $1.0 million for the three months ended August 29, 2004, increased $892,000 from the corresponding period last year. This increase is primarily driven by the interest expense from the $112 million of proceeds borrowed under our $130 million unsecured credit facility used to partially finance our acquisition of Invivo and MRID, combined with about $4.4 million of debt assumed in our acquisitions and a $5.0 million three year note payable accruing interest at LIBOR plus 0.5% issued in conjunction with the MRID acquisition. As of August 29, 2004, $90.1 million was outstanding under our unsecured credit facility.

During the three months ended August 29, 2004, $1.1 million of other income was recognized resulting from a reduction in the provision for potential environmental remediation relating to a business disposed of during fiscal 2002 (see also Note J in the notes to the consolidated financial statements included herein). Management originally estimated this liability based upon information provided by environmental engineers. During the current quarter, communication was received from our environmental engineers that the probable risk of loss as of August 29, 2004 was only $100,000 which resulted in a net reduction in the accrual of $1.1 million.

Our effective tax rate of 34.7% for the three months ended August 29, 2004 was unchanged from the previous year. We are in the process of analyzing the affect the recent acquisition will have on our future effective tax rate. We continue to review effective tax strategies to minimize our effective tax rate.

Liquidity and Capital Commitments

For the three months ended August 29, 2004, we generated about $5.9 million in cash from operating activities compared to $512,000 of cash used in the same period last year. The increase in cash generated was primarily driven by the increase in earnings and a favorable cash impact on working capital fluctuations.

Back to Contents

For the three months ended August 29, 2004, cash used by investing activities of about $40.2 million, increased $38.8 million from $1.4 million during the same period last year. This significant use of cash primarily resulted from our acquisition of MRID effective July 16, 2004 which included the following payments:

Cash paid:
Cash paid to MRID shareholders	$44,177
Transaction costs	877
Less cash acquired from MRID	(6,842)

$38,212

Additional investing activities during the current period included plant, property and equipment purchases of $1.7 million. During the same three month period last year, investing activities consisted of about $1.4 million of plant, property and equipment purchases.

Financing activities for the three months ended August 29, 2004, generated about $33.0 million which primarily comprised $45 million of proceeds received from long-term borrowings used to partially finance the acquisition of MRID, net of $10.8 million of principal payments. Additional financing activities during the quarter consisted of $481,000 from the exercise of stock options, partially offset by $1.6 million of treasury stock purchases. This is compared to the $856,000 of cash generated in the same period last year which mainly consisted of $2.6 million of proceeds received from stock option exercises partially offset by $1.7 million of treasury stock purchases.

See the consolidated statement of cash flows, located elsewhere in this report for further details on sources and uses of cash.

Our capital and resource commitments as of August 29, 2004 consisted of capital equipment commitments of approximately $701,000. These commitments consisted of machinery, equipment and tooling used to improve the production process and in research and development. Additionally, some of the capital commitment is for computers and computer equipment to improve engineering efficiency and to update other supporting functions. Individually, none of these commitments are considered significant.

We believe we have adequate resources to meet our needs for the short-term from our existing cash balances, our expected cash generation in the current fiscal year, and our available unsecured credit facility. Longer-term, with substantial increases in sales volume and/or large research and development or capital expenditure requirements to pursue new opportunities in the Energy Technology segment, we may need to raise additional funds. We would expect to be able to do so through additional lines of credit, public offerings or private placements. However, in the event funds were not available from these sources, or on acceptable terms, we would expect to manage our growth within the financing available.

Inflation has not had a material impact on our financial statements.

Back to Contents

Risk Factors

In addition to the risk factors set forth in the Company’s annual report on Form 10-K and 10-K/A for the year ended May 30, 2004 and elsewhere in this report:

The Company May be Subject to Risk Associated with Acquisitions

The Company acquired Invivo Corp. (Invivo) effective January 27, 2004, MRI Devices Corporation (MRID) effective July 16, 2004 and may make additional acquisitions in the future. Acquisitions involve numerous risks, including difficulties in the integration of the operations, services, technologies, products and personnel of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, potential loss of key employees and customers of the acquired companies and lack of acceptance by the marketplace of the acquired companies’ products or services. Future acquisitions may also result in dilution to existing stockholders, the use of a substantial portion of the Company’s cash, the incurrence of debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in significant impairment charges or amortization expense. Moreover, the Company may face exposure to litigation and other unanticipated contingent liabilities of the acquired companies. Any of these problems or factors with respect to the acquisition of Invivo or any other acquisition completed by the Company could result in a material adverse effect to the Company’s business, financial condition and results of operations.

The Company May on Occasion be Subject to Significant Litigation

With the acquisition of Invivo, the Company now does business in the critical healthcare setting, and may from time to time be subject to significant litigation arising from actual or alleged injuries to patients. Litigation is by its nature costly and may divert management’s attention, either of which could adversely affect the Company’s operating results. In addition, if any current or future litigation is determined adversely, the Company’s operating results and financial condition could be adversely affected.

The Company is Subject to Risk of New Laws Related to Health Care

The Company’s customer base includes original equipment manufacturers of medical diagnostic equipment, imaging centers, small rural hospitals and other healthcare providers. Changes in the law or new interpretations of existing laws may have a significant effect on the Company’s costs of doing business and the amount of reimbursement the Company receives from both government and third-party payors. In addition, economic forces, regulatory influences and political initiatives are subjecting the health care industry to fundamental changes. Federal, state and local government representatives are likely to continue to review and assess alternative health care delivery systems and payment methods. The Company expects ongoing public debate on these issues. Any of these efforts or reforms could have a material adverse affect on the Company’s business and results of operations.

Back to Contents

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk through foreign currency exchange, derivative financial instruments and other financial instruments, such as investments in short-term cash equivalents and long-term debt, is not material. The Company has minimal exposure to foreign currency exchange risk with respect to sales as the Company’s sales are primarily denominated in U.S. Dollars. The Company does not currently hedge against foreign currency rate fluctuations and an immediate 10% change in exchange rates would not have a material impact on the Company’s future operating results or cash flows.

The financial instruments of the Company that are interest rate dependent are mortgages payable and an unsecured $130 million credit facility consisting of a $105 million revolving line of credit and a $25 million term loan. The Company manages interest rates through various methods within contracts. On its mortgage payable, the Company negotiated an “interest rate swap” agreement that, in effect, fixes the rate at 6.88%. With respect to its unsecured credit facility the Company may elect to apply interest rates to borrowings under (x) the higher of Wachovia’s prime commercial lending rate or the federal funds rate plus applicable margins or (y) the applicable London Interbank Offered Rate (“LIBOR”) plus applicable margins, whichever is more favorable. In addition, the Company entered into an “interest rate swap” agreement that in effect, fixes the rate on its $25 million term loan at 2.95% plus applicable margins. See also Note K to the Company’s consolidated financial statements.

The Company’s objective in managing its exposure to changes in interest rates is to limit the impact of changing rates on earnings and cash flow and to lower its borrowing costs. With regards to invested cash the Company invests only in high quality, low risk securities backed by the full faith of the United States Government. The duration of these securities are an average weighted duration of 90 days.

The Company does not believe that its exposure to commodity and foreign exchange risk is material.

ITEM 4: CONTROLS AND PROCEDURES

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing date of this quarterly report. Based upon, and as of the date of, that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures of the Company were effective in ensuring that information required to be disclosed in the periodic reports that it files or submits under the Exchange Act is accumulated and communicated to the management of the Company, including its Chief Executive Officerand Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect these controls, subsequent to the date of the evaluation referred to above. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions has been taken since the date of the evaluation.

Back to Contents

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

On July 19, 2004, we filed a Current Report on Form 8-K reporting an “Acquisition or Disposition of Assets” pursuant to which we disclosed that we completed our acquisition of MRI Devices Corporation which became effective July 16, 2004.

On September 29, 2004, we filed a Current Report on Form 8-K/A providing the required audited historical financial statements of MRI Devices Corporation (MRID) and the pro forma financial statements reflecting our acquisition of MRID which became effective July 16, 2004.

Back to Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMAGNETICS GENERAL CORPORATION

Dated: October 7, 2004	By:	/s/ Glenn H. Epstein

Glenn H. Epstein Chairman and Chief Executive Officer

	By:	/s/ Michael K. Burke

Dated: October 7, 2004		Michael K. Burke Executive Vice President and Chief Financial Officer