Form 10-K/A
period 2004-05-30
INTERMAGNETICS GENERAL CORP
filed 2004-10-12
CIK 351012

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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


The number of shares of the registrant's Common Stock outstanding, net of Treasury shares, as of July 30, 2004 was 27,927,270.


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

         During our fiscal year 2004, Siemens acquired Oxford Magnet Technology Limited ("OMT"), a joint venture it controlled (owning 51%), that manufactures MRI magnet systems. OMT supplies all of Siemens' requirements for superconducting magnet systems and also supplies MRI magnets systems to some smaller system integrators. We believe we compete effectively against OMT on the basis of technology and price and that we are capable of increasing our production capacity to meet opportunities for business expansion as they arise. Siemens historically has developed and manufactured its own RF coils, but we have seen a shift in this approach over the past few years and, with our acquisition of MRI Devices, Siemens is now a customer for our RF coil products.

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

F.       RAW MATERIALS AND INVENTORY

         Most materials and parts used in the manufacturing process for our MRI products are ordered based on production needs. For our magnet systems, we have long-term supply agreements with Outokumpu Advanced Superconductors (formerly IGC-AS, a division of Intermagnetics) for the supply of low temperature superconducting ("LTS") wire and with SHI-APD Cryogenics Inc. (formerly IGC-APD, a subsidiary of Intermagnetics) for the supply of shield coolers - a key component of our MRI magnet systems. Sumitomo Heavy Industries, Ltd. which owns SHI-APD, is now the leading manufacturer of shield coolers. LTS wire generally requires long lead times for order placement. An unplanned loss or severe reduction in supply of either of these components could result in added cost and temporary production delays. Generally, we invest in inventories based on production schedules required to fill existing and anticipated customer orders. As a consequence of our new expanded agreement with Philips we now have increased responsibility for delivery flexibility in the magnet supply chain. This resulted in a one-time significant decrease in magnet deliveries in our first quarter of fiscal year 2004 and has resulted in higher than historic levels of inventory at Intermagnetics.

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

         Typical expectations going forward are that the first quarter of each year, which includes slower summer months, will be the lightest because of buying patterns of our newly expanded customer base. The second quarter is expected to be substantially stronger, followed sequentially by a somewhat softer third quarter, which includes a significant number of globally observed holidays. The fourth quarter is generally expected to be the strongest of the year. Despite this newly defined aspect of seasonality, we expect favorable year-over-year comparisons for both original and acquired businesses throughout fiscal year 2005.


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

B.       PRINCIPAL PRODUCTS

         Polycold manufactures and sells a line of low temperature refrigeration systems in the -40 to -203 Celsius range. Polycold's refrigeration systems are used in a wide variety of high tech and industrial applications, including optical coating, semiconductor manufacturing, magnetic media, decorative coating, flat panel displays, detector cooling and roll/web coating.

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

                           We believe that a substantial market for FCL
                  technology exists at transmission voltage levels of 138 kV and higher, based on extensive discussions with a number of electric utility industry representatives. SuperPower has developed patented Matrix Fault Current Limiter (MFCL) technology, and has initiated a program to develop, design, manufacture and demonstrate a 138 kV HTS MFCL. In November 2002, we received a commitment of $600,000 from the Electric Power Research Institute ("EPRI") for the MFCL project. In July 2003, the U.S. Department of Energy awarded SuperPower $6.1 million under the SPI program to support the development of the MFCL. We also reached agreement with Nexans SuperConductors, GmbH in August 2003 to participate in this project and supply the HTS melt cast elements used in the MFCL. Nexans is a global leader in the fiber optics and electric power cable industries, and in superconductivity research and development. A scaled prototype MFCL has been built, and will undergo proof-of-concept testing during fiscal year 2005.

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

C.       MARKETING

         The Company intends to reach the electric utility and defense industry marketplaces via strategic relationships with major multi-national, brand recognized electrical equipment OEM's and material/component suppliers. Under our cable project agreements with SEI and BOC, we have a first right to supply 2G conductor for HTS cable demonstration projects in North America and/or the U.K. and we have also agreed to explore other cable opportunities in North America and/or the U.K. Nexans and SuperPower have agreed to an exclusive five-year arrangement for the design, development, manufacture and marketing of the MFCL in a defined field of use, assuming the successful completion of the current development agreement. SuperPower has agreed to negotiate in good faith with SEI, BOC and Nexans to establish commercial relationships to manufacture and sell products. However, there can be no assurance that any such relationships will be consummated. Notwithstanding our strategic relationships with SEI, BOC, Nexans and Waukesha Electric Systems, we intend to entertain additional strategic partners covering material supply and device integration in the interest of improving overall competitiveness. There can be no assurance that such strategic partners will be found, or that such partners will be successful in bringing any of our products to market.

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

         MRI Devices also owns an approximately 50,000 square foot office and manufacturing facility in Gainesville, Florida. Effective with the acquisition of MRID on July 16, 2004 the Company assumed a term loan due in 2007. The term loan bears interest at 5.85 % and is unsecured except for a negative pledge not to use the Florida facility as collateral for any other financing. As of May 30, 2004, $2.8 million was due on the loan of which $223,000 was payable within one year, none of which was included in our financial statements.

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


                                                                       Closing Prices
                                                                       --------------

-------------------------------------------------------------------------------------------------------------
Fiscal Year 2004                                                             High                        Low
----------------                                                             ----                        ---
-------------------------------------------------------------------------------------------------------------
Quarter Ended August 24, 2003                                               15.94                      10.64
-------------------------------------------------------------------------------------------------------------
Quarter Ended November 23, 2003                                             16.92                      13.70
-------------------------------------------------------------------------------------------------------------
Quarter Ended February 22, 2004                                             18.06                      14.40
-------------------------------------------------------------------------------------------------------------
Quarter Ended May 30, 2004                                                  19.66                      15.63
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Fiscal Year 2003
-------------------------------------------------------------------------------------------------------------
Quarter Ended August 25, 2002                                               16.63                       7.71
-------------------------------------------------------------------------------------------------------------
Quarter Ended November 24, 2002                                             13.49                       9.22
-------------------------------------------------------------------------------------------------------------
Quarter Ended February 23, 2003                                             14.64                      10.56
------------------------------------------------------- -------------------------- --------------------------
Quarter Ended May 25, 2003                                                  13.31                      10.07
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
--------------------------------------------------------------------------------------------------------------------------
Per common share:
--------------------------------------------------------------------------------------------------------------------------
  Basic                                     (c) .59           (c) .60          (c) .84           (c) .48          (c) .32
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
  Diluted                                   (c) .58           (c) .58          (c) .80           (c) .45          (c) .30
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

(c) Net income (loss) per common share has been restated to give effect to the three for two stock split distributed on August 17, 2004 to shareholders of record on July 23, 2004.

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

         On May 17, 2004, we entered into a definitive agreement to acquire privately held MRI Devices Corporation ("MRID") and on July 16, 2004, we completed this acquisition. MRID is a leading manufacturer of RF coils for MRI systems. As a result of the acquisition, MRID became a wholly-owned subsidiary of the Company. The purchase price consisted of $45 million in cash, a three-year $5 million promissory note and 2,459,724 shares of Company common stock. The number of shares paid to MRID's shareholders was based on the twenty day average closing price of Intermagnetics' common stock prior to the closing, which was approximately $22.05 per share. Fifty percent of the stock is restricted from sale for two years and the other fifty percent for three years. The cash portion of the consideration was financed through our $130 million credit facility. The acquisition of MRID further expands our high value added product portfolio serving the MRI market. In addition, we expect to expand sales of MRID's products through our direct sales force, which is significantly larger than MRID's direct sales force.

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

         Product Research and Development increased $450,000 or 3.6% to $12.9 million during fiscal 2004. This increase primarily resulted from increased spending on various High Temperature Superconducting ("HTS") projects of about $1.1 million in our Energy Technology segment, partially offset by a decline in spending in our Instrumentation segment of $324,000 as resources were reallocated to existing product enhancements. In the MRI segment, spending decreased $2.2 million as third party funding increased for continued development on magnet systems, partially offset by new product development costs at IGC-Medical Advances. Our Medical Devices segment contributed $1.9 million towards new product development. It is important to note our development activities in all segments increased through third party funding. During fiscal 2003 research and development decreased $2.4 million or 16.1% to $12.5 million. Included in this decline was $1.8 million of research and development incurred in the prior year related to divested businesses. The remaining decline of $600,000 was related primarily to decreased spending, as development programs mostly in the MRI segment began the transition into manufacturing. Most other segments were flat compared to fiscal 2003. During fiscal 2002 product research and development was $14.9 million.

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

         Interest and other expense during fiscal 2004 increased $759,000 to $1.3 million. This increase is primarily driven by the interest expense from the $67 million of proceeds borrowed under our $130 million unsecured credit facility used to partially finance our acquisition of Invivo. As of May 30, 2004, $56.1 million was outstanding under this credit facility. Interest expense during fiscal 2003 decreased $159,000 or 24% to nearly $500,000. This decrease was related to the divesture of IGC-APD and its associated mortgage. During fiscal 2002 interest expense was $650,000.

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

         On February 5, 2002, the Company sold the stock of its subsidiaries IGC-APD Cryogenics, Inc. and IG-Europe, Ltd. The sale was subject to a stock purchase agreement between the Company and Sumitomo Heavy Industries, Ltd. ("SHI") of Japan dated January 7, 2002. The sale to SHI included only the helium related assets of these subsidiaries and the assumption of related liabilities. The purchase consideration was arrived at by arms length negotiation and consisted of $9.5 million in cash paid on February 5, 2002. The Company was also able to withdraw an additional $1.2 million in cash prior to closing. The net pretax gain from the sale was $10,000. The agreement included a six-year strategic supply agreement under which the Company will purchase from SHI shield coolers it requires internally, primarily for manufacturing superconducting magnet systems. The mixed-gas portion of the refrigeration systems business, previously conducted at IGC-APD, was transferred and integrated into Polycold. Additionally, the Company recorded stock based compensation expense of $528,000 related to the sale.

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

The following (unaudited) pro forma consolidated income statements have been prepared in accordance with SFAS No. 141 "Business Combinations" as if the acquisition of Invivo had occurred on May 27, 2002. In connection with the acquisition, the table below includes $2.5 million of acquisition related costs that would not have been incurred by either company had the acquisition not occurred:

                                   Fiscal Year Ended
                            -------------------------------
                              May 30,              May 25,
                                2004                2003
                            ----------          -----------

Net sales                   $  209,518          $   200,745
                            ==========          ===========

Net income                  $   17,367          $     9,108
                            ==========          ===========

Earnings per share:
  Basic                     $      .69          $       .37
                            ==========          ===========
  Diluted                   $      .68          $       .36
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

                                   Fiscal Year Ended
                            -------------------------------
                              May 30,              May 25,
                                2004                2003
                            ----------          -----------

Net sales                   $  209,518          $   200,745
                            ==========          ===========
Net income                  $   17,367          $    15,779
                            ==========          ===========

Earnings per share:
  Basic                     $      .69          $       .64
                            ==========          ===========
  Diluted                   $      .68          $       .62
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

         In certain instances, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104, on product that is complete and ready to ship for which our customer has requested a delay in delivery. In these cases, all the criteria for revenue recognition have been met including, but not limited to: the customer has a substantial business purpose, there is a fixed delivery date, title and risk of loss has transferred to our customer, the product is complete and ready for shipment, and the product has been segregated and is not available to be used to fill other orders. Upon notification from our customer the product is shipped to the stated destination. As of May 30, 2004, May 25, 2003 and May 26, 2002 these systems comprised approximately 0.0%, 2.7% and 1.1% of consolidated annual revenue, respectively.

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

Material Contracts


+        10.1     Employment Agreement dated July 23, 2002 between
                  Intermagnetics General Corporation and Glenn H. Epstein (8)
                  (Exhibit 10.1)

+        10.2     Employment Agreement dated October 19, 2001 between
                  Intermagnetics General Corporation and Philip J. Pellegrino
                  (8) (Exhibit 10.2)

+        10.3     1990 Stock Option Plan (4) (Appendix A)

#        10.4     Amended and Restated Agreements first dated April 29, 1999 between Philips Medical Systems Netherlands B.V. and
                  Intermagnetics General Corporation for sales of magnet systems

+        10.5     Employment Agreement dated April 20, 1998 between
                  Intermagnetics General Corporation and Carl H. Rosner (11)
                  (Exhibit 10.1)

+        10.6     Enhanced Benefit Plan (2) (Exhibit 10.10)

+        10.7     Executive Stock Purchase Plan (2) (Exhibit 10.11)

         10.8 Patent License Agreement dated June 30, 2000 between Intermagnetics General Corporation and Lucent Technologies GRL Corporation (6) (Exhibit 10.2)

+        10.9     2000 Stock Option and Stock Award Plan (7) (Appendix A)

+        10.10    Restricted Stock Unit Agreement between Intermagnetics General
                  Corporation and Glenn H. Epstein (9) (Exhibit 10.11)

+        10.11    Restricted Stock Unit Agreement between Intermagnetics General
                  Corporation and Leo Blecher (11) (Exhibit 10.12)

+        10.12    Restricted Stock Unit Agreement between Intermagnetics General
                  Corporation and Michael K. Burke (11) (Exhibit 10.13)

+        10.13    Restricted Stock Unit Agreement between Intermagnetics General
                  Corporation and Philip J. Pellegrino (11) (Exhibit 10.14)

+        10.14    Restricted Stock Unit Agreement between Intermagnetics General
                  Corporation and David E. Thielman (11) (Exhibit 10.15)


+        10.15    SuperPower Inc. Equity Compensation Plan (11) (Exhibit 10.16)

+        10.16    2003 Director Compensation Plan (11) (Exhibit 10.17)

*+       10.17    Restricted Stock Unit Agreement between Intermagnetics General
                  Corporation and Thomas J. O'Brien


Subsidiaries of the registrant

*        21       Subsidiaries of the Company

Consents of experts and counsel

*        23       Consent of PricewaterhouseCoopers LLP with respect to the
                  Registration Statements Numbers 2-80041, 2-94701, 33-2517,
                  33-12762, 33-12763, 33-38145, 33-44693, 33-50598, 33-55092,
                  33-72160, 333-10553, 333-42163, 333-75269 and 333-64822 on
                  Form S-8.

Certifications of Chief Executive Officer and Chief Financial Officer

*        31.1     Rule 13a-14(a)/15d-14(a) Certification (Chief Executive
                  Officer)

*        31.2     Rule 13a-14(a)/15d-14(a) Certification (Chief Financial
                  Officer)

*        32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as added by Section 906 of the Sarbanes-Oxley
                  Act of 2002.

*        32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
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

                                            INTERMAGNETICS GENERAL CORPORATION


Date: October 4, 2004
                                            By: /s/ Glenn H. Epstein
                                                --------------------------------
                                            Glenn H. Epstein
                                            Chairman and Chief Executive Officer


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


Name                                        Capacity                                    Date
----                                        --------                                    ----
/s/ Glenn H. Epstein                        Chairman and                            October 4, 2004
---------------------------------           Chief Executive Officer
   Glenn H. Epstein                         (principal executive
                                            officer)

/s/ Michael K. Burke                        Executive Vice President and            October 4, 2004
---------------------------------           Chief Financial
   Michael K. Burke                         Officer (principal financial
                                            and accounting officer)

/s/ John M. Albertine                       Director                                October 4, 2004
---------------------------------
   John M. Albertine

/s/ Larry G. Garberding                     Director                                October 4, 2004
---------------------------------
   Larry G. Garberding

/s/ Michael E. Hoffman                      Director                                October 4, 2004
---------------------------------
   Michael E. Hoffman

/s/ James S. Hyde                           Director                                October 4, 2004
---------------------------------
   James S. Hyde

/s/ Thomas L. Kempner                       Director                                October 4, 2004
---------------------------------
  Thomas L. Kempner

/s/ Sheldon Weinig                          Director                                October 4, 2004
---------------------------------
  Sheldon Weinig


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



/S/ PRICEWATERHOUSECOOPERS LLP

Albany, NY
July 16, 2004
Except as to Note P for which
the Date is August 17, 2004.

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
                                                            ========    ========


INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)


                                                               May 30,      May 25,
                                                                2004         2003
                                                             ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                          $   4,171    $     284
  Accounts payable                                              10,242        9,276
  Salaries, wages and related items                             10,799        7,698
  Customer advances and deposits                                 1,302          544
  Product warranty reserve                                       3,189        1,466
  Accrued income taxes                                            --            821
  Other liabilities and accrued expenses                        11,753        4,156
                                                             ---------    ---------
    TOTAL CURRENT  LIABILITIES                                  41,456       24,245

LONG-TERM DEBT, less current portion                            57,635        4,384
DEFERRED INCOME TAXES                                           10,050        1,453
DERIVATIVE LIABILITY                                               225          469
COMMITMENTS AND CONTINGENCIES (See Note I)

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 40,000,000 shares
    Issued and outstanding (including shares in treasury):
      May 30, 2004 - 27,076,418 shares;
      May 25, 2003 - 26,278,143 shares                           2,707        2,630
  Additional paid-in capital                                   146,153      138,930
  Notes receivable from employees                               (3,421)      (3,725)
  Retained earnings                                             44,944       30,084
  Accumulated other comprehensive loss                            (134)        (514)
                                                             ---------    ---------
                                                               190,249      167,405
  Less cost of Common Stock in treasury
    May 30, 2004 - 1,789,317 shares;
    May 25, 2003 - 1,668,896 shares                            (14,680)     (12,901)
                                                             ---------    ---------
                                                               175,569      154,504
                                                             ---------    ---------


    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 284,935    $ 185,055
                                                             =========    =========



See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

                                                         Fiscal Year Ended
                                               -----------------------------------
                                                May 30,       May 25,      May 26,
                                                 2004          2003         2002
                                               ---------    ---------    ---------

Net sales                                      $ 164,447    $ 147,405    $ 153,294

Cost of products sold                             95,662       90,018       91,393
                                               ---------    ---------    ---------

Gross margin                                      68,785       57,387       61,901

Product research and development                  12,940       12,490       14,855
Selling, general and administrative               29,021       19,076       24,883
Stock based compensation                             575          563          539
Amortization of intangible assets                  3,145        1,841        1,979
                                               ---------    ---------    ---------
                                                  45,681       33,970       42,256
                                               ---------    ---------    ---------

Operating income                                  23,104       23,417       19,645
Interest and other income                            790        1,491        1,957
Interest and other expense                        (1,252)        (493)        (652)
Gain (loss) on available-for-sale securities         114       (2,108)         230
Gain on litigation settlement                                     537
Gain on sale of division                                                    15,385
Write down of investments                                                   (6,290)
                                               ---------    ---------    ---------
Income before income taxes                        22,756       22,844       30,275
Provision for income taxes                         7,896        7,927        9,686
                                               ---------    ---------    ---------

NET INCOME                                     $  14,860    $  14,917    $  20,589
                                               =========    =========    =========

Net Income per Common Share:
  Basic                                        $     .59    $     .60    $     .84
                                               =========    =========    =========
  Diluted                                      $     .58    $     .58    $     .80
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


                                                                                  Accumulated                 Notes
                                                          Additional  Retained       Other                  Receivable
                                                 Common    Paid-in    (Deficit)  Comprehensive  Treasury       from    Comprehensive
                                                 Stock     Capital    Earnings   Income (Loss)    Stock     Employees  Income (Loss)
                                               ---------- ---------- ---------- --------------  ---------   ---------- -------------


BALANCES AT MAY 27, 2001                           $2,503  $ 127,305   $ (5,422)    $  (2,047)   $ (5,821)    $ (1,501)

Comprehensive income:
  Net income                                                             20,589                                         $    20,589
  Reclassification adjustments - write down
       of investments                                                                   1,583                                 1,583
  Reclassification adjustments - available
       for sale securities                                                               (311)                                 (311)
  Reclassification adjustments - foreign
       currency translation                                                             1,051                                 1,051
  Unrealized loss on available for sale
       securities, net                                                                   (750)                                 (750)
  Unrealized gain on foreign currency
       translation                                                                       (164)                                 (164)
  Transitional adjustment - on derivatives                                               (128)                                 (128)
  Loss on derivative                                                                     (140)                                 (140)
                                                                                                                        -----------
    Total comprehensive income                                                                                          $    21,730
                                                                                                                        ===========
Net repayments                                                                                                     702
Tax benefit from exercise of stock options                     3,690
Stock based compensation                                       1,928
Issuance of 959,375 shares of Common Stock,
  including exercise of stock options and
  sale of 11,510 shares to IGC Savings Trust           96      4,251
Treasury stock, upon exercise of stock options                   231                                 (231)
Stock dividend adjustment of (182) shares
  and payments for fractional shares                             (20)
                                               ---------- ---------- ---------- -------------   ---------     --------
BALANCES AT MAY 26, 2002                            2,599    137,385     15,167          (906)     (6,052)        (799)

Comprehensive income:
  Net income                                                             14,917                                              14,917
  Unrealized loss on available-for-sale
       securities, net of tax                                                              10                                    10
  Minimum pension liability adjustment                                                   (209)                                 (209)
  Reclassification adjustment -
       available-for-sale securities                                                      628                                   628
  Loss on derivative, net of tax benefit                                                  (37)                                  (37)
                                                                                                                        -----------
    Total comprehensive income                                                                                          $    15,309
                                                                                                                        ===========
Tax benefit from exercise of stock options                       126
Loans to employees for purchase of common stock                                                                 (2,926)
Issuance of 307,955 shares of Common Stock,
    related to exercises of stock options              31      1,091
Treasury stock, upon exercise of stock options                   328                                 (328)
Treasury stock purchase                                                                            (6,521)
                                               ---------- ---------- ---------- -------------   ---------     --------
BALANCES AT MAY 25, 2003                            2,630    138,930     30,084          (514)    (12,901)      (3,725)

Comprehensive income:
  Net income                                                             14,860                                              14,860
  Gain on derivatives, net of tax benefit                                                 323                                   323
  Minimum pension liability adjustment                                                     65                                    65
  Unrealized loss on foreign currency
       translation                                                                         (8)                                   (8)
                                                                                                                        -----------
    Total comprehensive income                                                                                          $    15,240
                                                                                                                        ===========
Issuance of 768,671 shares of Common Stock,
  related to exercises of stock options and
  stock based compensation                             77      3,730
Repayments of notes receivable                                                                                     304
Tax benefit from exercise of stock options                     3,493
Treasury stock purchase                                                                               (60)
Treasury stock, upon exercise of stock options                                                     (1,719)

                                               ---------- ---------- ---------- -------------   ---------     --------
BALANCES AT MAY 30, 2004                           $2,707  $ 146,153   $ 44,944        $ (134)   $(14,680)    $ (3,421)
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

The following (unaudited) pro forma consolidated income statements have been prepared in accordance with SFAS No. 141 "Business Combinations" as if the acquisition of Invivo had occurred on May 27, 2002. The table below includes $2.5 of acquisition related costs that would not have been incurred by either company had the acquisition not occurred:


                                    Fiscal Year Ended
                                -------------------------
                                  May 30,       May 25,
                                    2004          2003
                                -----------   -----------
Net sales                       $   209,518   $   200,745
                                ===========   ===========

Net income                      $    17,367   $     9,108
                                ===========   ===========

Earnings per share:
  Basic                         $       .69   $       .37
                                ===========   ===========
  Diluted                       $       .68   $       .36
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

On February 5, 2002, the Company sold the stock of its subsidiaries IGC-APD Cryogenics, Inc. and IG-Europe, Ltd. The sale was subject to a stock purchase agreement between the Company and Sumitomo Heavy Industries, Ltd. (SHI) of Japan dated January 7, 2002. The sale to SHI included only the helium related business. The purchase consideration was arrived at by arms length negotiation and consisted of $9.5 million in cash paid on February 5, 2002. The Company was also able to withdraw an additional $1.2 million in cash prior to closing. The net pretax gain from the sale was $10,000. The agreement includes a six-year strategic supply agreement under which the Company will purchase from SHI shield coolers it requires internally, primarily for manufacturing superconducting magnet systems. The mixed-gas portion of the refrigeration systems business previously conducted at IGC-APD was transferred and integrated into IGC-Polycold, Inc. Additionally, the Company recorded a $540,000 environmental remediation liability and stock based compensation expense of $528,000 in fiscal 2002 related to the sale.

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



NOTE E - SHAREHOLDERS EQUITY

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

The company has established three stock option plans: the 1981 Stock Option Plan, the 1990 Stock Option Plan, and the 2000 Stock Option and Stock Award Plan. A total of 5,503,370 shares had been authorized for grant under the 1990 plan and 3,051,000 shares have been authorized under the 2000 Plan. All remaining grants under the 1981 Plan were exercised during the year ended May 28, 2000. Options granted under the 1990 and 2000 Stock Option and Stock Award Plans have lives ranging from three to ten years and vest over periods ranging from one to five years.


Option activity under these plans was as follows:

                                                                                          Fiscal Year Ended
                                               -------------------------------------------------------------------------------------
                                                      May 30, 2004                    May 25, 2003                  May 26, 2002
                                               ---------------------------    -------------------------       ----------------------
Outstanding, beginning of year                 2,322,478        $    9.574     2,672,273        $ 8.937       3,033,678     $  6.217
Granted                                          205,500            17.520       186,282         12.533         672,819       16.848
Exercised                                       (808,350)            5.549      (275,412)         3.825        (966,477)       5.872
Forfeited                                        (53,598)           15.025      (260,665)        11.233         (67,747)       9.370
                                               ---------                      ----------                      ---------

Outstanding, end of year                       1,666,030            12.332     2,322,478          9.574       2,672,273        8.937
                                               =========                      ==========                      =========

Exercisable, end of year                         942,345        $    9.870     1,470,341        $ 6.929       1,202,049     $  5.831
                                               =========                      ==========                      =========



                                                                                           May 30, 2004
                                                             ---------------------------------------------------------------------
                                                                      Options Outstanding                   Options Exercisable
                                                             -------------------------------------------  ------------------------
                                                                            Weighted       Weighted                       Weighted
                                                                             Average        Average                        Average
                            Range of Option                    Number       Exercise      Remaining         Number        Exercise
                            Exercise Prices                  Outstanding     Price      Contractual Life  Exercisable      Price
                                                             ----------    ----------   ----------------  -----------    ---------
                           $3.8073 - $4. 2760                    36,959    $   3.8749            3.9          33,807     $ 3.8701
                           $4.2761 - $6.4140                    455,868        5.0051            1.5         436,625       4.9670
                           $6.4141 - $8.5520                     11,822        7.0283            1.6          11,822       7.0283
                           $8.5521 - $10.6900                    15,305        9.1317            1.9          13,728       9.0371
                          $10.6901 - $12.8280                   144,035       11.3101            7.3          54,041      11.2503
                          $12.8281 - $14.9660                   205,786       13.6200            7.2         118,629      13.7034
                          $14.9661 - $17.1040                   439,872       15.9250            7.7         183,474      15.9056
                          $17.1041 - $19.2420                   327,137       17.9455            8.3          74,763      17.7590
                          $19.2421 - $20.9347                    29,246       20.1889            7.2          15,456      20.3702
                                                             ----------    ----------   ----------------    --------     --------
                                                              1,666,030    $  12.3221            5.9         942,345     $ 9.8702
                                                             ==========                                     ========

In connection with the license of patent rights, the Company issued warrants to purchase 157,590 shares of its Common Stock at a price of $12.65 per share. These warrants were valued at $1,097,000, which was capitalized as part of the cost of the patent rights.

Following are the shares of Common Stock reserved for issuance and the related exercise prices for outstanding stock options, restricted stock awards, and warrants at May 30, 2004:

                                                                                                  Number    Exercise Price
                                                                                                of Shares     Per Share
                                                                                                ---------   -------------
2000 Stock Option and Stock Award Plan:
    Restricted Stock Awards                                                                     1,264,302           $0.00
    Stock Options                                                                               1,110,836   $10.74-$20.93
1990 Stock Option Plan                                                                            555,194    $3.81-$17.40
Warrants                                                                                          157,590          $12.65
                                                                                                ---------
Shares reserved for issuance                                                                    3,087,922
                                                                                                =========

The following pro forma net income and earnings per share information has been determined as if the Company had accounted for stock-based compensation awarded under its stock option plans using the fair value-based method.


(Dollars in Thousands, Except Per Share Amounts)
                                                                                  Fiscal Year Ended
                                                                          ---------------------------------------
                                                                          May 30,         May 25,         May 26,
                                                                           2004             2003            2002
                                                                          ---------------------------------------
Net income (as reported)                                                  $14,860         $14,917         $20,589
  Add recorded non-cash stock compensation                                    375             368             367
  Less non-cash stock compensation under SFAS No. 123, net of tax          (2,345)         (2,211)         (2,329)
                                                                          -------         -------         -------
Pro forma Net Income                                                      $12,890         $13,074         $18,627
Earnings per Common Share (as reported):
   Basic                                                                  $  0.59         $  0.60         $  0.84
                                                                          =======         =======         =======
   Diluted                                                                $  0.58         $  0.58         $  0.80
                                                                          =======         =======         =======
Earnings per Common Share (pro forma):
   Basic                                                                  $  0.51         $  0.53         $  0.76
                                                                          =======         =======         =======
   Diluted                                                                $  0.51         $  0.51         $  0.72
                                                                          =======         =======         =======

The weighted average fair value of each option granted under the 1990 Stock Option Plan and the 2000 Stock Option and Award Plan during fiscal years 2004, 2003 and 2002 was $12.301, $8.377, and $10.431, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes Model with the following weighted average assumptions. The risk-free interest rates for fiscal years 2004, 2003 and 2002 were 4.7%, 3.0%, and 3.2%, respectively. The expected volatility of the market price of the Company's Common Stock for fiscal years 2004, 2003 and 2002 grants was 65.1%, 68.6%, and 73.3%, respectively. The expected average term of the granted options for fiscal years 2004, 2003 and 2002 was 7.9 years, 7.1 years, and 5.1 years, respectively. There was no expected dividend yield for the options granted for fiscal years 2004, 2003 and 2002.

During the year ended May 30, 2004, the Company issued 26,001 shares of Common Stock at a fair market value of $16.75 per share as compensation to the Board of Directors. During the year ended May 25, 2003, the Company issued 28,872 shares of Common Stock at a fair market value of $12.67 per share as compensation to the Board of Directors. During the year ended May 26, 2002 the Company issued 23,634 shares of Common Stock at a fair market value of $17.51 per share as compensation to the Board of Directors.

Equity compensation plan information follows:

                                               EQUITY COMPENSATION PLAN INFORMATION

                                                                                                       Number of securities
                                                                                                     remaining available for
                                               Number of securities to be       Weighted-average      future issuance under
                                                 issued upon exercise of      exercise price of     equity compensation plans
                                                  outstanding options,        outstanding options,    (excluding securities
                                                  warrants and rights.        warrants and rights.   reflected in column (a))
                                               ----------------------------   -------------------------------------------------
               Plan Category                               (a)                       (b)                       (c)
--------------------------------------------   ----------------------------   -------------------   ---------------------------
Equity compensation plans
     approved by shareholders.....                      2,949,922                  $ 7.277                    672,855

Equity compensation plans
     not approved by shareholders.....
                  New Hire Incentive Plan                 138,000                    none                       none


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

NOTE H - PER SHARE INFORMATION

The following table provides calculations of basic and diluted earnings per share:

(Dollars in Thousands, Except Per Share Amounts)
                                                                       Fiscal Year Ended
                                                    ------------------------------------------------------
                                                     May 30, 2004        May 25, 2003        May 26, 2002
                                                    ---------------    ---------------    ----------------
Income available to
  Common shareholders                                      $ 14,860           $ 14,917            $ 20,589
                                                    ===============    ===============    ================

Weighted average shares                                  25,046,718         24,778,728          24,504,272

Dilutive potential Common
  Shares:
     Warrants                                                29,277                                 47,106
     Stock Options and Awards                               417,384            738,908           1,321,541
                                                    ---------------    ---------------    ----------------
Adjusted weighted average
  shares                                                 25,493,379         25,517,636          25,872,919

Net income (loss) per Common Share:
     Basic                                                   $ 0.59             $ 0.60              $ 0.84
                                                    ===============    ===============    ================
     Diluted                                                 $ 0.58             $ 0.58              $ 0.80
                                                    ===============    ===============    ================

As of May 30, 2004 the Company had 1,218,000 shares of restricted stock, net of forfeitures, outstanding to key employees. These shares are restricted units, which will convert into common stock only upon the achievement of compounded growth in the Company's pre-tax diluted earnings per share greater than eight percent over the next five fiscal years. The vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 15%, 20% and 65%, respectively. In the current year the stock is not considered dilutive, as the performance criteria has not been met. The Company will record expense for the restricted stock when management determines it will be probable that the performance targets will be met. At that time the expense will be recorded and treated as variable through the date that the restriction lapses. Additional shares of restricted stock may be granted to newly hired key employees.

As of May 30, 2004 the Company had granted 20,802 shares of restricted stock to the Board of Directors. These shares are vesting over a five year time frame at 10%, 10%, 10%, 10%, and 60%, respectively. For the fiscal year ended 2004, 2003 and 2002 the Company had recorded expense of $22,500, $7,500, and $0 respectively.

As of May 30, 2004 the Company had outstanding 25,500 shares of restricted stock to certain employees. These shares are vesting over time ranging from 1 to 3 years. For the fiscal year ended 2004, 2003, and 2002 the Company had recorded expense of $135,000, $88,000 and $32,000, respectively.

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
                                       =====            =======              =====            =======          =======


NOTE M - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for fiscal 2004 and 2003 are as follows:



(Dollars in Thousands, Except Per Share Amounts)
                                                                                                     Earnings Per:
                                                                                        -------------------------------------
                                 Net                Gross                 Net                Basic              Diluted
                                Sales               Margin               Income              Share               Share
                           -----------------   -----------------    -----------------   -----------------   -----------------
2004 Quarter Ended
      August 24, 2003          $ 22,269            $  8,485              $   262              $ 0.01              $ 0.01
      November 23, 2003        $ 39,894            $ 15,578              $ 4,410              $ 0.18              $ 0.17
      February 22, 2004        $ 43,133            $ 18,442              $ 4,281              $ 0.17              $ 0.17
      May 30, 2004             $ 59,151            $ 26,280              $ 5,907              $ 0.23              $ 0.23

2003 Quarter Ended
      August 25, 2002          $ 35,180            $ 13,600              $ 3,668              $ 0.15              $ 0.14
      November 24, 2002        $ 36,664            $ 14,143              $ 2,655              $ 0.11              $ 0.10
      February 23, 2003        $ 37,837            $ 14,631              $ 4,219              $ 0.17              $ 0.17
      May 25, 2003             $ 37,724            $ 15,013              $ 4,375              $ 0.18              $ 0.17



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

NOTE P - STOCK SPLIT

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

NOTE Q - SUBSEQUENT EVENTS

On July 16, 2004, the Company completed its purchase of MRI Devices Corporation ("MRID"), a privately held company. MRID is a leading manufacturer of radio frequency (RF) coils for magnetic resonance imaging (MRI) systems. As a result of the acquisition, MRID became a wholly-owned subsidiary of the Company. The deal was structured as a cash and stock transaction which included a $45 million cash payment, a three-year $5 million promissory note and 2,459,724 shares of Company common stock with a value of about $52.1 million based on the average closing price of the stock for two days prior to and after the measurement date. Fifty percent of the stock is restricted from sale for two years and the other fifty percent for three years. The cash portion of the consideration was financed through the Company's credit facility that was recently amended to expand the aggregate committed amount by $30 million to $130 million. Management believes that, in addition to the financial benefits, the acquisition of MRID will provide an expanded high value add product portfolio that will serve the broader MRI market. In addition, this acquisition is expected to benefit from the world-class sales team that the Company assumed in its acquisition of Invivo Corp. effective January 27, 2004.

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