Form 10-Q/A
period 2004-08-29
INTERMAGNETICS GENERAL CORP
filed 2005-01-04
CIK 351012

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Back to Contents

INTERMAGNETICS GENERAL CORPORATION
Explanatory Note

This amendment on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the period ended August 29, 2004, as initially filed with the Securities and Exchange Commission on October 8, 2004.

Part I - Item 4 - Controls and Procedures, has been amended in this filing to include the revised Item 307 of Regulation S-K language in accordance with Rule 33-8238.

There were no other changes to this Form 10-Q.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b) Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

INTERMAGNETICS GENERAL CORPORATION

Dated: January 4, 2005	By:	/s/ Glenn H. Epstein

Glenn H. Epstein Chairman and Chief Executive Officer

	By:	/s/ Michael K. Burke

Dated: January 4, 2005		Michael K. Burke Executive Vice President and Chief Financial Officer