Form 10-Q
period 2004-11-28
INTERMAGNETICS GENERAL CORP
filed 2005-01-07
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended November 28, 2004
                                               -----------------

                                       or

[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
            Exchange Act of 1934 for the transition period from ______ to ______

                         Commission file number 1-11344
                                                -------

                       INTERMAGNETICS GENERAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                 14-1537454
         -------------------------------                 -------------------
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



              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

                               Yes __x__ No ____.

As of December 20, 2004, the registrant had 28,007,472 shares of $.10 par value Common Stock outstanding.

                                     INTERMAGNETICS GENERAL CORPORATION

                                                  CONTENTS


PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements:
         Consolidated Balance Sheets - November 28, 2004 and May 30, 2004................................3

         Consolidated Income Statements - Three and Six Months Ended
           November 28, 2004 and November 23, 2003.......................................................5

         Consolidated Statements of Cash Flows - Six Months Ended
             November 28, 2004 and November 23, 2003.....................................................6

         Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
           Six Months Ended November 28, 2004 ...........................................................7

         Notes to Consolidated Financial Statements......................................................8

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................................20

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................30

Item 4:  Controls and Procedures........................................................................30


PART II - OTHER INFORMATION.............................................................................31


SIGNATURES..............................................................................................33

CERTIFICATIONS..........................................................................................34

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                                            November 28,       May 30,
                                                                                2004            2004
                                                                            ------------      --------
ASSETS

  Cash and cash equivalents                                                   $  2,756        $ 11,868
  Trade accounts receivable, less allowance
    (November 28, 2004 - $1,198; May 30, 2004 - $849)                           66,055          41,218
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                              124             127
  Inventories:
    Consigned products                                                           1,766           1,822
    Finished products                                                            4,959           2,969
    Work in process                                                              9,470           8,291
    Materials and supplies                                                      19,823          13,955
                                                                              --------        --------
                                                                                36,018          27,037
  Deferred income taxes                                                          4,333           4,333
  Prepaid expenses and other                                                     5,877           4,608
  Income tax receivable                                                          3,414           4,285
                                                                              --------        --------
    TOTAL CURRENT ASSETS                                                       118,577          93,476

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                          2,128           1,628
  Buildings and improvements                                                    19,248          14,972
  Machinery and equipment                                                       53,906          48,692
  Leasehold improvements                                                         4,476           4,425
                                                                              --------        --------
                                                                                79,758          69,717
  Less accumulated depreciation and amortization                                35,319          32,981
                                                                              --------        --------
                                                                                44,439          36,736

INTANGIBLE AND OTHER ASSETS
  Goodwill                                                                     176,590         118,816
  Other intangibles, less accumulated amortization
     (November 28, 2004 - $13,629; May 30, 2004 - $10,605)                      55,832          32,491
  Derivative asset                                                                 238             253
  Other assets                                                                   3,079           3,163
                                                                              --------        --------

    TOTAL ASSETS                                                              $398,755        $284,935
                                                                              ========        ========

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                                            November 28,        May 30,
                                                                                2004             2004
                                                                            ------------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                           $  8,244         $  4,171
  Accounts payable                                                              17,057           10,242
  Salaries, wages and related items                                             13,112           10,799
  Customer advances and deposits                                                 1,861            1,302
  Product warranty reserve                                                       3,179            3,189
  Other liabilities and accrued expenses                                         9,978           11,753
                                                                              --------         --------
    TOTAL CURRENT  LIABILITIES                                                  53,431           41,456

LONG-TERM DEBT, less current portion                                            80,205           57,635
DEFERRED INCOME TAXES                                                           20,605           10,050
NOTE PAYABLE                                                                     5,000
DERIVATIVE LIABILITY                                                               129              225

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 80,000,000 shares
    Issued (including shares in treasury):
      November 28, 2004 - 29,868,980 shares;
      May 30, 2004 - 27,076,418 shares                                           2,987            2,707
  Additional paid-in capital                                                   201,212          146,153
  Notes receivable from employees                                               (3,181)          (3,421)
  Retained earnings                                                             54,390           44,944
  Accumulated other comprehensive income (loss)                                    260             (134)
                                                                              --------         --------
                                                                               255,668          190,249
  Less cost of Common Stock in treasury
    November 28, 2004 - 1,869,335 shares;
    May 30, 2004 - 1,789,316 shares                                            (16,283)         (14,680)
                                                                              --------         --------
                                                                               239,385          175,569
                                                                              --------         --------


    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $398,755         $284,935
                                                                              ========         ========



See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                              Three Months Ended                      Six Months Ended
                                                      -----------------------------------     ---------------------------------
                                                        November 28,         November 23,     November 28,         November 23,
                                                           2004                 2003             2004                 2003
                                                      ----------------       ------------     ------------         ------------
Net revenues                                          $         75,156       $     39,894     $    134,904         $     62,163

Cost of revenues                                                39,946             24,316           72,680               38,100
                                                      ----------------       ------------     ------------         ------------

Gross margin                                                    35,210             15,578           62,224               24,063

Product research and development                                 6,384              2,759           11,508                5,667
Selling, general and administrative:
    Stock based compensation                                     1,566                155            2,693                  241
    Non-performance stock based compensation                     1,875                               1,875
    Other selling, general and administrative                   15,869              5,581           27,383               10,369
Amortization of intangible assets                                1,685                460            3,081                  921
Impairment of intangible assets                                    913                                 913
                                                      ----------------       ------------     ------------         ------------
                                                                28,292              8,955           47,453               17,198
                                                      ----------------       ------------     ------------         ------------

Operating income                                                 6,918              6,623           14,771                6,865
Interest and other income                                          211                238              413                  519
Interest and other expense                                      (1,120)              (107)          (2,134)                (229)
Adjustment to gain on prior period sale of division                                                  1,094
                                                      ----------------       ------------     ------------         ------------
Income before income taxes                                       6,009              6,754           14,144                7,155
Provision for income taxes                                       1,875              2,344            4,698                2,483
                                                      ----------------       ------------     ------------         ------------

NET INCOME                                            $          4,134       $      4,410     $      9,446         $      4,672
                                                      ================       ============     ============         ============

Net Income per Common Share:
  Basic                                               $           0.15       $       0.18     $       0.35         $       0.19
                                                      ================       ============     ============         ============
  Diluted                                             $           0.15       $       0.17     $       0.34         $       0.18
                                                      ================       ============     ============         ============


See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

                                                                                               Six Months Ended
                                                                                    --------------------------------------
                                                                                      November 28,         November 23,
                                                                                          2004                 2003
                                                                                    -----------------    -----------------
OPERATING ACTIVITIES
Net income                                                                                   $ 9,446              $ 4,672
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                              6,398                3,121
    Stock based compensation                                                                   2,693                  241
    Loss on sale and disposal of assets                                                          370                   22
    MRID profit sharing contribution                                                           1,875
    Impairment of intangible asset                                                               913
    Change in discount on note receivable                                                                             (41)
    Amortization of debt issuance costs                                                          149
    Adjustment to prior period gain on sale of division                                       (1,094)
    Change in operating assets and liabilities net of effects from the purchase of MRID:
      (Increase) decrease in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                             (12,979)               3,904
       Increase in inventories and prepaid expenses and other assets                          (2,750)              (3,004)
       Increase (decrease) in accounts payable and accrued expenses                            5,695               (1,077)
                                                                                    -----------------    -----------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  10,716                7,838

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                                    (4,399)              (2,374)
Collection of note receivable                                                                                       4,000
Purchase of Invivo, net of cash acquired                                                         (99)
Purchase of MRID, net of cash acquired                                                       (38,317)
Investment in patent and production rights                                                      (536)
Cash in lieu of fractional shares                                                                (10)
                                                                                    -----------------    -----------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                      (43,361)               1,626

FINANCING ACTIVITIES
Proceeds from sale of Common Stock, including exercise of stock options                          850                2,786
Proceeds from employees - Executive Stock Purchase Plan                                          240                  304
Purchase of Treasury Stock                                                                    (1,603)              (1,779)
Payment to obtain debt financing                                                                (155)
Proceeds from long term borrowings                                                            45,000
Principal payments on note payable and long-term debt                                        (21,140)                (139)
                                                                                    -----------------    -----------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 23,192                1,172

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          341
                                                                                    -----------------    -----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (9,112)              10,636

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              11,868               88,514
                                                                                    -----------------    -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $ 2,756             $ 99,150
                                                                                    =================    =================

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Issuance of note payable as consideration for purchase of MRID due in 2007                   $ 5,000
                                                                                    =================

See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
For Six Months Ended November 28, 2004
(Dollars in Thousands)
(Unaudited)

                                                                                    Accumulated                  Notes
                                                            Additional                 Other                  Receivable    Compre-
                                                  Common     Paid-in     Retained   Comprehensive  Treasury      from       hensive
                                                  Stock      Capital     Earnings   Income (Loss)    Stock     Employees    Income
                                                 ---------  ----------  ------------------------------------- ----------- ---------
BALANCES AT MAY 30, 2004                          $ 2,707   $ 146,153   $ 44,944         $ (134)   $ (14,680)   $ (3,421)

Comprehensive income:
   Net income                                                              9,446                                              9,446
   Gain on derivatives, net of tax benefit                                                   53                                  53
   Unrealized gain on foreign currency
     translation                                                                            341                                 341
                                                                                                                          ---------
         Total comprehensive income                                                                                          $9,840
                                                                                                                          =========
Issuance of 331,673 shares of Common Stock,            34         816
  related to exercises of stock options and
  stock based compensation
Issuance of 2,460,889 shares for purchase of MRID     246      51,851
Repayments of notes receivable                                                                                       240
Restricted Stock                                                2,402
Cash in lieu of fractional shares                                 (10)
Treasury stock, upon exercise of stock options                                                        (1,603)

                                                 ---------  ----------  ---------  -------------   ---------- -----------
BALANCES AT NOVEMBER 28, 2004                     $ 2,987   $ 201,212   $ 54,390          $ 260    $ (16,283)   $ (3,181)
                                                 =========  ==========  =========  =============   ========== ===========

See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position at November 28, 2004 and the results of its operations, cash flows and changes in shareholders' equity for the periods presented. The results for the three and six months ended November 28, 2004 are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements for the year ended May 30, 2004, filed on Form 10-K and Form 10-K/A on August 13, 2004 and October 12, 2004, respectively.

         It is the Company's policy to reclassify prior period consolidated financial statements to conform to current year presentation.

Note B - Acquisition

           On July 16, 2004, the Company completed its purchase of MRI Devices Corporation ("MRID"), a privately held company. MRID is a leading manufacturer of radio frequency (RF) coils and related sub-systems for magnetic resonance imaging (MRI) systems. As a result of the acquisition, MRID became a wholly-owned subsidiary of the Company. The deal was structured as a cash and stock transaction which included a $45.0 million cash payment, a three-year $5 million promissory note and 2,460,889 shares of Company common stock, of which about 88,500 shares (the "Plan Shares") were allocated to fund an employee benefit plan for MRID employees. The value of the Plan Shares of about $1.9 million was recorded as compensation expense as a result of accelerating the vesting requirements during the three months ended November 28, 2004. The remaining 2,372,389 shares were issued as consideration with a value of $50.2 million based on the average closing stock price for two days prior to and after the measurement date which was determined to be June 9, 2004 in accordance with Emerging Issues Task Force (EITF) No. 99-12. Fifty percent of the stock is restricted from sale for two years and the other fifty percent for three years. The cash portion of the consideration was financed through our credit facility that was amended effective May 2004 to expand the aggregate committed amount by $30 million to $130 million. MRID's results of operations have been included in our consolidated financial statements since the date of acquisition of July 16, 2004. Management believes that, in addition to the financial benefits, the acquisition of MRID will provide an expanded high value add product portfolio that will serve the broader MRI market. In addition, Intermagnetics expects to add incremental value to this acquisition through the integration with the global sales team that the Company assumed in its acquisition of Invivo Corp. effective January 27, 2004. The following represents the initial allocation of the total purchase price to the assets acquired and liabilities assumed:

                                                                                 (In thousands)
                                                                                 --------------
Consideration:

      Cash paid to MRID shareholders                                             $       44,177
      Issuance of Intermagnetics Common Stock to MRID Shareholders
         (2,372,389 shares at $21.17)                                                    50,222
      Promissory note payable (payable in three years from closing date)                  5,000
      Transaction costs paid                                                                983
                                                                                 --------------
              Total purchase price                                               $      100,382
                                                                                 ==============

Allocated to:
      Working capital, less inventory                                            $       14,903
      Inventory                                                                           7,351
      Property and equipment                                                              6,991
      Deferred tax liability                                                            (10,555)
      Long-term debt                                                                     (2,783)
      Intangible assets:
              Trade name/Trademarks                                                         970
              Product trade name                                                          3,290
              Original equipment manufacturer customer (OEM) relationships                9,300
              Know-how and core technology                                               11,280
              Product technology and design                                               1,960
      Goodwill                                                                           57,675
                                                                                 --------------
      Total                                                                      $      100,382
                                                                                 ==============

         The allocation of the purchase price is based on initial fair value estimates of the assets and liabilities acquired. The Company plans on finalizing the purchase price allocation from its acquisition of MRID by the end of its fiscal year which ends May 29, 2005.

         The following (unaudited) pro forma consolidated income statements have been prepared in accordance with SFAS No. 141 "Business Combinations" as if the acquisition of MRID occurred at the beginning of the earliest period presented:

                                      Six Months Ended
                         -------------------------------------------
                             November 28            November 23
                                2004                   2003
                         --------------------   --------------------
Net revenues                      $ 141,364              $ 118,804
                                  =========              =========

Net income                        $  10,102              $  10,105
                                  =========              =========

Earnings per share:
  Basic                           $    0.36              $    0.37
                                  =========              =========
  Diluted                         $    0.36              $    0.36
                                  =========              =========

         In the above pro forma consolidated income statements, net income for the six months ended November 28, 2004 includes $2.7 million of non-recurring charges net of tax which primarily consists of $1.2 million for a stock contribution made to a profit sharing plan for original MRID employees prior to change of control; about $600,000 for an impairment charge on the acquired MRID trade name; and about $900,000 for other acquisition related charges.

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

(Dollars in Thousands, Except Per Share Amounts)

                                                     Three Months Ended              Six Months Ended
                                              ----------------------------------    ------------------------------------
                                               November 28,       November 23,       November 28,        November 23,
                                                   2004               2003               2004                2003
                                              ---------------    ---------------    ----------------   -----------------
Income available to
  Common shareholders                         $        4,134     $        4,410     $         9,446    $          4,672
                                              ===============    ===============    ================   =================

Weighted average shares                           27,979,535         25,069,418          27,334,721          24,897,333

Dilutive potential Common
  Shares:
     Warrants                                         77,912             31,784              73,919              20,285
     Restricted stock                                  2,165              2,561                 677               1,515
     Stock options                                   418,901            578,364             391,868             523,260
                                              ---------------    ---------------    ----------------   -----------------
Adjusted weighted average
  shares                                          28,478,513         25,682,127          27,801,185          25,442,393

Net income per Common Share:
     Basic                                    $         0.15     $         0.18     $          0.35    $           0.19
                                              ===============    ===============    ================   =================
     Diluted                                  $         0.15     $         0.17     $          0.34    $           0.18
                                              ===============    ===============    ================   =================

         As of November 28, 2004 the Company had 1,294,650 shares of performance based restricted stock, net of forfeitures, outstanding to key employees. These shares are restricted units, which will convert into common stock only upon the achievement of compounded growth in the Company's pre-tax diluted earnings per share greater than eight percent over the next five fiscal years. For 1,131,000 of these shares, the vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 15%, 20% and 65% respectively. For 163,650 of these shares, the vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 0%, 40% and 60% respectively. In the current year, management has determined that it is probable that performance targets will be met, and has recognized expense in the three and six months ended November 28, 2004 of $1,421,000 and $2,402,000. Additional shares of restricted stock may be granted to newly hired key employees.

         As of November 28, 2004 the Company had granted 20,802 shares of restricted common stock to the Board of Directors. These shares are vesting over a 5 year timeframe at 10%, 10%, 10%, 10%, and 60%, respectively. For the three months ended November 28, 2004 and November 23, 2003 and the corresponding six months ended, the Company recognized expense of $7,500, $3,750 and $15,000 and $7,500, respectively.

         As of November 28, 2004 the Company had outstanding 23,250 shares of restricted common stock to certain employees. These shares are vesting over time ranging from 1 to 3 years. For the three months ended November 28, 2004 and November 23, 2003 and the corresponding six months ended, the Company recognized expense of $28,400, $16,400 and $57,600 and $34,100, respectively.

Note D - Product Warranty

         The Company accrues for possible future claims arising under terms of various warranties (one to three years) made in connection with the sale of products. The following table is a reconciliation of the change in the aggregate accrual for product warranty for the six months ended November 28, 2004:

                                                         Three Months              Six Months
                                                             Ended                    Ended
         (Dollars in thousands)                        November 28, 2004         November 28, 2004
                                                     ---------------------   -----------------------
         Balance at beginning of period                      $ 3,145                   $ 3,189
           Reserves acquired from
            acquisition of MRID Corp.                              -                        87
           Warranty expense                                      347                       605
          Cost of warranty performed                            (313)                     (702)
                                                     ---------------------   -----------------------

                                                             $ 3,179                   $ 3,179
                                                     =====================   =======================

Note E - Long-term Debt

         On July 16, 2004, the Company borrowed $45.0 million from its amended unsecured credit facility to partially finance the acquisition of MRID. As a result of the acquisition, the Company assumed from MRID a $3.1 million term loan note due in October 2007. The term loan is unsecured, except for a negative pledge that the Company will not use their Gainesville, Florida facility as collateral for any additional financing. The note also includes a prepayment penalty of 2% to 5%, depending on the year of prepayment. Up to 20% of the note payable can be prepaid annually without penalty. The note bears interest at 5.85% and is payable in monthly installments of about $11,000 with the balance due in October 2007.

         The Company's unsecured Credit Facility contains mandatory prepayment provisions whereby certain amounts borrowed must be repaid upon the occurrence of certain specified events and conditions. The Company shall make mandatory prepayments in an amount equal to; 100% of net insurance proceeds not applied to the repair or replacement of damaged properties; 100% of net proceeds from asset sales other than assets sold in the normal course of business and proceeds from asset sales to the extent that such proceeds are reinvested in a like asset within six months; 100% of the net proceeds from the issuance of any debt or equity (other than certain permitted debt or equity issuances if the leverage ratio of the Company after giving effect thereto is less than or equal to 2.25 to 1.0) and 50% of annual excess cash flow, with such percentage to be reduced to 0% in the event the Company's leverage ratio is reduced to or below 2.00 to 1.0.

         As of November 28, 2004, the Company had the following long-term debt outstanding:

                                                                          As of
                                                               --------------------------
         (In thousands)                                        November 28,       May 30,
         -------------                                            2004             2004
                                                                  ----             ----
         Long-Term Debt:
           Mortgages and notes payable                         $      8,261       $ 5,744
           Term loan ($25 million)                                   22,188        24,062
           Revolving line of credit ($105 milllion)                  58,000        32,000
                                                               ------------       -------
           Total long-term debt                                      88,449        61,806

           Less current maturities                                    8,244         4,171
                                                               ------------       -------

           Long-term debt excluding current maturities         $     80,205       $57,635
                                                               ============       =======

         In addition to the long-term debt noted above, the Company issued a $5.0 million three-year note payable that accrues interest at LIBOR plus 0.5% in conjunction with the acquisition of MRI Devices.

         As of November 28, 2004, the Company had $46.4 million additional borrowing capacity under its unsecured credit facility which is net of $565,000 of standby letters of credit issued to the Company's insurance agent as collateral for potential workers' compensation claims.

Note F - New Accounting Pronouncements

         On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement 123(R) is effective beginning in our second quarter of fiscal 2006. The adoption of Statement 123(R) could have a material impact on our consolidated financial position, results of operations and cash flows.

         On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. Statement 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for non-monetary asset exchanges beginning in our second quarter of fiscal 2006. Management is in the process of evaluating the effect SFAS 153 will have on the Company's financial position and results of operations.

         In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory costs - An Amendment of ARB No. 43 Chapter 4" ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management is in the process of evaluating the effect SFAS 151 will have on the Company's financial position and results of operations.

Note G - Stock Compensation

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

(Dollars in Thousands, Except Per Share Amounts)

                                                                   Three Months Ended                   Six Months Ended
                                                            ----------------------------------  ----------------------------------
                                                             November 28,      November 23,      November 28,      November 23,
                                                                 2004              2003              2004              2003
                                                            ----------------  ----------------  ----------------  ----------------
Net income (as reported)                                    $         4,134   $         4,410   $         9,446   $         4,672
  Add recorded non-cash stock compensation, net of tax                2,247               101             2,983               157
  Less non-cash stock compensation
    under SFAS No. 123, net of tax                                   (2,537)             (488)           (3,675)           (1,010)
                                                            ----------------  ----------------  ----------------  ----------------
Pro forma Net Income                                        $         3,844   $         4,023   $         8,754   $         3,819
Earnings per Common Share (as reported):
   Basic                                                              $0.15             $0.18             $0.35             $0.19
                                                            ================  ================  ================  ================
   Diluted                                                            $0.15             $0.17             $0.34             $0.18
                                                            ================  ================  ================  ================
Earnings per Common Share (pro forma):
   Basic                                                              $0.14             $0.16             $0.32             $0.15
                                                            ================  ================  ================  ================
   Diluted                                                            $0.14             $0.16             $0.32             $0.15
                                                            ================  ================  ================  ================

Note H - Segment and Related Information

         The Company operates in four reportable segments: Magnetic Resonance Imaging (MRI), Medical Devices, Instrumentation, and Energy Technology. The MRI segment consists primarily of the manufacture and sale of low temperature superconducting ("LTS") magnets (by the IGC-Magnet Business Group). Previously, this segment also included the manufacture and sale of radio frequency coils (by IGC-Medical Advances Inc. "IGC-MAI" and recently acquired MRI Devices Corp. "MRID" which are now included in the Medical Devices segment). All prior year data has been restated to reflect this change.

         The Medical Devices segment now consists of one collectively managed entity with a universal brand identity of "Invivo". Invivo's management team concentrates on the collective growth, revenues and profitability of the Medical Device enterprise within Intermagnetics. The operating components of Invivo are:
Invivo Patient Care (IPC) and Invivo Diagnostic Imaging (IDI). Invivo Patient Care designs, manufactures and sells patient monitors, primarily for use in MRI suites and for centralized nursing monitoring stations. In addition, Invivo Patient Care sells radio frequency coils manufactured by Invivo Diagnostic Imaging (formally IGC-MAI and MRID). Invivo Diagnostic Imaging designs, manufactures and sells Radio Frequency (RF) coils, for use with an MRI magnet. Invivo Diagnostic Imaging also sells coils to Original Equipment Manufactures
(OEM).

         The Instrumentation segment consists of the manufacture and sale of refrigeration equipment (by IGC-Polycold Systems Inc.), used primarily in ultra-high vacuum applications, industrial coatings, analytical instrumentation, medical diagnostics and semiconductor processing and testing. On December 15, 2004, the Company, as approved by its Board of Directors, entered into a definitive agreement to sell Polycold. (See Footnote L).

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

(Dollars in Thousands)

                                                                        Three Months Ended
                                        -----------------------------------------------------------------------------------
                                                                            November 28, 2004
                                        -----------------------------------------------------------------------------------
                                         Magnetic Resonance      Medical                         Energy
                                              Imaging            Devices     Instrumentation   Technology        Total
                                        --------------------- -------------- --------------- --------------- --------------
Net revenues to external customers:
  Magnet systems                        $             29,506                                                 $      29,506
  Patient Monitors & RF Coils                                 $      33,645                                         33,645
  Refrigeration equipment                                                    $        8,980                          8,980
  Other                                                                                      $        3,025          3,025
                                        --------------------- -------------- --------------- --------------- --------------
          Total                                       29,506         33,645           8,980           3,025         75,156

Segment operating profit (loss)                        1,718          4,635           2,310          (1,745)         6,918

Total assets                            $            303,537  $      73,393  $       10,223  $       11,602  $     398,755

                                                                           Three Months Ended
                                        -----------------------------------------------------------------------------------
                                                                           November 23, 2003
                                        -----------------------------------------------------------------------------------
                                         Magnetic Resonance      Medical                         Energy
                                              Imaging            Devices     Instrumentation   Technology        Total
                                        --------------------- -------------- --------------- --------------- --------------
Net revenues to external customers:
  Magnet systems                        $          28,310                                                     $      28,310
  Patient Monitors & RF Coils                                $       4,025                                            4,025
  Refrigeration equipment                                                     $        6,582                          6,582
  Other                                                                                       $          977            977
                                        ------------------ ---------------- ----------------- --------------- --------------
          Total                                    28,310            4,025             6,582             977         39,894

Segment operating profit (loss)                     6,958              555               963          (1,875)         6,601

Total assets                            $         166,418    $       4,855    $        9,218  $        9,302  $     189,793


                                                                        Six Months Ended
                                    -----------------------------------------------------------------------------------------
                                                                           November 28, 2004
                                    -----------------------------------------------------------------------------------------
                                    Magnetic Resonance       Medical                              Energy
                                          Imaging            Devices       Instrumentation      Technology         Total
                                    --------------------  ---------------  -----------------  ---------------  --------------
Net revenues to external customers:
  Magnet systems                    $            53,608                                                        $      53,608
  Patient Monitors & RF Coils                             $       59,516                                              59,516
  Refrigeration equipment                                                  $        17,205                            17,205
  Other                                                                                       $        4,575           4,575
                                    --------------------  ---------------  -----------------  ---------------  --------------
          Total                                  53,608           59,516             17,205            4,575         134,904

Segment operating profit (loss)                   5,153            8,642              4,823           (3,847)         14,771

Total assets                        $           303,537   $       73,393   $         10,223   $       11,602   $     398,755

                                                                           Six Months Ended
                                    -----------------------------------------------------------------------------------------
                                                                           November 23, 2003
                                    -----------------------------------------------------------------------------------------
                                    Magnetic Resonance       Medical                              Energy
                                          Imaging            Devices       Instrumentation      Technology         Total
                                    --------------------  ---------------  -----------------  ---------------  --------------
Net revenues to external customers:
  Magnet systems                    $            40,071                                                        $      40,071
  Patient Monitors & RF Coils                             $        6,691                                               6,691
  Refrigeration equipment                                                  $         12,392                           12,392
  Other                                                                                       $        3,009           3,009
                                    --------------------  ---------------  -----------------  ---------------  --------------
          Total                                  40,071            6,691             12,392            3,009          62,163

Segment operating profit (loss)                   7,134              590              1,556           (2,437)          6,843

Total assets                        $           166,418   $        4,855   $          9,218   $        9,302   $     189,793

         The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:

Dollars in thousands                                                     Three Months Ended
                                                            ---------------------------------------------
                                                              November 28, 2004       November 23, 2003
                                                            ---------------------   ---------------------
Reconciliation of income before income taxes:

Total operating profit from reportable segments             $              6,918    $              6,601
Intercompany profit in ending inventory                                                               22
                                                            ---------------------   ---------------------
Net operating profit                                                       6,918                   6,623

Interest and other income                                                    211                     238
Interest and other expense                                                (1,120)                   (107)
Adjustment to gain on prior period sale of division
                                                            ---------------------   ---------------------
Income before income taxes                                  $              6,009    $              6,754
                                                            =====================   =====================

                                                                          Six Months Ended
                                                            ---------------------------------------------
                                                             November 28, 2004       November 23, 2003
                                                            ---------------------   ---------------------
Reconciliation of income before income taxes:

Total operating profit from reportable segments                         $ 14,771                 $ 6,843
Intercompany profit in ending inventory                                                               22
                                                            ---------------------   ---------------------
Net operating profit                                                      14,771                   6,865

Interest and other income                                                    413                     519
Interest and other expense                                                (2,134)                   (229)
Adjustment to gain on prior period sale of division                        1,094
                                                            ---------------------   ---------------------
Income before income taxes                                              $ 14,144                 $ 7,155
                                                            =====================   =====================

Note I - Goodwill and Other Intangible Assets

         The Company follows the provisions of Statement of Financial Accounting Standards No. 142 (FAS No. 142), "Goodwill and Other Intangible Assets". FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.

The components of other intangibles are as follows:

(Dollars in Thousands)
                                                                  As of November 28, 2004
                                             ------------------------------------------------------------
                                                                                            Weighted
                                               Gross Carrying         Accumulated         Average Life
                                                   Amount             Amortization          in Years
                                             -------------------   -------------------   ----------------
Amortized intangible assets
       Production rights                     $            9,250    $            7,822                5.7
       Patents                                            3,811                 1,089               18.0
       Unpatented technology                                930                   930                5.0
       Trade names/trademarks                            12,470                   768               24.6
       Product name/trademark                             4,640                   204               12.6
       Know-how and core technology                      17,940                 1,117                9.3
       Product technology and design                      4,930                   476                6.6
       OEM customer relationships                        14,950                   683               10.5
       Order backlog                                        540                   540                0.3
                                             -------------------   -------------------   ----------------
                                             $           69,461    $           13,629               12.5
                                             ===================   ===================

         Aggregate amortization expense for the three months ended November 28, 2004 and November 23, 2003 and the corresponding six month periods was $1,685,000 and $460,000 and $3,081,000 and $921,000, respectively. During the three month period ended November 28, 2004, the Company, through re-branding exercises and market analysis, determined that the acquired MRI Devices trade name will no longer be utilized in future branding. As a result, the Company reduced the net book value of the acquired MRI Devices trade name originally valued at $970,000 to zero resulting in an impairment charge of $913,000.

ESTIMATED AMORTIZATION EXPENSE:

For the year ending May 2005                $6,452
For the year ending May 2006                $5,283
For the year ending May 2007                $5,150
For the year ending May 2008                $5,138
For the year ending May 2009                $5,103

All intangibles are amortized on a straight line basis.

The changes in the carrying amount of goodwill between May 30, 2004 and November 28, 2004 are as follows:

        (In thousands)

                                                                               MRI
                                                                             Segment
                                                                             -------
        Goodwill as of May 30, 2004                                         $118,816
          Goodwill acquired on July 16, 2004 with the acquisition of
          MRI Devices Corp. (preliminary purchase price allocation)           57,675
          Adjustments to purchase price allocation of Invivo                      99
                                                                            --------
        Goodwill as of November 28, 2004                                    $176,590
                                                                            ========

         Management has evaluated goodwill for impairment during the quarter ended November 28, 2004 in accordance with SFAS No. 142 and determined that no impairment exists.

Note J - Environmental Remediation

         In connection with the sale of IGC-AS in October 2001, the Company had recorded a $1.5 million liability related to environmental investigation and potential remediation costs to be incurred by the Company under certain property transfer laws of the State of Connecticut. As a result of recent developments and environmental site assessments, the Company reduced its current liability resulting in an adjustment to the gain on a prior period sale of a division of $1.1 million. As of November 28, 2004, the total remaining reserve for environmental remediation relating to the divestitures of IGC-APD and IGC-AS was approximately $548,000.

Note K - Derivative Instruments and Hedging Activities

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

         The Company has entered into interest rate swap agreements to reduce the effect of changes in interest rates on its floating rate long-term debt. On November 28, 2004, the Company had outstanding interest rate swap agreements with a commercial bank, having a notional principal amount of approximately $4.2 million. Those agreements effectively change the Company's interest rate exposure on its mortgages due in November 2005 to a fixed 6.88%. The interest rate swap agreement matures at the time the related notes mature. The fair value of this interest rate swap increased $96,000 to $(129,000) during the six months ended November 28, 2004.

         On February 5, 2004, the Company entered into a separate interest rate swap agreement with a commercial bank, having a current notional principal amount of $22.2 million. This agreement effectively hedges the Company's interest rate exposure on its $25 million term loan due on December 31, 2008 to a fixed rate of 2.95% plus applicable margins as defined in our credit agreement. The interest rate swap agreement corresponds with the repayment terms of the term loan and matures on December 31, 2008. The fair value of this interest rate swap decreased $15,000 to $238,000 during the quarter ended November 28, 2004.

         The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties.

         Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For the six months ended November 28, 2004 the Company recorded an other comprehensive gain of $53,000 net of tax for the two interest rate swap agreements.

NOTE L - Subsequent Event

         On December 15, 2004, the Company entered into a definitive Stock Purchase Agreement (the "Agreement") with Helix Technology Corporation ("Helix") whereby Helix has agreed to purchase all of the outstanding shares of capital stock of IGC-Polycold Systems, Inc ("Polycold") a wholly owned subsidiary of the Company. Polycold is the sole subsidiary in the Company's Instrumentation Segment. The transaction is structured as an all cash deal amounting to $49.2 million payable at closing, plus reimbursement of up to $3.3 million in certain tax obligations of the Company relating to a Section 338(h)(10) election under the Internal Revenue Code payable at the time the Company makes the election. Management intends on using a significant portion of the proceeds from the sale to pay down its long-term debt. As of November 28, 2004, the net book value of Polycold was about $14.5 million. The transaction, pending regulatory approval is scheduled to close in mid-February 2005.

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

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

Company Overview
----------------

         On December 15, 2004, we entered into a definitive Stock Purchase Agreement (the "Agreement") with Helix Technology Corporation ("Helix") whereby Helix has agreed to purchase all of the outstanding shares of capital stock of IGC-Polycold Systems, Inc ("Polycold") a wholly owned subsidiary of the Company. Polycold is the sole subsidiary in the Company's Instrumentation Segment. The transaction is structured as an all cash deal amounting to $49.2 million payable at closing, plus reimbursement of up to $3.3 million in certain tax obligations of the Company relating to a Section 338(h)(10) election under the Internal Revenue Code payable at the time the Company makes the election. Management intends on using a significant portion of the proceeds from the sale to pay down its long-term debt. As of November 28, 2004, the net book value of Polycold was about $14.5 million. The transaction, pending regulatory approval is scheduled to close in mid-February 2005.

           On July 16, 2004, we completed our purchase of MRI Devices Corporation ("MRID"), a privately held company. MRID is a leading manufacturer of radio frequency (RF) coils and related sub-systems for magnetic resonance imaging (MRI) systems. As a result of the acquisition, MRID became a wholly-owned subsidiary of the Company. The deal was structured as a cash and stock transaction which included a $45.0 million cash payment, a three-year $5 million promissory note and 2,460,889 shares of Company common stock, of which about 88,500 shares (the "Plan Shares") were allocated to fund an employee benefit plan for MRID employees. The value of the Plan Shares of about $1.9 million was recorded as compensation expense as a result of accelerating the vesting requirements during the three months ended November 28, 2004. The remaining 2,372,389 shares were issued as consideration with a value of $50.2 million based on the average closing stock price for two days prior to and after the measurement date which was determined to be June 9, 2004 in accordance with Emerging Issues Task Force (EITF) No. 99-12. Fifty percent of the stock is restricted from sale for two years and the other fifty percent for three years. The cash portion of the consideration was financed through our credit facility that was recently amended to expand the aggregate committed amount by $30 million to $130 million. MRID's results of operations have been included in our consolidated financial statements since the date of acquisition of July 16, 2004 and are included in our discussion on the Results of Operations below. Management believes that, in addition to the financial benefits, the acquisition of MRID will provide an expanded high value add product portfolio that will serve the broader MRI market. In addition, Intermagnetics expects to add incremental value to this acquisition through the integration with the world-class global sales team that the Company assumed in its acquisition of Invivo Corp. effective January 27, 2004.

           On July 15, 2004, our Board of Directors declared a three-for-two split on all outstanding shares of our common stock. The split was completed in the form of a fifty percent stock dividend, effective August 17, 2004 to shareholders of record on July 23, 2004. All share and per share data included in this filing have been adjusted to retroactively reflect this stock dividend.

           On January 27, 2004, we completed our purchase of Invivo, which was acquired through a public tender offer. Invivo designs, manufactures and markets patient monitoring systems. These monitoring systems measure and display vital signs of patients in medical settings, particularly during magnetic resonance imaging procedures. As a result of the acquisition, Invivo became a wholly-owned subsidiary of the Company. The acquisition of Invivo substantially expanded our direct sales team and customer base. Invivo's results of operations have been included in our consolidated financial statements since the date of acquisition of January 27, 2004 and are included in our discussion on Results of Operations below. The total acquisition price for Invivo was $159.2 million including professional fees and other acquisition related costs. The source of funds for the acquisition was a combination of our available cash and borrowings totaling $67 million under our existing $130 million unsecured credit facility.

           We operate in four reportable segments: Magnetic Resonance Imaging ("MRI"), Medical Devices, Instrumentation, and Energy Technology. The MRI segment consists of IGC-MBG which manufactures and sells low temperature superconducting ("LTS") magnets that are used in MRI systems. Previously this segment included IGC-MAI and recently acquired MRID which manufactures and sells Radio Frequency (RF) coils to Original Equipment Manufactures (OEM) which is now included in the Medical Devices segment. All prior year data has been restated to reflect this change.

           Our Medical Devices segment now consists of one collectively managed entity with a universal brand identity of "Invivo". Invivo's management team concentrates on the collective growth, revenues and profitability of the Medical Device enterprise within Intermagnetics. The operating components of Invivo are:
Invivo Patient Care (IPC) and Invivo Diagnostic Imaging (IDI). Invivo Patient Care designs, manufactures and sells patient monitors, primarily for use in MRI suites and for centralized nursing monitoring stations. Invivo Diagnostic Imaging designs, manufactures and sells Radio Frequency (RF) coils and associated sub-systems, for use with an MRI magnet. Invivo Diagnostic Imaging also sells coils to OEM's. The global sales network is a shared-access resource with Invivo serving both IPC and IDI.

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

         REVENUE RECOGNITION
         -------------------
         The Company recognizes revenue and profit on long-term development contracts based upon actual costs and earned profit. These types of contracts typically provide engineering services to achieve a specific scientific result relating to superconductivity. Some of these contracts require the Company to contribute to the development effort. The customers for these contracts are both commercial customers and various state and federal government agencies. When government agencies are providing revenue we do not expect the government to be a significant end user of the resulting products. Therefore, the Company does not reduce Internal Research and Development by the funding received. When it appears probable that estimated costs will exceed available funding, and the Company is not successful in securing additional funding, the Company records the estimated additional expense before it is incurred.

          In certain instances, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101 as amended by Staff Accounting Bulletin No. 104, on product that is complete and ready to ship for which our customer has requested a delay in delivery. In these cases, all the criteria for revenue recognition have been met including, but not limited to: the customer has a substantial business purpose, there is a fixed delivery date, title and risk of loss has transferred to our customer, the product is complete and ready for shipment, and the product has been segregated and is not available to be used to fill other orders. Upon notification from our customer the product is shipped to the stated destination. As of November 28, 2004, and November 23, 2003, there were no products sold for which our customer has requested a delay in delivery.

         INVENTORY RESERVES
         ------------------
         The Company maintains a reserve for inventory that may become damaged in the manufacturing process or technologically obsolete. If technology advances more rapidly than expected, manufacturing processes improve substantially or the market for our products declines substantially, adjustments to reserves may be required.

         GOODWILL AND INTANGIBLE ASSET IMPAIRMENTS
         -----------------------------------------
         Goodwill and other long-lived assets are reviewed for impairment whenever events such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. The Company performs a test for goodwill impairment annually during the second quarter of each fiscal year. The determination of whether these assets are impaired involves significant judgments such as long term revenue projections, weighted average cost of capital, product cost reductions, market penetration and sufficient product research and development to keep pace with market demand. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances.

         WARRANTY RESERVES
         -----------------
         The provision for warranty for potential defects with our manufactured products is based on historical experience for the period the product was under warranty during the fiscal year. In some cases, when historical warranty information is not available the Company estimates warranty costs based on spending related to the cost centers responsible for the warranty repair. The Company believes these reserves are adequate based on the evaluation criteria, procedures in place to control the manufacturing process and pre-testing of newly developed products to ensure their manufacturability prior to commercial introduction. If product quality declines, the Company may require additional provisions.

         RESERVE FOR ENVIRONMENTAL REMEDIATION
         -------------------------------------
         The Company maintains a provision for potential environmental remediation for businesses disposed of during fiscal 2002 (see also Note J in the notes to the consolidated financial statements included herein). These provisions are based upon management's best estimate under the given circumstances and available information. Our provision did not include any range of loss. Therefore, we are unable to identify or estimate any additional loss that is reasonably possible. The Company believes these provisions are adequate. If unexpected costs related to the environmental issues are incurred additional provisions will be needed.

RESULTS OF OPERATIONS
---------------------

         Revenues increased about $35.3 million or more than 88%, to $75.2 million, for the three months ended November 28, 2004, from $39.9 million for the same period last year. This increase was the result of improved revenues from all of our segments and the inclusion of revenues from Invivo Patient Care (formally InvivoMDE) and Invivo Diagnostic Imaging (formally IGC-MAI and MRI Devices).

         For the six months ended November 28, 2004, revenues increased $72.7 million or 117% to $134.9 million from $62.2 million for the same period last year. Again, this increase was the result of improved revenues from all of our units and the inclusion of Invivo Patient Care (formally InvivoMDE) and Invivo Diagnostic Imaging (formally IGC-MAI and MRI Devices).

         The recent acquisition of MRI Devices and the reorganization of the Radio Frequency (RF) Coil businesses as well as the use of the Direct Sales force of Invivo Patient Care to sell RF coils, made it necessary to review the way the Chief Operating Decision Maker receives information and all the other criteria required by FAS 131 regarding segment reporting. As a result of this review we found it necessary to revise our segment presentation. Effective with this report the MRI Segment consists of MRI magnet revenues, manufacturing and selling expense. No longer will any Original Equipment Manufactured (OEM) RF coil information be reported in this segment. The Medical Devices segment will now have all the RF coil information reported within this segment. Previously only Direct Sale RF coil information was in this segment. All prior periods have been restated to reflect this change.

         MRI SEGMENT REVENUES
         --------------------
         MRI segment revenues during the three month period ended November 28, 2004 increased $1.2 million or 4% to nearly $30 million compared to $28.3 million in the prior year. This increase is the result of improved product mix. Reduced selling prices on the 1.5T was more than offset by improved shipments of the higher field 3.0T magnet.

         For the six months ended November 28, 2004, MRI segment revenues increased $13.5 million or 34.0% to nearly $54 million from the $40 million in same six month period last year. This increase is primarily related to increased volume resulting from an abnormally low first quarter in fiscal 2004 related to the transition of managing supply chain logistics for Philips Medical Systems in return for an enhanced and extended exclusive supply contract. Additionally, reduced selling prices on the 1.5T were more than offset by improved shipments of the higher field 3.0T magnet.

         MEDICAL DEVICES REVENUES
         ------------------------
         Our Medical Devices segment provided $33.6 million of revenues for the quarter ended November 28, 2004 an increase of $29.6 million over the same period last year. Invivo Diagnostic Imaging provided about $14.1 million from OEM RF coil revenues an increase of about $10.1 million from the same period last year due to the addition of coils from the MRID acquisition. Invivo Patient Care provided about $19.5 million of revenues relating to patient monitors and direct sales of RF coils compared to none in the same period last year.

         For the six months ended November 28, 2004 Medical Devices segment provided $59.5 million of revenues, an increase of $52.8 million. Invivo Diagnostic Imaging increased about $14.6 million to $21.3 million primarily the result of our recent acquisition of MRID. Invivo Patient Care contributed $38.2 million which includes patient monitors and direct sales of RF coils compared to none in the same period last year.

         INSTRUMENTATION SEGMENT REVENUES
         --------------------------------
         Instrumentation segment revenues for the current quarter ended November 28, 2004, increased $2.4 million or 36.4% to $9.0 million over the same quarter last year. This increase is primarily due to product revenues and service growth for vacuum-related products across a broad range of non-semiconductor customers in Europe, the United States and the Pacific Rim.

         For the six months ended, revenues increased $4.8 million or 38.7% to $17.2 million over the same six month period last year. This increase, consistent with the current quarter, was primarily driven by continued strength in our vacuum market.

         ENERGY TECHNOLOGY SEGMENT REVENUES
         ----------------------------------
         Revenues of the Energy Technology segment increased $2.1 to $3 million and $1.6 million to $4.6 million for the three and six months ended November 28, 2004, respectively over their corresponding periods last year as a result of a net increase in government and third-party billable revenue on pre-existing programs involving HTS devices.

         GROSS MARGIN
         ------------
         Consolidated gross margin for the three months ended increased $19.6 million to $35.2 million or 46.8% of net revenues compared to the same period last year of $15.6 million or 39% of net revenues. The increase in both absolute dollars and as a percent of net revenues in the MRI segment corresponds to the increase in revenues, improved product mix as well as the continued benefits of this segments cost savings efforts, which all combined, contributed about $700,000 to the increase. The Medical Devices segment contributed $16.7 million of the increase in consolidated gross margin during the quarter as a result of a full quarter's contribution from the acquisitions. The Instrumentation segment increased $1.5 million leveraging off of increased revenues combined with the continued benefit of this segment's lean manufacturing initiatives. Energy Technology segment contributed about $900,000 of the increase due to increased revenue.

         During the six months ended, gross margin increased $38.2 million to $62.2 million or 46% of net revenues from $24.1 million or 39% of net revenues for the same six month period last year. All segments contributed to this increase. MRI segment contributed about $6 million to the increase as a result of increased volume, improved mix and continued cost reduction efforts. Medical Devices sector increased $29.2 million primarily from the contribution of our acquisitions. Included in the Medical Devices segment improvement is about $200,000 of costs incurred for relocating manufacturing operations from our Arleta, CA facility to our Orlando, FL facility. The Instrumentation segment contributed about $3 million as a result of increased revenues and continued lean manufacturing initiatives. Finally, Energy Technology contributed about $200,000 to the increase resulting from improved revenue.

         PRODUCT RESEARCH AND DEVELOPMENT
         --------------------------------
         Product research and development increased $3.6 million or 131% to $6.4 million for the three months ended November 28, 2004 from $2.8 million for the same period last year. This increase primarily resulted from increased spending on various HTS projects in our Energy Technology segment ($829,000), new product development programs in our MRI segment ($500,000) and the contribution of new product development in our Medical Devices segment ($2.3 million). Instrumentation segment remained about the same as last year.

         For the six months ended product research and development increased $5.8 million or 103% to $11.5 million from $5.7 million for the same period last year. About 40% of this increase is related to additional spending from the MRI segment of $685,000 relating to new magnet development and the Energy Technology segment of about $1.6 million relating to existing programs and additional cost share relating to increased revenue. Medical Devices segment contributed about $3.6 million of the increase primarily related to the acquisitions. Instrumentation segment declined slightly as engineering resources were focused on manufacturing improvements.

         SELLING, GENERAL AND ADMINISTRATIVE
         -----------------------------------
         For the three months ended November 28, 2004, selling, general and administrative expenses including stock based compensation, increased $13.6 million to $19.3 million from $5.7 million for the same period last year. Our Recent acquisitions of Invivo and MRID account for $8.1 million of the increase. In addition, a stock contribution made to a profit sharing plan for original MRID employees, prior to change in control, was recorded as an expense of $1.9 million during the current period as a result of accelerating the vesting requirements. Performance based stock compensation increased $1.5 million over the same period last year as well as $1 million related to incentive compensation. These accruals are based on forecasted performance. Of the aforementioned expenses, $3.4 million were non cash. Acquisition / integration related expenses increased about $625,000. Finally, spending increased for operating costs relating to audit and tax fees, information system expense, various liability insurances partially offset by reductions in other operating expenses resulted in an increase of about $500,000 over the same period last year.

         Selling, general and administrative expenses including stock based compensation increased about $21.3 million or 201% to nearly $32 million for the six months ended November 28, 2004 from $10.6 million for the same period last year. The majority of this increase, $13.9 million is related to our recent acquisition of Invivo Corp. and MRI Devices. In addition, a stock contribution made to a profit sharing plan, prior to change in control, of a recent acquisition was recorded as an expense of $1.9 million during the current period. Performance based stock compensation increased $2.5 million over the same period last year as well as $1.2 million related to incentive compensation. These accruals are based on forecasted performance. Acquisition / integration related expenses increased about $800,000. Finally, spending increased on other operating costs relating to audit and tax fees, information system expense, various liability insurances and was partially offset by reductions in other operating expenses resulting in an increase of about $1.0 million over the same period last year.

         AMORTIZATION OF INTANGIBLE ASSETS
         ---------------------------------
         Amortization expense of $1.7 million and $3.1 million for the three and six month periods ended November 28, 2004, increased about $1.2 million and $2.2 million, respectively from the three and six month periods last year. The increase is due to the addition of the amortizable intangible assets resulting from our acquisition of Invivo on January 27, 2004 and MRID on July 16, 2004.

         IMPAIRMENT OF INTANGIBLE ASSET
         ------------------------------
         During the three month period ended November 28, 2004, management, through re-branding exercises and market analysis, determined that the acquired MRI Devices trade name will no longer be utilized. As a result, the company reduced the net book value of the acquired MRI Devices trade name to zero resulting in an impairment charge of $913,000.

         OPERATING INCOME
         ----------------
         For the second quarter of fiscal year 2005, operating income increased $295,000 to $6.9 million from $6.6 million for the same period last year. This increase is primarily due to improved revenues and margins as well as the inclusion of operations from our two acquisitions, partially offset by internal acquisition and integration costs combined with the increases in amortization and stock based compensation.

         For the six month period ended November 28, 2004, operating income increased $7.9 million to $14.8 million from $6.9 million compared to the six month period ended November 23, 2003. This increase is also primarily due to improved revenues and margins as well as the inclusion of operations from our two acquisitions, partially offset by internal acquisition and integration costs combined with the increases in amortization and stock based compensation.

         INTEREST AND OTHER
         ------------------
         Interest and other income of $211,000 and $413,000 for the three and six months ended November 28, 2004 decreased $27,000 and $106,000, respectively from the corresponding periods last year. This decrease is primarily driven by our lower cash balances resulting from funding our acquisitions of Invivo and MRID, partially offset by an improvement in the interest rate environment and grant income earned by MRID.

         Interest and other expense of $1.1 million and $2.1 million for the three and six months ended November 28, 2004 increased $1.0 million and $1.9 million, respectively from the corresponding three and six month periods last year. This increase is primarily driven by the interest expense from the $112 million borrowed under our $130 million unsecured credit facility used to partially finance our acquisition of Invivo and MRID, combined with about $4.4 million of debt assumed in our acquisitions and a $5.0 million three year note payable accruing interest at LIBOR plus 0.5% issued in conjunction with the MRID acquisition. As of November 28, 2004, $22.2 million of our term loan and $58.0 million of our revolving line of credit was outstanding under our unsecured credit facility.

         During the six months ended November 28, 2004, $1.1 million of other income was recognized resulting from a reduction in the provision for potential environmental remediation relating to a business disposed of during fiscal 2002 (see also Note J in the notes to the consolidated financial statements included herein). Management originally estimated this liability based upon information received from site assessments. During the first quarter ended August 29, 2004, management determined that the probable risk of loss was only $100,000 which resulted in a net reduction in the accrual of $1.1 million.

         Our effective tax rate of 31.2% and 33.2% for the three and six months ended November 28, 2004 decreased 3.5% and 1.5% from the same three and six months periods ended last year. The decrease in the effective tax rate resulted from the reversal of a $210,000 tax accrual based on a change by management upon review of certain tax planning strategies. We continue to review effective tax strategies to minimize our effective tax rate.

LIQUIDITY AND CAPITAL COMMITMENTS
---------------------------------

         OPERATING ACTIVITIES
         --------------------
         For the six months ended November 28, 2004, we generated about $10.7 million in cash from operating activities compared to $7.8 million in the same period last year. The increase in cash from operating activities is primarily the result of improved earnings partially offset by an unfavorable cash impact of increased working capital usage in the newly acquired businesses.

         INVESTING ACTIVITIES
         --------------------
         For the six months ended November 28, 2004, investing activities resulted in the use of $43.3 million in cash compared to generating $1.6 million in the same period last year. This significant use of cash primarily resulted from our acquisition of MRID effective July 16, 2004 which included the following payments:

         Cash paid:
              Cash paid to MRID shareholders                            $44,177
              Transaction costs                                             983
              Less cash acquired from MRID                               (6,843)
                                                                        -------
                                                                        $38,317
                                                                        =======

         Effective December 15, 2004, we announced our agreement to sell our wholly owned subsidiary IGC-Polycold Systems, Inc. to Helix Technology Corporation in an all cash deal amounting to $49.2 million plus $3.3 million as reimbursement for certain tax obligations. It is our intention upon successful consummation of this transaction to use net proceeds from the sale to pay down a significant portion of our unsecured revolving line-of-credit.

         FINANCING ACTIVITIES
         --------------------
         Financing activities for the six months ended November 28, 2004, generated about $23.2 million which primarily comprised $45 million of proceeds received from long-term borrowings used to partially finance the acquisition of MRID, net of $21.2 million of principal payments. The remainder of the usage reflects the cash received from the exercise of stock option more than offset by the purchase of treasury shares.

         See the consolidated statement of cash flows, located elsewhere in this report for further details on sources and uses of cash.

         CAPITAL COMMITMENTS
         -------------------
         Our capital and resource commitments as of November 28, 2004 consisted of capital equipment commitments of approximately $853,000. These commitments consisted of machinery, equipment and tooling used to improve the production process and in research and development. Additionally, some of the capital commitment is for computers and computer equipment to improve engineering efficiency and to update other supporting functions. Individually, none of these commitments are considered significant.

         ADEQUATE RESOURCES
         ------------------
         We believe we have adequate resources to meet our needs for the short-term from our existing cash balances, our expected cash generation in the current fiscal year, and our available unsecured credit facility. Longer-term, with substantial increases in sales volume and/or large research and development or capital expenditure requirements to pursue new opportunities in the Energy Technology segment, we may need to raise additional funds. We would expect to be able to do so through additional lines of credit, public offerings or private placements. However, in the event funds were not available from these sources, or on acceptable terms, we would expect to manage our growth within the financing available.

         Inflation has not had a material impact on our financial statements.

RISK FACTORS
------------
         In addition to the risk factors set forth in the Company's annual report on Form 10-K and 10-K/A for the year ended May 30, 2004 and elsewhere in this report:

         The Company May be Subject to Risk Associated with Acquisitions
         ---------------------------------------------------------------
         The Company acquired Invivo Corp. (Invivo) effective January 27, 2004, MRI Devices Corporation (MRID) effective July 16, 2004 and may make additional acquisitions in the future. Acquisitions involve numerous risks, including difficulties in the integration of the operations, services, technologies, products and personnel of the acquired companies, diversion of management's attention from other business concerns, overvaluation of the acquired companies, potential loss of key employees and customers of the acquired companies and lack of acceptance by the marketplace of the acquired companies' products or services. Future acquisitions may also result in dilution to existing stockholders, the use of a substantial portion of the Company's cash, the incurrence of debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in significant impairment charges or amortization expense. Moreover, the Company may face exposure to litigation and other unanticipated contingent liabilities of the acquired companies. Any of these problems or factors with respect to the acquisition of Invivo and MRID or any other acquisition completed by the Company could result in a material adverse effect to the Company's business, financial condition and results of operations.

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

         The financial instruments of the Company that are interest rate dependent are mortgages payable and an unsecured $130 million credit facility consisting of a $105 million revolving line of credit and a $25 million term loan. The Company manages interest rates through various methods within contracts. On its mortgage payable, the Company negotiated an "interest rate swap" agreement that, in effect, fixes the rate at 6.88%. With respect to its unsecured credit facility the Company may elect to apply interest rates to borrowings under (x) the higher of Wachovia's prime commercial lending rate or the federal funds rate plus applicable margins or (y) the applicable London Interbank Offered Rate ("LIBOR") plus applicable margins, whichever is more favorable. In addition, the Company entered into an "interest rate swap" agreement that in effect, fixes the rate on its $25 million term loan at 2.95% plus applicable margins. See also Note K to the Company's consolidated financial statements.

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

ITEM 4: CONTROLS AND PROCEDURES
        -----------------------

(a) Evaluation of disclosure controls and procedures

         Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.


(b) Changes in internal controls over financial reporting

         There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(c) Section 404 of the Sarbanes-Oxley Act of 2002

         This Act requires management's annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Form 10-K for the fiscal year ending on May 29, 2005. We are dedicating significant resources, including management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment. We are currently documenting and testing our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our company. The evaluation of our internal controls is being conducted under the direction of our senior management. In addition, our management is regularly discussing the results of our testing and any proposed improvements to our control environment with our Audit Committee. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

PART II:  OTHER INFORMATION

ITEM 4:           Submission of Matters to a Vote of Security Holders

     (a) The 2004 Annual Meeting of shareholders of the Company was held on November 16, 2004.

     (b)(i) At the Annual Meeting, the shareholders of the Company approved certain amendments to the 2000 Stock Option and Stock Award Plan. The vote was 11,313,951 FOR; 7,815,835 AGAINST; 122,587 ABSTAIN.

     (b)(ii) At the Annual Meeting, the shareholders of the Company approved a proposal to reincorporate the Company in the State of Delaware. The vote was 16,047,785 FOR; 2,933,588 AGAINST; 271,301 ABSTAIN.

     (b) (iii) At the Annual Meeting, the shareholders of the Company approved a proposal to increase of the number of authorized shares of common stock of the Company to be issued to 80,000,000. The vote was 21,345,008 FOR; 2,753,653 AGAINST; 95,887 ABSTAIN.

     (b)(iv) At the Annual Meeting, the shareholders of the Company elected to the Board of Directors all three nominees with the following vote:

     -------------------------- ---------------------- --------------------- -------------------- --------------------
                                                                                                        BROKER
             DIRECTOR                    FOR                 WITHHELD              ABSTAIN             NON-VOTES
     -------------------------- ---------------------- --------------------- -------------------- --------------------
     John M. Albertine               21,954,611             2,239,938                --                   --
     -------------------------- ---------------------- --------------------- -------------------- --------------------
     Glenn H. Epstein                22,667,137             1,527,412                --                   --
     -------------------------- ---------------------- --------------------- -------------------- --------------------
     Larry G. Garberding             22,158,202             2,036,347                --                   --
     -------------------------- ---------------------- --------------------- -------------------- --------------------

     The terms of the Directors that continued after this Annual Meeting included; Michael E. Hoffman, Thomas L. Kempner and Sheldon Weinig

ITEM 6:           Exhibits

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


                                              INTERMAGNETICS GENERAL CORPORATION


Dated:  January 7, 2005                       By:   /s/Glenn H. Epstein
                                                    ----------------------------
                                                    Glenn H. Epstein
                                                    Chairman and Chief Executive
                                                    Officer


Dated:  January 7, 2005                       By:   /s/Michael K. Burke
                                                    ----------------------------
                                                    Michael K. Burke
                                                    Executive Vice President and
                                                    Chief Financial Officer