Form 10-Q
period 2005-02-27
INTERMAGNETICS GENERAL CORP
filed 2005-04-08
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended February 27, 2005
                                               -----------------

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



         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  x   No    .
                                       ---     ---
Indicate by check mark whether the registrant is an accelerated filer (as defined as Rule 12b-2 of the Exchange Act).
                                   Yes  x   No    .
                                       ---     ---

As of March 30, 2005, the registrant had 28,060,586 shares of $.10 par value Common Stock outstanding.

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS


PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements:

         Consolidated Balance Sheets - February 27, 2005 and May 30, 2004................................3

         Consolidated Income Statements - Three and Nine Months Ended
           February 27, 2005 and February 22, 2004.......................................................5

         Consolidated Statements of Cash Flows - Nine Months Ended
           February 27, 2005 and February 22, 2004.......................................................6

         Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
           Nine Months Ended February 27, 2005 ..........................................................7

         Notes to Consolidated Financial Statements......................................................8

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................................22

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................32

Item 4:  Controls and Procedures........................................................................33


PART II - OTHER INFORMATION.............................................................................34


SIGNATURES..............................................................................................35

CERTIFICATIONS..........................................................................................36

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                                              February 27,      May 30,
                                                                                 2005            2004
                                                                              ------------    ------------
ASSETS

  Cash and cash equivalents                                                   $     3,719     $    11,868
  Trade accounts receivable, less allowance
    (February 27, 2005 - $1,467; May 30, 2004 - $849)                              57,901          41,218
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                                 692             127
  Inventories:
    Consigned products                                                              1,889           1,822
    Finished products                                                               6,321           2,969
    Work in process                                                                10,619           8,291
    Materials and supplies                                                         20,713          13,955
                                                                              ------------    ------------
                                                                                   39,542          27,037
  Deferred income taxes                                                             4,333           4,333
  Prepaid expenses and other                                                        6,893           4,608
  Income tax receivable                                                                 -           4,285
                                                                              ------------    ------------
    TOTAL CURRENT ASSETS                                                          113,080          93,476

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                             2,128           1,628
  Buildings and improvements                                                       19,389          14,972
  Machinery and equipment                                                          54,442          48,692
  Leasehold improvements                                                              899           4,425
                                                                              ------------    ------------
                                                                                   76,858          69,717
  Less accumulated depreciation and amortization                                   34,887          32,981
                                                                              ------------    ------------
                                                                                   41,971          36,736

INTANGIBLE AND OTHER ASSETS
  Goodwill                                                                        170,091         118,816
  Other intangibles, less accumulated amortization
     (February 27, 2005 - $13,976; May 30, 2004 - $10,605)                         53,183          32,491
  Derivative asset                                                                    401             253
  Other assets                                                                      3,367           3,163
                                                                              ------------    ------------

    TOTAL ASSETS                                                              $   382,093     $   284,935
                                                                              ============    ============

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                                              February 27,       May 30,
                                                                                  2005            2004
                                                                              ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                           $     8,169     $     4,171
  Accounts payable                                                                 14,874          10,242
  Salaries, wages and related items                                                14,155          10,799
  Customer advances and deposits                                                    2,087           1,302
  Product warranty reserve                                                          4,276           3,189
  Accrued income taxes                                                             17,468
  Other liabilities and accrued expenses                                            8,449          11,753
                                                                              ------------    ------------
    TOTAL CURRENT  LIABILITIES                                                     69,478          41,456

LONG-TERM DEBT, less current portion                                               21,202          57,635
DEFERRED INCOME TAXES                                                              19,450          10,050
NOTE PAYABLE                                                                        5,000
DERIVATIVE LIABILITY                                                                   83             225

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 80,000,000 shares Issued
    (including shares in treasury):
      February 27, 2005 - 29,918,782 shares;
      May 30, 2004 - 27,076,418 shares                                              2,992           2,707
  Additional paid-in capital                                                      202,881         146,153
  Notes receivable from employees                                                  (2,542)         (3,421)
  Retained earnings                                                                79,125          44,944
  Accumulated other comprehensive income (loss)                                       789            (134)
                                                                              ------------    ------------
                                                                                  283,245         190,249
  Less cost of Common Stock in treasury
    February 27, 2005 - 1,872,546 shares;
    May 30, 2004 - 1,789,316 shares                                               (16,365)        (14,680)
                                                                              ------------    ------------
                                                                                  266,880         175,569
                                                                              ------------    ------------


    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $   382,093     $   284,935
                                                                              ============    ============

See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                            Three Months Ended          Nine Months Ended
                                                        --------------------------  --------------------------
                                                        February 27,  February 22,  February 27,  February 22,
                                                            2005          2004          2005          2004
                                                        ------------  ------------  ------------  ------------

Net revenues                                              $  68,974     $  37,561    $  186,673     $  87,332

Cost of revenues                                             36,535        21,284        99,889        51,806
                                                        ------------  ------------  ------------  ------------

Gross margin                                                 32,439        16,277        86,784        35,526

Product research and development                              6,399         2,952        17,546         8,017
Selling, general and administrative:
    Stock based compensation                                  1,064           201         3,757           442
    Non-performance stock based compensation                                              1,875
    Other selling, general and administrative                15,952         6,782        41,439        15,222
Amortization of intangible assets                             1,661           774         4,718         1,671
Impairment of intangible assets                                                             913
                                                        ------------  ------------  ------------  ------------
                                                             25,076        10,709        70,248        25,352
                                                        ------------  ------------  ------------  ------------

Operating income                                              7,363         5,568        16,536        10,174
Interest and other income                                        74           176           486           695
Interest and other expense                                   (1,109)         (294)       (3,238)         (519)
Adjustment to gain on prior period sale of division                                       1,094
                                                        ------------  ------------  ------------  ------------
Income from continuing operations before income taxes         6,328         5,450        14,878        10,350
Provision for income taxes                                    1,481         1,891         4,237         3,591
                                                        ------------  ------------  ------------  ------------

  INCOME FROM CONTINUING OPERATIONS                           4,847         3,559        10,641         6,759

Discontinued operations:
  Income from operations of discontinued subsidiary
    including gain on sale of $33,375 in FY'05               35,133         1,105        40,727         3,360
  Provision for income taxes                                 15,245           383        17,187         1,166
                                                        ------------  ------------  ------------  ------------

  INCOME FROM DISCONTINUED OPERATIONS                        19,888           722        23,540         2,194

                                                        ------------  ------------  ------------  ------------
NET INCOME                                                $  24,735     $   4,281     $  34,181     $   8,953
                                                        ============  ============  ============  ============

Basic Net Income per Common Share:
  Continuing operations                                   $    0.17     $    0.14     $    0.39     $    0.27
  Discontinued operations                                      0.71          0.03          0.85          0.09
                                                        ------------  ------------  ------------  ------------
      Basic Net Income per Common Share                   $    0.88     $    0.17     $    1.24     $    0.36
                                                        ============  ============  ============  ============

Diluted Net Income per Common Share:
  Continuing operations                                   $    0.17     $    0.14     $    0.38     $    0.26
  Discontinued operations                                      0.70          0.03          0.84          0.09
                                                        ------------  ------------  ------------  ------------
      Diluted Net Income per Common Share                 $    0.87     $    0.17     $    1.22     $    0.35
                                                        ============  ============  ============  ============

See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

                                                                                                Nine Months Ended
                                                                                        ---------------------------------
                                                                                        February 27,         February 22,
                                                                                            2005                 2004
                                                                                        ------------         ------------
OPERATING ACTIVITIES
Net income                                                                              $     34,181         $      8,953
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                              9,825                5,212
    Stock based compensation                                                                   3,757                  442
    Loss on sale and disposal of assets                                                          670                   16
    MRID profit sharing contribution                                                           1,875
    Impairment of intangible asset                                                               913
    Fair value adjustment to inventory                                                                                116
    Change in discount on note receivable                                                                             (41)
    Amortization of debt issuance costs                                                          224
    Gain on sale of subsidiary                                                               (33,375)
    Adjustment to prior period gain on sale of division                                       (1,094)
    Change in operating assets and liabilities net of effects from the purchase of MRID:
      Increase in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                              (9,938)              (1,951)
       Increase in inventories and prepaid expenses and other assets                         (10,153)              (1,807)
       Increase in accounts payable and accrued expenses                                      27,775                1,469
                                                                                        ------------         ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  24,660               12,409

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                                    (7,119)              (3,320)
Proceeds from sale of property, plant and equipment                                                                    29
Collection of note receivable                                                                                       4,000
Proceeds from sale of subsidiary                                                              48,681
Purchase of Invivo, net of cash acquired                                                        (754)            (149,280)
Purchase of MRID, net of cash acquired                                                       (39,006)
Investment in patent and production rights                                                      (124)
Cash in lieu of fractional shares                                                                (10)
                                                                                        ------------         ------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                        1,668             (148,571)

FINANCING ACTIVITIES
Proceeds from sale of Common Stock, including exercise of stock options                        1,026                3,006
Proceeds from employees - Executive Stock Purchase Plan                                          879                  304
Purchase of Treasury Stock                                                                    (1,685)              (1,779)
Payment to obtain debt financing                                                                (155)              (1,325)
Proceeds from long term borrowings                                                            45,000               67,000
Principal payments on note payable and long-term debt                                        (80,218)             (10,106)
                                                                                        ------------         ------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      (35,153)              57,100

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          676                   18
                                                                                        ------------         ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (8,149)             (79,044)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              11,868               88,514
                                                                                        ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $      3,719         $      9,470
                                                                                        ============         ============

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Issuance of note payable as consideration for purchase of MRID due in 2007              $      5,000
                                                                                        ============
Issuance of Company common stock as consideration for purchase of MRID                  $     50,222
                                                                                        ============

See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For Nine Months Ended February 27, 2005
(Dollars in Thousands)
(Unaudited)

                                                                                Accumulated

                                                       Additional                  Other                   Notes

                                              Common     Paid-in    Retained   Comprehensive  Treasury   Receivable   Comprehensive

                                              Stock      Capital    Earnings   Income (Loss)   Stock   from Employees     Income
                                             --------- ----------- ----------- ------------- --------- -------------- -------------

BALANCES AT MAY 30, 2004                     $   2,707 $   146,153 $   44,944  $        (134) $(14,680) $      (3,421)

Comprehensive income:
   Net income                                                          34,181                                                34,181
   Unrealized gain on derivatives, net of
     tax benefit                                                                         189                                    189
   Unrealized gain on foreign currency
     translation                                                                         734                                    734
                                                                                                                       ------------
         Total comprehensive income                                                                                         $35,104
                                                                                                                       ============
Issuance of 381,475 shares of Common
  Stock, related to exercises of stock
  options and stock based compensation              39       1,611
Issuance of 2,460,889 shares for purchase
  of MRID                                          246      51,851
Capital transactions of a subsidiary                            16
Repayments of notes receivable                                                                                    879
Restricted Stock                                             3,260
Cash in lieu of fractional shares                              (10)
Treasury stock, upon exercise of
  stock options                                                                                 (1,685)
                                             --------- ----------- ----------- ------------- ---------  -------------
BALANCES AT FEBRUARY 27, 2005                $   2,992 $   202,881 $    79,125 $         789 $ (16,365) $      (2,542)
                                             ========= =========== =========== ============= =========  =============

See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position at February 27, 2005, and the results of its operations, cash flows and changes in shareholders' equity for the periods presented. The results for the three and nine months ended February 27, 2005, are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements for the year ended May 30, 2004, filed on Form 10-K and Form 10-K/A on August 13, 2004, and October 12, 2004, respectively.

         It is the Company's policy to reclassify prior period consolidated financial statements to conform to current year presentation.

Note B - Disposition/Acquisition

         On February 15, 2005, the Company completed the sale of its wholly-owned subsidiary, IGC-Polycold Systems, Inc. ("Polycold") to Helix Technology Corporation ("Helix"). Helix purchased all of the outstanding capital stock of Polycold for about $49.7 million in cash, which included a contractual $500,000 reimbursement representing the Company's estimate for certain tax obligations of up to a maximum liability of $3.3 million relating to a Section 338(h)(10) election under the Internal Revenue Code. The decision to sell Polycold was a step in management's overall strategic plan to focus financial and managerial resources on the Company's growing and more profitable medical devices business. During the three months ended February 27, 2005, the Company utilized the net proceeds from the sale of Polycold in addition to available operating cash to pay off the remaining $58.0 million that was outstanding under the Company's revolving credit facility. The sale, which resulted in a pre-tax gain of about $33.4 million, was included in income from discontinued operations for the three and nine months ended February 27, 2005. The gain was calculated as follows:

(In thousands)


Cash proceeds received                   $      49,714
Less:
   Polycold net assets sold                     15,343
   Costs directly related to the sale              996
                                         -------------

       Pre-tax gain on sale              $      33,375
                                         =============

The revenues and net operating profit of Polycold, the sole subsidiary in the Company's Instrumentation segment are included in discontinued operations as required by SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as follows:

   (In thousands)                               Three Months Ended                 Nine Months Ended
                                           ----------------------------       ----------------------------
                                           February 27,    February 22,       February 27,    February 22,
                                               2005            2004               2005            2004
                                           ------------    ------------       ------------    ------------
   Net revenues to external customers           $ 6,149         $ 5,572           $ 23,354        $ 17,964

   Net operating income                           1,761           1,106              7,359           3,365


The assets of Polycold consisted primarily of accounts receivable, inventories, property and equipment, goodwill and intangible assets and other assets. Under this stock transaction, Helix assumed Polycold's accounts payable and accrued liabilities. The following is a summary of the book value of the net assets as of February 15, 2005, the closing date and May 30, 2004:

(In thousands)
                                                February 15,        May 30,
                                                   2005              2004
                                               --------------   --------------
Cash                                           $          38    $          40
Trade accounts receivable less allowance               4,571            3,210
Inventories                                            2,672            2,620
Property and equipment, net                            3,132            3,448
Goodwill and intangible assets                         7,530            7,564
Other assets                                              94              104
                                               --------------   --------------
    Total assets                               $      18,037    $      16,986
                                               ==============   ==============

Accounts payable                               $         365    $         534
Other liabilities and accrued expenses                 2,329            2,205
                                               --------------   --------------
    Total liabilities                                  2,694            2,739
                                               --------------   --------------

Net assets of discontinued operations              $  15,343    $      14,247
                                               ==============   ==============


           On July 16, 2004, the Company completed its purchase of MRI Devices Corporation ("MRID"), a privately held company. MRID is a leading manufacturer of radio frequency (RF) coils and related sub-systems for magnetic resonance imaging (MRI) systems. As a result of the acquisition, MRID became a wholly-owned subsidiary of the Company. The deal was structured as a cash and stock transaction which included a $45.0 million cash payment, a three-year $5 million promissory note and 2,460,889 shares of Company common stock, of which about 88,500 shares (the "Plan Shares") were allocated to fund an employee benefit plan for MRID employees. The value of the Plan Shares of about $1.9 million was recorded as compensation expense as a result of accelerating the vesting requirements during the three months ended November 28, 2004. The remaining 2,372,389 shares were issued as consideration with a value of $50.2 million based on the average closing stock price for two days prior to and after the measurement date which was determined to be June 9, 2004, in accordance with Emerging Issues Task Force (EITF) No. 99-12. Fifty percent of the stock is restricted from sale for two years from the date of closing and the other fifty percent for three years. The cash portion of the consideration was financed through our credit facility that was amended effective May 2004, to expand the aggregate committed amount by $30 million to $130 million. MRID's results of operations have been included in our consolidated financial statements since the date of acquisition of July 16, 2004. Management believes that, in addition to the financial benefits, the acquisition of MRID will provide an expanded high value product portfolio that will serve the broader MRI market. In addition, Intermagnetics expects to add incremental value to this acquisition through the physical consolidation of product development and manufacturing facilities in Wisconsin, a unified RF coil management team and the integration of direct sales activities with the global sales team that the Company assumed in its acquisition of Invivo Corporation. The following represents the initial allocation of the total purchase price to the assets acquired and liabilities assumed:

                                                                             (In thousands)

Consideration:

     Cash paid to MRID shareholders                                           $     44,802
     Issuance of Intermagnetics Common Stock to MRID Shareholders
        (2,372,389 shares at $21.17)                                                50,222
     Promissory note payable (payable in three years from closing date)              5,000
     Transaction costs paid                                                          1,047
                                                                              ------------
            Total purchase price                                              $    101,071
                                                                              ============

Allocated to:
     Working capital, less inventory                                          $     14,253
     Inventory                                                                       7,351
     Property and equipment                                                          6,991
     Deferred tax liability                                                         (9,400)
     Long-term debt                                                                 (2,783)
     Intangible assets:
            Trade name/Trademarks                                                      970
            Product trade name                                                       3,290
            Original equipment manufacturer customer (OEM) relationships             9,300
            Know-how and core technology                                            11,280
            Product technology and design                                            1,960
     Goodwill                                                                       57,859
                                                                              ------------
     Total                                                                    $    101,071
                                                                              ============

         The allocation of the purchase price is based on initial fair value estimates of the assets and liabilities acquired. The Company plans on finalizing the purchase price allocation from its acquisition of MRID by the end of its fiscal year, which ends May 29, 2005.

          The following (unaudited) pro forma consolidated income statements have been prepared in accordance with SFAS No. 141 "Business Combinations" as if the acquisition of MRID occurred at the beginning of the earliest period presented:

                       Three Months Ended            Nine Months Ended
                       ------------------    ---------------------------------
                           February 22       February 27           February 22
                              2004              2005                  2004
                       ------------------    -----------           -----------

Net revenues               $    61,000       $   193,133           $   168,084
                           ===========       ===========           ===========

Net income                 $     5,863       $    34,850           $    15,239
                           ===========       ===========           ===========

Earnings per share:
  Basic                    $      0.21       $      1.25           $      0.56
                           ===========       ===========           ===========
  Diluted                  $      0.21       $      1.23           $      0.55
                           ===========       ===========           ===========

         In the above pro forma consolidated income statements, net income for the nine months ended February 27, 2005, includes a $19.3 million gain on sale of subsidiary, net of tax and $3.2 million of non-recurring charges net of tax which primarily consists of $1.2 million for a stock contribution made to a profit sharing plan for original MRID employees prior to change of control; about $600,000 for an impairment charge on the acquired MRID trade name; and about $1.4 million for other acquisition related charges. The three and nine months ended February 22, 2004 includes about $766,000 of acquisition related charges net of tax.
The above pro forma results do not include any anticipated revenue synergies.

Note C - Earnings Per Common Share

         In July 2004, the Company's Board of Directors declared a three-for-two split on all outstanding shares of its common stock. The split was completed in the form of a fifty percent stock dividend, effective August 17, 2004, to shareholders of record on July 23, 2004. The consolidated financial statements and related notes have been adjusted to retroactively reflect this stock dividend in all numbers of shares, prices per share and earnings per share.

         A summary of the shares used in the calculation of net income per Common Share is shown below:

(Dollars in Thousands, Except Per Share Amounts)

                                           Three Months Ended          Nine Months Ended
                                       --------------------------  --------------------------
                                       February 27,  February 22,  February 27,  February 22,
                                           2005          2004          2005          2004
                                       ------------  ------------  ------------  ------------
Income available to
  Common shareholders                  $     24,735  $      4,281  $     34,181  $      8,953
                                       ============  ============  ============  ============

Weighted average shares                  28,020,094    25,120,424    27,563,179    24,971,697

Dilutive potential Common
  Shares:
     Warrants                                81,433        33,153        76,570        24,695
     Restricted stock                         8,270         2,703         2,824         1,847
     Stock options                          417,129       470,689       386,297       429,509
                                       ------------  ------------  ------------  ------------
Adjusted weighted average
  shares                                 28,526,926    25,626,969    28,028,870    25,427,748

Net income per Common Share:
     Basic                             $       0.88  $       0.17  $       1.24  $       0.36
                                       ============  ============  ============  ============
     Diluted                           $       0.87  $       0.17  $       1.22  $       0.35
                                       ============  ============  ============  ============

         As of February 27, 2005, the Company had 1,264,950 shares of restricted stock, net of forfeitures, outstanding to key employees. These shares are restricted units, which will convert into common stock only upon the achievement of compounded growth in the Company's pre-tax diluted earnings per share greater than eight percent over the next five fiscal years. For 1,131,000 of these shares, the vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 15%, 20% and 65% respectively. For 133,950 of these shares, the vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 0%, 40% and 60% respectively. In the current year, management has determined that it is probable that performance targets will be met, and has recognized expense in the three and nine months ended February 27, 2005, of $858,000 and $3,260,000. Additional shares of restricted stock may be granted to newly hired key employees.

         As of February 27, 2005, the Company had outstanding 21,869 shares of restricted stock to the Board of Directors. These shares are vesting over 5 year timeframes of 10%, 10%, 10%, 10%, and 60%, respectively. For the three months ended February 27, 2005 and February 22, 2004, and the corresponding nine months ended, the Company recognized expense of $77,500, $7,500 and $92,500 and $15,000, respectively.

         As of February 27, 2005, the Company had outstanding 13,750 shares of restricted stock to certain employees. These shares are vesting over time ranging from 1 to 3 years. For the three months ended February 27, 2005 and February 22, 2004 and the corresponding nine months ended, the Company recognized expense of $24,000, $65,000 and $81,000 and $99,000, respectively.

Note D - Product Warranty
         The Company accrues for possible future claims arising under terms of various warranties (one to three years) made in connection with the sale of products. The following table is a reconciliation of the change in the aggregate accrual for product warranty for the nine months ended February 27, 2005:

                                       Three Months        Nine Months
                                          Ended               Ended
(Dollars in thousands)              February 27, 2005   February 27, 2005
                                    ------------------  ------------------

Balance at beginning of period      $           3,179               3,189
   Reserves acquired from
     acquisition of MRID Corp.                      -                  87
   Reserves released from sale of
     Polycold                                    (651)               (651)
   Warranty expense                             2,385               2,990
   Cost of warranty performed                    (637)             (1,339)
                                    ------------------  ------------------

Balance at February 27, 2005        $           4,276               4,276
                                    ==================  ==================

Note E - Long-term Debt

         On July 16, 2004, the Company borrowed $45.0 million from its amended unsecured credit facility to partially finance the acquisition of MRID. As a result of the acquisition, the Company assumed from MRID a $3.1 million term loan note due in October 2007. The term loan is unsecured, except for a negative pledge that the Company will not use MRID's Gainesville, Florida facility as collateral for any additional financing. The note also includes a prepayment penalty of 2% to 5%, depending on the year of prepayment. Up to 20% of the note payable can be prepaid annually without penalty. The note bears interest at 5.85% and is payable in monthly installments of about $11,000 with the balance due in October 2007.

         On December 13, 2004, the Company amended its credit facility with its existing group of commercial lenders to effectively release the Company from the provision that required the Company to apply the net cash proceeds from its sale of Polycold as a mandatory prepayment of first the term loan and then revolving credit facility. This amendment also effectively releases Polycold from its obligations as a guarantor under the credit agreement. This amendment shall be effective solely with respect to the specific circumstances of the Polycold divestiture. During the three months ended February 27, 2005, the Company utilized the net proceeds from the sale of Polycold in addition to available operating cash to pay off the remaining $58.0 million that was outstanding under the Company's revolving credit facility.

         The Company's unsecured Credit Facility contains mandatory prepayment provisions whereby certain amounts borrowed must be repaid upon the occurrence of certain specified events and conditions. The Company shall make mandatory prepayments in an amount equal to (a) 100% of net insurance proceeds not applied to the repair or replacement of damaged properties; (b) 100% of net proceeds from asset sales except for assets sold in the normal course of business or proceeds from asset sales to be reinvested in a like asset within six months;
(c) 100% of the net proceeds from the issuance of any debt or equity (other than certain permitted debt or equity issuances if the leverage ratio of the Company after giving effect thereto is less than or equal to 2.25 to 1.0) and 50% of annual excess cash flow, with such percentage to be reduced to 0% in the event the Company's leverage ratio is reduced to or below 2.00 to 1.0.

As of February 27, 2005, the Company had the following long-term debt outstanding:

                                                               As of
                                                   -----------------------------
(In thousands)                                     February 27,        May 30,
                                                      2005              2004
                                                      ----              ----
Long-Term Debt:
    Mortgages and notes payable                    $      8,121     $      5,744
    Term loan ($25 million)                              21,250           24,062
    Revolving line of credit ($105 million)                   -           32,000
                                                   ------------     ------------
    Total long-term debt                                 29,371           61,806

    Less current maturities                               8,169            4,171
                                                   ------------     ------------

    Long-term debt excluding current maturities    $     21,202     $     57,635
                                                   ============     ============

         In addition to the long-term debt noted above, the Company issued a $5.0 million three-year note payable that accrues interest at LIBOR plus 0.5% in conjunction with the acquisition of MRI Devices.

         As of February 27, 2005, the Company had $104.4 million additional borrowing capacity under its unsecured credit facility which is net of $565,000 of standby letters of credit issued to the Company's insurance agent as collateral for potential workers' compensation claims.

Note F - New Accounting Pronouncements

         On March 29, 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff's interpretation of Share-Based Payments. This interpretation expresses the views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004) Share-Based Payment (Statement 123R) and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of Statement 123R. The Company will adopt SAB 107 in connection with its adoption of Statement 123R which could have a material impact on our consolidated financial position, results of operations and cash flows.

         In March 2005, the FASB issued FASB Staff Position (FSP) FIN 46(R)-5 "Implicit Variable Interests under FASB Interpretation No. 46, Consolidation of Variable Interest Entities." FSP FIN 46(R)-5 provides guidance for a reporting enterprise that holds an implicit variable interest in a variable interest entity (VIE) and is also a related party to other variable interest holders. This guidance requires that if the aggregate variable interests held by the reporting enterprise and its related parties would, if held by a single party, identify that party as the primary beneficiary, then the party within the related party group that is most closely associated with the VIE is the primary beneficiary. The effective date of FSP FIN 46(R)-5 is the first reporting period beginning after March 3, 2005, with early application permitted for periods for which financial statements have not been issued. Management does not believe that implementation of this FSP will have a material effect on the Company's results of operations or financial position.

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

         In December 2004, the FASB issued Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. This Staff Position clarifies that the tax deduction for qualified domestic production activities provided by the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction under FAS 109 as opposed to a tax-rate deduction. The phase-in of the tax deduction begins with qualifying production activities for the year ending December 31, 2005. The American Jobs Creation Act of 2004 replacing the extraterritorial income (ETI) tax incentive with a domestic manufacturing deduction. In the long term we expect this new deduction to provide a similar tax benefit as the ETI tax incentive has in the past. We may have a small reduction in our fiscal year 2005 tax benefit as the transition rules create a short-term gap in the benefit we receive.

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

(Dollars in Thousands, Except Per Share Amounts)

                                                             Three Months Ended          Nine Months Ended
                                                        --------------------------- ----------------------------
                                                        February 27,  February 22,  February 27,   February 22,
                                                            2005          2004          2005           2004
                                                        ------------- ------------- -------------  -------------

Net income (as reported)                                $     24,735  $      4,281  $     34,181   $      8,953
  Add recorded non-cash stock compensation, net of tax           695           131         3,678            288
  Less non-cash stock compensation
    under SFAS No. 123, net of tax                            (1,233)         (769)       (4,908)        (1,779)
                                                        ------------- ------------- -------------  -------------
Pro forma Net Income                                    $     24,197  $      3,643  $     32,951   $      7,462
Earnings per Common Share (as reported):
   Basic                                                $       0.88  $       0.17  $       1.24   $       0.36
                                                        ============= ============= =============  =============
   Diluted                                              $       0.87  $       0.17  $       1.22   $       0.35
                                                        ============= ============= =============  =============
Earnings per Common Share (pro forma):
   Basic                                                $       0.86  $       0.15  $       1.20   $       0.30
                                                        ============= ============= =============  =============
   Diluted                                              $       0.85  $       0.14  $       1.18   $       0.29
                                                        ============= ============= =============  =============

Note H - Segment and Related Information

         As a result of the sale of Polycold, the sole subsidiary in its Instrumentation segment, the Company's continuing operations now consists of three reportable segments: Magnetic Resonance Imaging (MRI), Medical Devices, and Energy Technology. The MRI segment consists primarily of the manufacture and sale of low temperature superconducting ("LTS") magnets (by the IGC-Magnet Business Group). Previously, this segment also included the manufacture and sale of radio frequency coils. All prior year data has been restated to reflect this change.

           The Medical Devices segment now consists of one collectively managed entity, Invivo Corporation, with a universal brand identity of "Invivo". Invivo's management team concentrates on the collective growth, revenues and profitability of its two divisions; Invivo Patient Care (IPC) and Invivo Diagnostic Imaging (IDI). Invivo Patient Care designs and manufactures patient monitors, primarily for use in MRI suites. IPC also designs and manufactures bedside monitors and central station monitoring systems. Invivo Diagnostic Imaging (formerly IGC-MAI and MRID) designs and manufactures Radio Frequency
(RF) coils, which are used to enhance the image quality of MRI systems. Invivo sells its products to original equipment manufacturers such as Philips Medical Systems, GE Healthcare, Siemens Medical Solutions, Toshiba Medical Systems and Hitachi Medical Systems. Invivo also distributes its products directly through a global sales network that serves both IDI and IPC. In addition, Invivo sells its products to group purchasing organizations, research hospitals, universities and other luminary sites.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

SEGMENT DATA
(Dollars in Thousands)

                                                             Three Months Ended
                                      ----------------------------------------------------------------
                                                              February 27, 2005
                                      ----------------------------------------------------------------
                                      Magnetic Resonance    Medical         Energy
                                            Imaging         Devices       Technology        Total
                                      ------------------ -------------- -------------- ---------------

Net revenues to external customers:
  Magnet systems                      $           30,128                               $        30,128
  Patient Monitors and RF Coils                          $       35,290                         35,290
  Other                                                                 $        3,556           3,556
                                      ------------------ -------------- -------------- ---------------
          Total                                   30,128         35,290          3,556          68,974

Segment operating income (loss)                    5,745          2,945         (1,327)          7,363

Goodwill                                                        170,091                        170,091

Total assets                          $          120,708 $      249,895 $       11,490 $       382,093


                                                             Three Months Ended
                                      ----------------------------------------------------------------
                                                              February 22, 2004
                                      ------------------------------------------------ ---------------
                                      Magnetic Resonance    Medical         Energy
                                            Imaging         Devices       Technology        Total
                                      ------------------ -------------- -------------- ---------------

Net revenues to external customers:
  Magnet systems                      $           27,515                               $        27,515
  Patient Monitors and RF Coils                          $        8,527                          8,527
  Other                                                                 $        1,519           1,519
                                      ------------------ -------------- -------------- ---------------
          Total                                   27,515          8,527          1,519          37,561

Segment operating income (loss)                    6,633            639         (1,704)          5,568

Goodwill                                                        109,523                        109,523

Total assets                          $           97,783        148,604          9,324         255,711

                                                          Nine Months Ended
                                      ----------------------------------------------------------------
                                                          February 27, 2005
                                      ----------------------------------------------------------------
                                      Magnetic Resonance    Medical         Energy
                                           Imaging          Devices       Technology        Total
                                      ------------------ -------------- -------------- ---------------

Net revenues to external customers:
  Magnet systems                      $           83,736                               $        83,736
  Patient Monitors and RF Coils                          $       94,806                         94,806
  Other                                                                 $        8,131           8,131
                                      ------------------ -------------- -------------- ---------------
          Total                                   83,736         94,806          8,131         186,673

Segment operating income (loss)                   10,123         11,587         (5,174)         16,536

Goodwill                                                        170,091                        170,091

Total assets                          $          120,708 $      249,895 $       11,490 $       382,093


                                                          Nine Months Ended
                                      ----------------------------------------------------------------
                                                          February 22, 2004
                                      ----------------------------------------------------------------
                                      Magnetic Resonance    Medical         Energy
                                           Imaging          Devices       Technology        Total
                                      ------------------ -------------- -------------- ---------------

Net revenues to external customers:
  Magnet systems                      $           67,586                               $        67,586
  Patient Monitors and RF Coils                          $       15,218                         15,218
  Other                                                                 $        4,528           4,528
                                      ------------------ -------------- -------------- ---------------
          Total                                   67,586         15,218          4,528          87,332

Segment operating income (loss)                   13,064          1,229         (4,141)         10,152

Goodwill                                                        109,523                        109,523

Total assets                          $           97,783 $      148,604 $        9,324 $       255,711

         The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:

Dollars in thousands                                                                   Three Months Ended
                                                                            ---------------------------------------
Reconciliation of income from continuing operations before income taxes:    February 27, 2005     February 22, 2004
                                                                            -----------------     -----------------
Total operating income from reportable segments                             $           7,363     $           5,568
                                                                            -----------------     -----------------
Net operating income                                                                    7,363                 5,568
Interest and other income                                                                  74                   176
Interest and other expense                                                             (1,109)                 (294)
                                                                            -----------------     -----------------
Income from continuing operations before income taxes                       $           6,328     $           5,450
                                                                            =================     =================



                                                                                       Nine Months Ended
                                                                            ---------------------------------------
Reconciliation of income from continuing operations before income taxes:    February 27, 2005     February 22, 2004
                                                                            -----------------     -----------------

Total operating income from reportable segments
Intercompany income in ending inventory                                                16,536                10,152
Net operating income                                                                                             22
                                                                            -----------------     -----------------
                                                                                       16,536                10,174
Interest and other income
Interest and other expense                                                                486                   695
Adjustment to gain on prior period sale of division                                    (3,238)                 (519)
Income from continuing operations before income taxes                                   1,094
                                                                            -----------------     -----------------
Income before income taxes                                                  $          14,878     $          10,350
                                                                            =================     =================

Note I - Goodwill and Other Intangible Assets

         The Company follows the provisions of Statement of Financial Accounting Standards No. 142 (FAS No. 142), "Goodwill and Other Intangible Assets". FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.

The components of other intangibles are as follows:

(Dollars in Thousands)

                                                 As of February 27, 2005
                                      ------------------------------------------------
                                                                           Weighted
                                      Gross Carrying      Accumulated    Average Life
                                          Amount         Amortization      in Years
                                      --------------     ------------    -------------
Amortized intangible assets
   Production rights                  $       8,750      $     8,220           5.5
   Patents                                    3,899            1,142          17.7
   Trade names/trademarks                    11,510              499          25.0
   Product name/trademark                     4,640              310          12.6
   Know-how and core technology              17,940            1,607           9.3
   Product technology and design              4,930              664           6.6
   OEM customer relationships                14,950              994          10.5
   Order backlog                                540              540           0.3
                                      -------------      -----------     -------------
                                      $      67,159      $    13,976          12.5
                                      =============      ===========

         Aggregate amortization expense from continuing operations for the three months ended February 27, 2005 and February 22, 2004 and the corresponding nine month periods was $1,661,000 and $774,000 and $4,718,000 and $1,671,000,
respectively. During the Company's second fiscal quarter, the Company, through re-branding exercises and market analysis, determined that the acquired MRI Devices trade name will no longer be utilized in future branding. As a result, the Company reduced the net book value of the acquired MRI Devices trade name originally valued at $970,000 to zero resulting in an impairment charge of $913,000.

ESTIMATED AMORTIZATION EXPENSE:

For the year ending May 2005                $6,418
For the year ending May 2006                $5,202
For the year ending May 2007                $5,070
For the year ending May 2008                $5,070
For the year ending May 2009                $5,058

All intangibles are amortized on a straight line basis.

The changes in the carrying amount of goodwill between May 30, 2004 and February 27, 2005, are as follows:

(In thousands)

Goodwill as of May 30, 2004                                       $  118,816
 Goodwill acquired on July 16, 2004 with the acquisition of
     MRI Devices Corp. (preliminary purchase price allocation)        57,859
 Adjustments to purchase price allocation of Invivo                      380
 Goodwill disposed of from sale of IGC-Polycold Systems, Inc.         (6,964)
                                                                  ----------
Goodwill as of February 27, 2005                                  $  170,091
                                                                  ==========

Management has evaluated goodwill for impairment during the quarter ended November 28, 2004, in accordance with SFAS No. 142 and determined that no impairment exists.

Note J - Environmental Remediation

         In connection with the sale of IGC-AS in October 2001, the Company had recorded a $1.5 million liability related to environmental investigation and potential remediation costs to be incurred by the Company under certain property transfer laws of the State of Connecticut. As a result of recent developments and environmental site assessments, the Company reduced its current liability resulting in an adjustment to the gain on a prior period sale of a division of $1.1 million. As of February 27, 2005, the total remaining reserve for environmental remediation relating to the divestitures of IGC-APD and IGC-AS was approximately $545,000.

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

         The Company has entered into interest rate swap agreements to reduce the effect of changes in interest rates on its floating rate long-term debt. On February 27, 2005, the Company had outstanding interest rate swap agreements with a commercial bank, having a notional principal amount of approximately $4.2 million. Those agreements effectively change the Company's interest rate exposure on its mortgages due in November 2005, to a fixed 6.88%. The interest rate swap agreement matures at the time the related notes mature. The fair value of this interest rate swap increased $142,000 to $(83,000) during the nine months ended February 27, 2005.

         On February 5, 2004, the Company entered into a separate interest rate swap agreement with a commercial bank, having a current notional principal amount of $21.3 million. This agreement effectively hedges the Company's interest rate exposure on its $25 million term loan due on December 31, 2008 to a fixed rate of 2.95% plus applicable margins as defined in our credit agreement. The interest rate swap agreement corresponds with the repayment terms of the term loan and matures on December 31, 2008. The fair value of this interest rate swap increased $148,000 to $401,000 during the nine months ended February 27, 2005.

         The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties.

         Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For the nine months ended February 27, 2005, the Company recorded an other comprehensive gain of $189,000 net of tax for the two interest rate swap agreements.

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

OVERVIEW OF SIGNIFICANT EVENTS

         On February 15, 2005, we completed the sale of our wholly-owned subsidiary, IGC-Polycold Systems, Inc. ("Polycold"), to Helix Technology Corporation ("Helix"). Helix purchased all of the outstanding capital stock of Polycold for about $49.7 million in cash, which included a contractual $500,000 reimbursement representing the Company's estimate for certain tax obligations of up to a maximum liability of $3.3 million relating to a Section 338(h)(10) election under the Internal Revenue Code. The decision to sell Polycold was a step in our overall strategic plan to focus financial and managerial resources on the Company's growing and more profitable medical devices business. The sale, which resulted in a pre-tax gain of about $33.4 million, was included in income from discontinued operations for the three and nine months ended February 27, 2005. During the three months ended February 27, 2005, we utilized the net proceeds from the sale of Polycold and a portion of existing cash balances to pay off the remaining $58.0 million that was outstanding under the Company's revolving credit facility.

           On July 16, 2004, we completed our purchase of MRI Devices Corporation ("MRID"), a privately held company. MRID is a leading manufacturer of radio frequency (RF) coils and related sub-systems for magnetic resonance imaging (MRI) systems. As a result of the acquisition, MRID became a wholly-owned subsidiary of the Company. The deal was structured as a cash and stock transaction which included a $45.0 million cash payment, a three-year $5 million promissory note and 2,460,889 shares of Company common stock, of which about 88,500 shares (the "Plan Shares") were allocated to fund an employee benefit plan for MRID employees. The value of the Plan Shares of about $1.9 million was recorded as compensation expense as a result of accelerating the vesting requirements during the three months ended November 28, 2004. The remaining 2,372,389 shares were issued as consideration with a value of $50.2 million based on the average closing stock price for two days prior to and after the measurement date which was determined to be June 9, 2004, in accordance with Emerging Issues Task Force (EITF) No. 99-12. Fifty percent of the stock is restricted from sale for two years from the date of closing and the other fifty percent for three years. The cash portion of the consideration was financed through our credit facility that was recently amended to expand the aggregate committed amount by $30 million to $130 million. MRID's results of operations have been included in our consolidated financial statements since the date of acquisition and are included in our discussion on the Results of Operations below. Since the acquisition, we have combined MRID and our pre-existing RF coil subsidiary (IGC-Medical Advances) into one entity: Invivo Diagnostic Imaging, a division of Invivo Corporation. This has resulted in adding incremental value to this acquisition through the physical consolidation of product development and manufacturing facilities in Wisconsin, a unified RF coil management team and the integration of direct sales activities with Invivo Corporation's world-class global sales team.

           On July 15, 2004, our Board of Directors declared a three-for-two split on all outstanding shares of our common stock. The split was completed in the form of a fifty percent stock dividend, effective August 17, 2004, to shareholders of record on July 23, 2004. All share and per share data included in this filing have been adjusted to retroactively reflect this stock dividend.

           On January 27, 2004, we completed our purchase of Invivo Corporation, which was acquired through a public tender offer. Invivo designs, manufactures and markets patient monitoring systems. These monitoring systems measure and display vital signs of patients in medical settings, particularly during magnetic resonance imaging procedures. As a result of the acquisition, Invivo became a wholly-owned subsidiary of the Company. The acquisition of Invivo substantially expanded our direct sales team and customer base. Invivo's results of operations have been included in our consolidated financial statements since the date of acquisition and are included in our discussion on Results of Operations below.

      SEGMENT STRUCTURE
           As a result of the sale of Polycold, the sole subsidiary in our Instrumentation segment, our reportable segments from continuing operations now consist of: Magnetic Resonance Imaging ("MRI"), Medical Devices, and Energy Technology. The MRI segment consists of IGC-MBG which manufactures and sells low temperature superconducting ("LTS") magnets that are used in MRI systems. Previously this segment included OEM sales of Radio Frequency (RF) coils, which are now included in the Medical Devices segment. All prior year data has been restated to reflect this change.

           Our Medical Devices segment now consists of one collectively managed entity, Invivo Corporation with a universal brand identity of "Invivo". Invivo's management team concentrates on the collective growth, revenues and profitability of its two divisions: Invivo Patient Care (IPC) and Invivo Diagnostic Imaging (IDI). Invivo Patient Care designs and manufactures patient monitors, primarily for use in MRI suites. IPC also designs and manufactures bedside patient monitors and central station monitoring systems. Invivo Diagnostic Imaging designs and manufactures RF coils and associated sub-systems, which are used to enhance the image quality of MRI systems. Invivo sells its products to original equipment manufacturers such as Philips Medical Systems, GE Healthcare, Siemens Medical Solutions, Toshiba Medical Systems and Hitachi Medical Systems. Invivo also distributes its products directly through a global sales network that serves both IDI and IPC. In addition, Invivo sells its products to group purchasing organizations, research hospitals, universities and other luminary sites.

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

         REVENUE RECOGNITION
         The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101 as amended by Staff Accounting Bulletin No. 104, on product that has been shipped. In these cases, all the criteria for revenue recognition have been met including, but not limited to: persuasive evidence of an arrangement exists; the arrangement includes a product price that is fixed and determinable; the company has accomplished what it must do to satisfy the terms of the arrangement including passing title and risk of loss to our customer upon shipment; and collection from our customer is reasonably assured in accordance with the terms in the arrangement.

          In other instances, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101 as amended by Staff Accounting Bulletin No. 104, on product that is complete and ready to ship for which our customer has requested a delay in delivery. In these cases, all the criteria for revenue recognition have been met including, but not limited to: the customer has a substantial business purpose; there is a fixed delivery date; title and risk of loss has transferred to our customer; the product is complete and ready for shipment; and the product has been segregated and is not available to be used to fill other orders. Upon notification from our customer the product is shipped to the stated destination. As of February 27, 2005 and February 22, 2004, there were no bill and hold sales.

         The Company recognizes revenue and profit on long-term development contracts based upon actual time and material costs incurred plus contractual earned profit. These types of contracts typically provide engineering services to achieve a specific scientific result relating to superconductivity. The customers for these contracts are both commercial customers and various state and federal government agencies. When government agencies are providing revenue we do not expect the government to be a significant end user of the resulting products. Therefore, the Company does not reduce Internal Research and Development by the funding received.

         INVENTORY RESERVES
         The Company maintains a reserve for inventory that has become damaged in the manufacturing process or technologically obsolete. If technology advances more rapidly than expected, manufacturing processes improve substantially or the market for our products declines substantially, adjustments to reserves may be required.

         GOODWILL AND INTANGIBLE ASSET IMPAIRMENTS
         Goodwill and other long-lived assets are reviewed for impairment whenever events such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. Additionally, the Company performs a test for goodwill impairment annually during the second quarter of each fiscal year. The determination of whether these assets are impaired involves significant judgments such as long term revenue projections, weighted average cost of capital, product cost reductions, market penetration and sufficient product research and development to keep pace with market demand. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances.

         WARRANTY RESERVES
         The provision for warranty for potential defects with our manufactured products is based on historical experience for the period the product was under warranty during the fiscal year. In some cases, when historical warranty information is not available the Company estimates warranty costs based on spending related to the cost centers responsible for the warranty repair. The Company believes these reserves are adequate based on the evaluation criteria, procedures in place to control the manufacturing process and pre-testing of newly developed products to ensure their manufacturability prior to commercial introduction. If product quality declines, the Company may require additional provisions.

         RESERVE FOR ENVIRONMENTAL REMEDIATION
         The Company maintains a provision for potential environmental remediation for businesses disposed of during fiscal 2002 (see also Note J in the notes to the consolidated financial statements included herein). These provisions are based upon management's best estimate under the given circumstances and available information. Our provision did not include any range of loss. Therefore, we are unable to identify or estimate any additional loss that is reasonably possible. The Company believes these provisions are adequate. If unexpected costs related to the environmental issues are incurred additional provisions will be needed.

RESULTS OF OPERATIONS

         Revenues from continuing operations increased about $31.4 million or nearly 84%, to $69 million, for the three months ended February 27, 2005, from $37.6 million for the same period last year. This increase was the result of improved revenues from all of our segments and the inclusion of MRI Devices, now Invivo Diagnostic Imaging or "IDI", and two additional months of revenues from Invivo Patient Care or "IPC" (formerly InvivoMDE). Our three month period ended February 22, 2004, included only one month of revenues from IPC.

         For the nine months ended February 27, 2005, revenues from continuing operations increased $99.3 million or 113.8% to $186.7 million from $87.3 million for the same period last year. Again, this increase was the result of improved revenues from all of our segments and the inclusion of MRID in Invivo Diagnostic Imaging and two additional months of revenues from Invivo Patient Care.

         Our recent reorganization of our RF coil businesses made it necessary to review the way our chief operating decision maker receives information and all the other criteria required by FAS 131 regarding segment reporting. As a result of this review we found it necessary to revise our segment presentation as described in the section entitled "Segment Structure" above. This change took place in our second quarter of our current fiscal year. All prior periods have been restated to reflect this change.

         MRI SEGMENT REVENUES
         MRI segment revenues during the three month period ended February 27, 2005, increased $2.6 million or nearly 10% to nearly $30.1 million compared to $27.5 million in the prior year. This increase is primarily the result of improved product mix and overall increase in magnet volumes combined with an increase of product development revenues of about $1 million. Reduced selling prices on the 1.5T magnet were more than offset by improved shipments of the higher field 3.0T magnet.

         For the nine months ended February 27, 2005, MRI segment revenues increased $16.2 million or 23.9% to $83.7 million from the $67.6 million in same nine month period last year. This increase is related to increased volume resulting from an abnormally low first quarter in fiscal 2004 due to the contractual transition of managing supply chain logistics for Philips Medical Systems in return for an enhanced and extended exclusive supply contract. Additionally, reduced selling prices on the 1.5T were more than offset by improved shipments of the higher field 3.0T magnet and the introduction of our new 1.0T open architecture magnet.

         MEDICAL DEVICES REVENUES
         Our Medical Devices segment provided $35.3 million of revenues for the quarter ended February 27, 2005, an increase of $26.9 million over the same period last year. Invivo provided about $18.8 million from OEM RF coil and patient monitor revenues an increase of about $14.9 million from the same period last year primarily due to the addition of RF coil sales from the MRID acquisition combined with an increase in overall OEM demand for RF coils. Invivo provided about $16.5 million of revenues relating to direct sales of patient monitors and RF coils, an increase of $12 million over the same period last year. Revenue for the three and nine months ended February 22, 2004, included one month of Invivo patient monitoring revenues.

         For the nine months ended February 27, 2005, the Medical Devices segment provided $94.8 million of revenues, an increase of $79.7 million over the same period last year. Invivo OEM RF coil and patient monitoring revenues increased about $35.1 million to $44 million, primarily the result of our acquisition of MRID combined with an increase in OEM demand. Invivo also contributed $50.8 million of direct sales of patient monitors and RF coils, an increase of $44.6 million over the same period last year.

         ENERGY TECHNOLOGY SEGMENT REVENUES
         Revenues of the Energy Technology segment increased $2.0 to $3.6 million and $3.6 million to $8.1 million for the three and nine months ended February 27, 2005, respectively, over the corresponding periods last year. The increase over prior year periods resulted from a net increase in government and third-party billable revenue on HTS device programs.

         GROSS MARGIN
         Consolidated gross margin from continuing operations for the three months ended February 27, 2005, increased $16.2 million to $32.4 million or 47.0% of net revenues compared to the same period last year of $16.3 million or 43.3% of net revenues. The MRI segment increased $854,000 which corresponds to the increase in revenues, improved product mix as well as the continued benefits of this segment's cost savings efforts, partially offset by reduced selling prices on the 1.5T magnets. The higher margin sales in our Medical Devices segment contributed $15.1 million of the increase in consolidated gross margin primarily through the inclusion of MRID and Invivo, partially offset by an increase in warranty expense. Our Energy Technology segment contributed about $174,000 of the increase related to increased revenues.

         During the nine months ended, gross margin increased $51.3 million to $86.8 million or 46.5% of net revenues from $35.5 million or 40.7% of net revenues for the same nine month period last year. All segments contributed to this increase. Our MRI segment contributed about $6.8 million to the increase as a result of increased volume, improved mix and continued cost reduction efforts partially offset by negotiated selling price reductions. Our Medical Devices sector increased $44.2 million primarily from the contribution of our acquisitions. Partially offsetting the increase in our Medical Device segment is about $200,000 of costs incurred for relocating manufacturing operations from our Arleta, CA facility to our Orlando, FL facility. Finally, Energy Technology contributed about $331,000 to the increase resulting from improved revenue.

         PRODUCT RESEARCH AND DEVELOPMENT
         Product research and development increased $3.4 million or 116.8% to $6.4 million for the three months ended February 27, 2005, from $3 million for the same period last year. This increase is primarily due to new product development programs in our MRI segment ($432,000) and the contribution of new product development for both RF coils and patient monitors in our Medical Devices segment ($3.2 million) partially offset by a net decrease in spending on various HTS projects in our Energy Technology segment ($188,000) as a result of increased funding from governmental agencies.

         For the nine months ended, product research and development increased $9.5 million or 118.9% to $17.5 million from $8.0 million for the same period last year. This increase is related to additional spending from the MRI segment of about $1.1 million relating to new magnet development and about $1.5 million from our Energy Technology segment relating to existing HTS programs and additional cost share relating to increased revenue. Our Medical Devices segment contributed the remaining $6.9 million of the increase primarily as a result of our acquisitions and new product development for both RF coils and patient monitors.

         SELLING, GENERAL AND ADMINISTRATIVE
         For the three months ended February 27, 2005, selling general and administrative expenses, including stock based compensation, increased $10 million to $17 million from $7 million for the same period last year. Our recent acquisitions of Invivo and MRID account for $7.4 million of the increase. Performance based stock compensation increased $863,000 over the same period last year. This expense is calculated on forecasted performance. Acquisition and integration related expenses were about $1.5 million. Finally, audit and tax fees increased about $250,000 over the same period last year.

         Selling, general and administrative expenses including stock based compensation increased about $31.4 million or 201% to nearly $47.1 million for the nine months ended February 27, 2005, from $15.7 million for the same period last year. The majority of this increase, $21.9 million, is related to our acquisitions of Invivo and MRID. In addition, a stock contribution to a profit sharing plan for original MRID employees made, prior to change in control was recorded as a non-cash expense of $1.9 million during our second fiscal quarter.

Performance based stock compensation increased $3.3 million over the same period last year and $1.4 million related to increases in incentive compensation. These accruals are based on forecasted performance. Acquisition and integration related expenses increased about $2.4 million. Finally, spending increased on other operating costs relating to audit and tax fees, information system expense and insurance. These expenses were partially offset by reductions in other operating expenses, resulting in a net increase of about $600,000 over the same period last year.

         AMORTIZATION OF INTANGIBLE ASSETS
         Amortization expense of $1.7 million and $4.7 million for the three and nine month periods ended February 27, 2005, increased about $887,000 and about $3 million, respectively, from the three and nine month periods last year. The increase is due to the addition of the amortizable intangible assets resulting from our acquisition of Invivo on January 27, 2004 and MRID on July 16, 2004. Our three and nine month periods in fiscal year 2004 included only one month of amortization relating to Invivo.

         IMPAIRMENT OF INTANGIBLE ASSET
         During our second fiscal quarter, management, through re-branding exercises and market analysis, determined that the acquired MRI Devices trade name will no longer be utilized. As a result, the company reduced the net book value of the acquired MRI Devices trade name to zero resulting in an impairment charge of $913,000.

         OPERATING INCOME
         For the three and nine month periods of fiscal year 2005, operating income from continuing operations increased $1.8 million to $7.4 million, and $6.4 million to $16.5 million, respectively, over the corresponding prior year periods. This increase is primarily due to improved revenues and margins as well as the inclusion of operations from our acquisition of MRID in July of 2004 and our acquisition of Invivo in January 2004. These increases were partially offset by internal acquisition and integration costs combined with the increases in amortization and stock based compensation.

         INTEREST AND OTHER
         Interest and other income of $74,000 and $486,000 for the three and nine months ended February 27, 2005, decreased $102,000 and $209,000, respectively from the corresponding periods last year. This decrease is primarily driven by our lower cash balances resulting from funding our acquisitions of Invivo and MRID, combined with utilization of surplus cash to consistently make accelerated pre-payments on our revolving credit facility, partially offset by an improvement in the interest rate environment on invested cash balances.

         Interest and other expense of $1.1 million and $3.2 million for the three and nine months ended February 27, 2005, increased $815,000 and $2.7 million, respectively, from the corresponding three and nine month periods last year. This increase is primarily driven by the interest expense from the $112 million borrowed under our $130 million unsecured credit facility used to partially finance our acquisition of Invivo and MRID, combined with about $4.4 million of debt assumed in our acquisitions and a $5.0 million three year note payable accruing interest at LIBOR plus 0.5% issued in conjunction with the MRID acquisition. As of February 27, 2005, we had fully paid off our revolving credit facility using the proceeds received from the sale of Polycold effective February 15, 2005, leaving only $21.2 million of our term loan outstanding under our unsecured credit facility.

         During the nine months ended February 27, 2005, $1.1 million of other income was recognized resulting from a reduction in the provision for potential environmental remediation relating to a business disposed of during fiscal 2002 (see also Note J in the notes to the consolidated financial statements included herein). Management originally estimated this liability based upon information received from site assessments. During the first fiscal quarter ended August 29, 2004, management determined that the probable risk of loss was only $100,000 which resulted in a net reduction in the accrual of $1.1 million.

         Our effective tax rate for continuing operations of 23.4% and 28.5% for the three and nine months ended February 27, 2004, decreased 11.3% and 6.2% from the same three and nine month periods ended last year. The decrease in the effective tax rate resulted from one-time reversals of certain tax accruals amounting to about $530,000 and $810,000 for the three and nine month periods ended February 27, 2005, respectively, based upon management's review of certain discreet events and the resulting impact to historical tax requirements. We do not expect our effective tax rate to remain this low for the fourth quarter of fiscal 2005 or the entire year of fiscal 2006, due to our acquisitions which are registered to do business in additional states, the reduced benefit of the Extra Territorial Income Regime being partially phased out by the American Jobs Creation Act of 2004 (the "Act"), and not yet receiving any benefit from the Qualified Production Activity deductions of the Act until Fiscal 2006. We continue to review effective tax strategies to minimize our effective tax rate.

DISCONTINUED OPERATIONS
         As a result of the sale of our wholly owned subsidiary, IGC-Polycold Systems, Inc., effective February 15, 2005, and in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", we have classified the income from operations and the related gain on sale as discontinued operations. All prior periods have been restated to reflect this treatment. Polycold's revenues and net operating profit included in discontinued operations is as follows:

(In thousands)                              Three Months Ended            Nine Months Ended
                                       ----------------------------  ---------------------------
                                       February 27,    February 22,  February 27,   February 22,
                                          2005            2004          2005           2004
                                       -----------     ------------  ------------   ------------
Net revenues to external customers     $     6,149     $     5,572   $    23,354    $    17,964

Net operating income                         1,761           1,106        7,359           3,365

         Polycold's revenues for the quarter and the nine month period through February 15, 2005, increased $577,000 or 10.4% to $6.1 million and $5.4 million or 30% to $23.4 million over the corresponding periods last year despite having two fewer weeks of operations. This increase is primarily due to product revenues and service growth for vacuum-related products across a broad range of non-semiconductor customers in the United States and the Pacific Rim.

         Polycold's net operating income for the quarter and the nine month period through February 15, 2005, increased $655,000 or 59% to $1.8 million and $4 million or 118.7% to $7.4 million, respectively over the corresponding periods last year despite having two fewer weeks of operations. The increases are primarily driven by increased revenue and improved margins due to manufacturing cost reductions through successful lean manufacturing initiatives in addition to relatively stable operating expenses.

         Effective with the sale of Polycold and also included in discontinued operations for both the three and nine month periods ended February 27, 2005, was the $33.4 million gain on sale which is calculated as follows:
(In thousands)


         Cash proceeds received                $         49,714
         Less:
            Polycold net assets sold                     15,343
            Costs directly related to the sale              996
                                               ----------------

                Pre-tax gain on sale           $         33,375
                                               ================

LIQUIDITY AND CAPITAL COMMITMENTS

         OPERATING ACTIVITIES
         For the nine months ended February 27, 2005, we generated about $24.7 million in cash from operating activities compared to $12.4 million in the same period last year. The increase in cash from operating activities is primarily the result of improved earnings partially offset by an unfavorable cash impact of increased working capital usage in the newly acquired businesses.

         INVESTING ACTIVITIES
         For the nine months ended February 27, 2005, investing activities resulted in cash generated of $1.7 million compared to cash used of $148.6 million in the same period last year. The cash generated during the nine months ended February 27, 2005, is primarily due to the $48.7 million, net of transaction costs and taxes received from the sale of Polycold, nearly offset by the cash used to acquire MRID of $39 million, purchases of property and equipment of $7.1 million and $888,000 for other investing activity requirements. The significant use of cash during the same period last year was primarily due to the cash used to fund our acquisition of Invivo combined with purchases of property and equipment of $3.3 million partially offset by the collection of a $4.0 million note receivable relating to a disposition in fiscal 2002.

The net cash received from the sale of Polycold effective February 15, 2005, consisted of the following:

Cash received:
 Cash received from sale                                        $      49,200
 Cash received as reimbursement for certain tax obligations               514
 Less cash on Polycold's balance sheet                                    (37)
 Transaction costs                                                       (996)
                                                                -------------
                                                                $      48,681
                                                                =============
                                       30

 The cash used from our acquisition of MRID effective July 16, 2004, consisted of the following:

Cash paid:
  Cash paid to MRID shareholders                                $      44,802
  Transaction costs                                                     1,047
  Less cash acquired from MRID                                         (6,843)
                                                                -------------
                                                                $      39,006
                                                                =============

         FINANCING ACTIVITIES
         Financing activities for the nine months ended February 27, 2005, used about $35.2 million of cash. During the current quarter, the proceeds received from the sale of Polycold combined with available operating cash were used to pay down nearly $60 million of our credit facility increasing our total year to date debt repayments to $80.2 million. These payments were offset by the $45 million of proceeds received from long-term borrowings used to partially finance the acquisition of MRID. The remaining financing activities reflects the cash received from the exercise of stock options of $1 million and payments received from employees under the executive stock purchase plan of $879,000 partially offset by the purchase of treasury shares of $1.7 million and $155,000 for payments made to amend our credit facility.

         Financing activities during the same period last year consisted of proceeds from long-term borrowings of $67 million used to partially fund our acquisition of Invivo reduced by principal payments of $10.1 million and costs paid to obtain the credit facility of $1.3 million. Other financing activities consisted of proceeds from the exercise of stock options of $3 million and payments received from employees under the executive stock purchase plan of $304,000 partially offset by $1.8 million for the purchase of treasury shares.

         See the consolidated statement of cash flows, located elsewhere in this report for further details on sources and uses of cash.

         CAPITAL COMMITMENTS
         Our capital and resource commitments as of February 27, 2005, consisted of capital equipment commitments of approximately $1.6 million. These commitments consisted of machinery, equipment and tooling used to improve the production process and in research and development. Additionally, some of the capital commitment is for computers and computer equipment to improve engineering efficiency and to update other supporting functions. Individually, none of these commitments are considered significant.

         ADEQUATE RESOURCES
         We believe we have adequate resources to meet our needs for the short-term from our existing cash balances, our expected cash generation in the current fiscal year, and our available unsecured revolving credit facility. Longer-term, with substantial increases in sales volume and/or large research and development or capital expenditure requirements to pursue new opportunities in the Energy Technology segment, we may need to raise additional funds. We would expect to be able to do so through additional lines of credit, public offerings or private placements. However, in the event funds were not available from these sources, or on acceptable terms, we would expect to manage our growth within the financing available.

         Inflation has not had a material impact on our financial statements.

RISK FACTORS
         In addition to the risk factors set forth in the Company's annual report on Form 10-K and 10-K/A for the year ended May 30, 2004, and elsewhere in this report:

         The Company May be Subject to Risk Associated with Acquisitions

         The Company acquired Invivo Corporation effective January 27, 2004, MRI Devices Corporation (MRID) effective July 16, 2004, and may make additional acquisitions in the future. Acquisitions involve numerous risks, including difficulties in the integration of the operations, services, technologies, products and personnel of the acquired companies, diversion of management's attention from other business concerns, overvaluation of the acquired companies, potential loss of key employees and customers of the acquired companies and lack of acceptance by the marketplace of the acquired companies' products or services. Future acquisitions may also result in dilution to existing stockholders, the use of a substantial portion of the Company's cash, the incurrence of debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in significant impairment charges or amortization expense. Moreover, the Company may face exposure to litigation and other unanticipated contingent liabilities of the acquired companies. Any of these problems or factors with respect to the acquisition of Invivo and MRID or any other acquisition completed by the Company could result in a material adverse effect to the Company's business, financial condition and results of operations.

         The Company May on Occasion be Subject to Significant Litigation

         The Company does business in the critical healthcare setting, and may from time to time be subject to significant litigation arising from actual or alleged injuries to patients. Litigation is by its nature costly and may divert management's attention, either of which could adversely affect the Company's operating results. In addition, if any current or future litigation is determined adversely, the Company's operating results and financial condition could be adversely affected.

         The Company is Subject to Risk of New Laws Related to Health Care

         The Company's customer base includes original equipment manufacturers of medical diagnostic equipment, imaging centers, small rural hospitals and other healthcare providers. Changes in the law or new interpretations of existing laws may have a significant effect on the Company's costs of doing business and the amount of reimbursement the Company and its customers receive from both government and third-party payers. In addition, economic forces, regulatory influences and political initiatives are subjecting the health care industry to fundamental changes. Federal, state and local government representatives are likely to continue to review and assess alternative health care delivery systems and payment methods. The Company expects ongoing public debate on these issues. Any of these efforts or reforms could have a material adverse affect on the Company's business and results of operations.

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

         The financial instruments of the Company that are interest rate dependent are mortgages payable and an unsecured $130 million credit facility consisting of a $105 million revolving line of credit and an amortizing $25 million term loan. The Company manages interest rates through various methods within existing contracts. On its mortgage payable, the Company negotiated an "interest rate swap" agreement that, in effect, fixes the rate at 6.88%. With respect to its unsecured credit facility the Company may elect to apply interest rates to borrowings under (x) the higher of Wachovia's prime commercial lending rate or the federal funds rate plus applicable margins or (y) the applicable London Interbank Offered Rate ("LIBOR") plus applicable margins, whichever is more favorable. In addition, the Company entered into an "interest rate swap" agreement that in effect, fixes the rate on its $25 million term loan at 2.95% plus applicable margins. See also Note K to the Company's consolidated financial statements.

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

PART II:  OTHER INFORMATION


ITEM 6:           Exhibits

(a)      Exhibits

         10.1 Amendment No. 3 effective December 13, 2004, to our Credit Agreement as amended for $130.0 million dated December 17, 2003 among Intermagnetics General Corporation and its domestic subsidiaries (borrower) with Wachovia Bank, N.A. (administrative agent), JP Morgan Chase Bank (syndication agent) and Key Bank, N.A. (documentation agent)

Certifications of Chief Executive Officer and Chief Financial Officer

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


                                      INTERMAGNETICS GENERAL CORPORATION


Dated:   April 7, 2005                By:  /s/Glenn H. Epstein
                                           ------------------------------------
                                           Glenn H. Epstein
                                           Chairman and Chief Executive Officer


Dated:   April 7, 2005                By:  /s/Michael K. Burke
                                           ------------------------------------
                                           Michael K. Burke
                                           Executive Vice President and
                                           Chief Financial Officer