Form 10-K
period 2005-05-29
INTERMAGNETICS GENERAL CORP
filed 2005-08-12
CIK 351012

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended MAY 29, 2005



                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
             ___________



                         COMMISSION FILE NUMBER 1-11344

                       INTERMAGNETICS GENERAL CORPORATION
             (Exact name of registrant as specified in its charter)


                DELAWARE                       14-1537454
     (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)       Identification No.)

         450 OLD NISKAYUNA ROAD
            LATHAM, NEW YORK                     12110
(Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (518) 782-1122

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

                                (Title of Class)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock -- $.10 par value per share
                              (Title of each Class)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $808,474,158. Such aggregate market value was computed by reference to the closing price of the Common Stock based on quoted market prices on July 29, 2005. It assumes that all directors and officers of the registrant are affiliates. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares of the registrant's Common Stock outstanding, net of Treasury shares, as of July 29, 2005 was 28,300,482.



                       DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III below is incorporated by reference from the registrant's Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant's fiscal year.

                                TABLE OF CONTENTS


PART I...............................................................    1
 ITEM 1. BUSINESS DESCRIPTION                                  1
 MRI SEGMENT                                                   2
 MEDICAL DEVICES SEGMENT                                       5
 ENERGY TECHNOLOGY SEGMENT                                     8
 RESEARCH AND DEVELOPMENT                                     14
 INVESTMENTS                                                  15
 PERSONNEL                                                    15
 EXECUTIVE OFFICERS OF THE REGISTRANT                         15

ITEM 2. PROPERTIES.........................................   17

ITEM 3. LEGAL PROCEEDINGS..................................   17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   18

PART II..............................................................   19
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
        STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
        SECURITIES.........................................   19

ITEM 6. SELECTED FINANCIAL DATA............................   20

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS................   22

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT
         MARKET RISK.......................................   40

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........   41

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE................   41

ITEM 9A. CONTROLS AND PROCEDURES...........................   41

ITEM 9B. OTHER INFORMATION.................................   42

PART III.............................................................   43
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   43

ITEM 11. EXECUTIVE COMPENSATION............................   43

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT....................................   43
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....   43

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............   43

PART IV..............................................................   44
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.........   44

SIGNATURES...........................................................   50

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Intermagnetics General Corporation ("Intermagnetics", "Company", "we" or "us") makes forward-looking statements in this document. Typically, we identify forward-looking statements with words like "believe," "anticipate," "perceive," "expect," "estimate" and similar expressions. Unless a passage describes an historical event, it should be considered a forward-looking statement. These forward-looking statements are not guarantees of future performance and involve important assumptions, risks, uncertainties and other factors that could cause the Company's actual results for fiscal year 2006 and beyond to differ materially from those expressed in the forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, changes in global political, economic, business, competitive and regulatory factors as well as other assumptions, risks, uncertainties and factors disclosed throughout this report.

    Except for our continuing obligations to disclose material information under federal securities laws, we are not obligated to update these forward-looking statements, even though situations may change in the future. We qualify all of our forward-looking statements by these cautionary statements.



                                     PART I

ITEM 1. BUSINESS DESCRIPTION

    In fiscal 2005, Intermagnetics completed the integration of its two recently acquired medical device businesses and sold its instrumentation business resulting in a "new" Intermagnetics that serves the direct healthcare market as well as major healthcare equipment manufactures such as Philips Medical Systems ("Philips"), GE Healthcare ("GE"), and Siemens Medical Solutions ("Siemens"). Since its founding in 1971, Intermagnetics has evolved into a successful developer, manufacturer and marketer of high-field MRI magnets, radio frequency coils used with MRI systems, patient monitors and other diagnostic subsystems and components. We also continue to invest in the development of high-temperature superconducting materials and devices designed to enhance the capacity, reliability and quality of electrical power transmission and distribution.

    In fiscal years 2004 and 2005, we acquired two new medical device businesses; Invivo Corporation ("Invivo") and MRI Devices Corporation ("MRID"), respectively. On February 15, 2005, we completed the sale of the only subsidiary (IGC-Polycold Systems, Inc.) in our former Instrumentation segment. As a result of the integration of our recent acquisitions and the sale of Polycold, our continuing operations now consist of three reportable segments:
Magnetic Resonance Imaging (MRI), Medical Devices and Energy Technology.

    The MRI segment consists primarily of the manufacture and sale of low temperature superconducting ("LTS") magnets by our Magnet Business Group ("MBG"). Previously, this segment also included the manufacture and sale of radio frequency coils which are now included in the Medical Devices segment. All prior year data has been restated to reflect this change.

    The Medical Devices segment now consists of one collectively managed entity, Invivo Corporation, with a universal brand identity of "Invivo". Invivo's management team concentrates on the collective growth, revenues and profitability of its portfolio of products including RF coils, vital sign patient monitors, visualization and analysis systems and service for these products.

    The Energy Technology segment, operated through SuperPower Inc., is developing second generation, high-temperature superconducting (HTS) materials that we expect to use in devices designed to enhance capacity, reliability and quality of transmission and distribution of electrical power. These materials and devices are also expected to have distinct defense industry applications.



                                   MRI SEGMENT

A.  INTRODUCTION

    Intermagnetics first entered the medical market as a supplier to system integrators when Magnetic Resonance Imaging Systems ("MRI systems") were introduced in the early 1980's. MRI is a non-invasive diagnostic imaging tool that uses magnetic fields and radio frequencies to produce images of the internal organs and structures of the body. MRI systems are used worldwide, principally in hospitals and stand-alone imaging centers. At the core of an MRI system is a large, highly engineered magnet system. Through our Magnet Business Group (MBG), we design and manufacture superconducting magnet systems that offer high field strengths, excellent field quality and operational efficiency. We sell these magnets to MRI system integrators (also called MRI original equipment manufacturers).

    Additional segment data is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," as well as in Note I of the Notes to Consolidated Financial Statements included in Item 8.


B.  PRINCIPAL PRODUCTS

    Intermagnetics derived approximately 45%, 68% and 90% of its net revenues from continuing operations in fiscal years 2005, 2004 and 2003, respectively, from sales of products in the MRI segment.

    Our principal products in the MRI segment include a variety of superconductive MRI magnet systems. Through MBG, we manufacture and sell superconductive MRI magnet systems to MRI system integrators for use in stationary and mobile applications. The primary customer for these products is Philips. MBG offers a full family of cylindrical superconductive MRI magnet systems with field strengths of 0.5, 1.0, 1.5 and 3.0 Tesla ("T"). Market demand for higher field strengths to enable faster and better quality imaging has resulted in an overall shift towards the higher field 1.5T and 3T systems. In addition, in fiscal year 2005, MBG commenced commercial production of its 1.0T superconducting open magnet system.


C.  MARKETING

    We market and sell our products in the MRI segment to MRI system integrators through our own marketing personnel.

    Export Sales. Products sold to foreign-based companies, such as Philips Medical Systems in the Netherlands, were included as export sales even if some of the products sold were installed in the U.S. On that basis, Intermagnetics' net export sales from continuing operations (including all segments) for fiscal years 2005, 2004 and 2003 totaled $160.5 million, $101.8 million and $116.3 million respectively, most of which were to European customers billed in U.S. currency.

    Principal Customers. Sales to customers accounting for more than 10% of Intermagnetics' net revenues from continuing operations (including all segments) aggregated approximately 52% of sales in fiscal year 2005, 71% of net sales in fiscal year 2004 and 92% in fiscal year 2003. (See Note I of Notes to Consolidated Financial Statements included in Item 8.)

    Philips Medical Systems is the principal customer for our MRI magnet systems. In fiscal year 1999, Intermagnetics and Philips executed a sales agreement naming Intermagnetics as the exclusive supplier of certain magnet systems to Philips. We amended that agreement in fiscal year 2003 to extend the term until the end of calendar year 2009. The term extends each year thereafter such that beginning in calendar 2005 the agreement will continue in effect on a rolling five-year basis, unless otherwise terminated in accordance with certain provisions of the agreement. Under this agreement, Intermagnetics is the sole supplier of certain MRI magnet systems to Philips. Sales to Philips (including sales by all segments) amounted to approximately 52%, 71% and 92% of our net revenues from continuing operations for fiscal years 2005, 2004 and 2003, respectively.


D.  COMPETITION/MARKET

    A small number of system integrators dominate the multi-billion dollar MRI industry. They include GE, Philips, Siemens, Hitachi Medical Corporation ("Hitachi") and Toshiba Corporation ("Toshiba"). MRI systems compete indirectly with other diagnostic imaging methods such as conventional and digital X-ray systems, nuclear medical systems, Ultrasound, PET scans and X-ray CT scanners.

    Most large MRI system suppliers perceive higher field strength imaging systems that use superconductive magnets to have technical advantages over MRI systems that use resistive electromagnets and permanent magnets, which are limited in field strength either by high power consumption or by basic material properties. The overall trend towards higher fields has continued with the large system suppliers (Philips, GE and Siemens) offering predominantly 1.5T and 3T cylindrical magnet systems. Such systems are unfeasible with permanent or resistive magnets. Lower field strength systems generally produce lower quality images, although rapid gains in computer technology have offset some of this quality loss. In the mid to late 1990s low field (0.2 to 0.3T) "open" magnet configurations based on permanent and resistive magnets enjoyed rapid growth in market share. This segment of the market has begun to decline with the continued introduction of higher field open MRI systems based on superconducting magnets. Two such systems have entered the market at 0.7T with another entry at 0.6T. MBG has developed a more powerful 1.0T superconducting "open" magnet system for this market segment, with image quality competitive with 1.5T cylindrical magnets, and commenced commercial sales of this product to Philips toward the end of our fiscal year 2005.

    Within the market for superconductive MRI magnet systems our competitors fall into two categories: (1) magnet manufacturers that make products for MRI system integrators; and (2) MRI system integrators that manufacture superconductive magnet systems for their own use.

    One of the largest MRI system integrators, GE Healthcare, manufactures its own magnet systems. During our fiscal year 2004, Siemens acquired Oxford Magnet Technology Limited ("OMT"), a joint venture Siemens controlled (owning 51%), that manufactures MRI magnets systems. This entity (now named Siemens Magnet Technology or "SMT") supplies all of Siemens' requirements for superconducting magnet systems and also continues to supply MRI magnets systems to some smaller system integrators. We believe we compete effectively against SMT on the basis of technology and price and that we are capable of increasing our production capacity to meet opportunities for business expansion as they arise.

    Philips Medical Systems does not manufacture its own MRI magnets. Our exclusive contract provides that we supply all of Philips' requirements for medical diagnostic superconducting magnet systems (see Principal Products above).


E.  PATENTS/INTELLECTUAL PROPERTY

    Our success and competitive position in the MRI segment depends upon, among other things, our continued ability to develop new proprietary technology while protecting our existing intellectual property.

    We directly or indirectly either own, or license a number of patents relating to magnet systems. No patents that we consider significant expire during the next five (5) years. There are no assurances that changing technology and/or emerging patents will not adversely impact our current patent position or competitiveness. In addition, while we focus on developing and patenting new technologies, there are no assurances that this technology will become commercially significant, that patents will be granted or that competing patents will not be issued.


F.  RAW MATERIALS AND INVENTORY

    Most materials and parts used in the manufacturing process for our MRI magnet systems are ordered based on production needs. We have long-term supply agreements with Outokumpu Advanced Superconductors (formerly IGC-AS, a division of Intermagnetics) for the supply of low temperature superconducting ("LTS") wire and with SHI-APD Cryogenics Inc. (formerly IGC-APD, a subsidiary of Intermagnetics) for the supply of cryo-coolers - a key component of our MRI magnet systems. Sumitomo Heavy Industries, which owns SHI-APD, is now the leading manufacturer of cryo-coolers. LTS wire generally requires long lead times for order placement. An unplanned loss or severe reduction in supply of either of these components could result in added cost and temporary production delays. Generally, we invest in inventories based on production schedules required to fill existing and anticipated customer orders. As a consequence of our 2003 expanded agreement with Philips we now have increased responsibility for delivery flexibility in the magnet supply chain. This resulted in a one-time significant decrease in magnet deliveries in our first quarter of fiscal year 2004.

G.  WARRANTY

    We have not had significant expense to date for performance of our warranty obligations in the MRI segment.


H.  GOVERNMENT/INDUSTRY REGULATION

    All of our commercial manufacturing facilities (including the Medical Devices segment) are ISO 9001 certified. In addition, we seek, where appropriate, to comply with the certification and safety standards of organizations such as Underwriters' Laboratories and the various safety and test regulations of the European Community. All of our facilities are subject to various government regulations, including those issued by the Department of Labor, the Occupational, Safety and Health Administration, and various federal, state and local environmental agencies. Our MBG manufacturing facility is also ISO 14000 certified, which is a contractual requirement under our agreement with our largest customer.


I.  SEASONALITY

    Historically, Intermagnetics has not experienced substantial seasonality in its business, but beginning in fiscal year 2005, we expected to see a higher degree of seasonality in our revenue resulting from the company's amended MRI magnet supply contract with Philips and our increased focus on direct sales of RF coils in the Medical Devices segment.

    While we did not experience the magnitude of seasonality as originally forecasted, typical expectations going forward are that the first quarter of each fiscal year, which includes slower summer months, will be the lightest because of buying patterns of our newly expanded customer base. The second quarter is expected to be substantially stronger, followed sequentially by a somewhat softer third quarter, which includes a significant number of globally observed holidays. The fourth quarter is generally expected to be the strongest of the year. Despite this description of our expected seasonality, we anticipate favorable year-over-year comparisons for continuing operations throughout fiscal year 2006.



                             MEDICAL DEVICES SEGMENT

A.  INTRODUCTION

    In fiscal year 2005, we acquired MRI Devices Corporation ("MRID"), a leading developer and manufacturer of RF coils. During the fiscal year, we combined
MRID and our existing RF coil business (IGC-Medical Advances, Inc.) with Invivo Corporation, a patient monitoring business that we acquired in fiscal year
2004. This collectively managed entity has a universal brand identity of "Invivo".

    Invivo is the market leader in the design and manufacture of MRI compatible patient monitors, which enable physicians to track vital signs while a patient is undergoing an MRI scan. Invivo pioneered the development of vital signs monitoring in the MRI environment. While not every patient needs to be monitored during an MRI scan, as the use of MRI continues to expand, particularly into areas such as cardiac and interventional MRI, we believe patient monitoring during MRI procedures will become increasingly important. The MRI environment presents unique challenges for patient monitoring. A monitor must not interfere with the MRI scan, and also must be protected from the MRI system's magnetic field and radio frequency coils in order to perform accurately. Invivo also designs and manufactures bedside monitoring, central station monitoring and telemetry products for use in other areas of the hospital.

    Invivo is a leading independent developer and manufacturer of RF coils, which act as antennae to transmit and/or receive radio frequency signals from the human body as it lies inside the strong magnetic field of the MRI system. These signals are transferred electronically to the MRI system computer where they are reconstructed into clinically useful diagnostic images. Invivo also designs a subsystem that allows for MRI breast imaging and biopsy, and a Functional MRI (fMRI) subsystem that allows physicians to monitor brain activity (function) as well as brain anatomy. These subsystems work in conjunction with a conventional MRI system.


B.  PRINCIPAL PRODUCTS

    We derived approximately 51%, 27% and 9% of our net revenues from continuing operations in fiscal years 2005, 2004 and 2003, respectively, from products in the Medical Devices segment. Additional segment data is provided in Note I of the Notes to Consolidated Financial Statements included in Item 8.

Our principal products in the Medical Devices segment include:

o RF Coils for MRI Systems. We manufacture and sell RF coils for use in MRI systems. Our product line includes several product groups covering multiple anatomical areas and magnetic field strengths from 0.3T to 3.0T. We also design, manufacture and sell breast biopsy coils that allow for MRI breast imaging and biopsy, as well as a Functional MRI (fMRI) system that allows physicians to monitor brain activity (function) and brain anatomy.

o MRI Patient Monitors. We design, manufacture and sell a line of patient monitors that can be used in the MRI suite during an MRI scan.

o Bedside Patient Monitors. We offer a broad range of general patient monitors for bedside monitoring in a variety of acute care departments and ambulatory surgery centers, including the operating room, neonatal intensive care unit, emergency room and post-operative recovery areas.

o Central Station Monitoring and Telemetry. Invivo's central patient monitoring station is capable of providing centralized, real-time patient monitoring, CIS connectivity, alarm surveillance and documentation of up to sixteen telemetry transmitters and/or bedside monitors.


C.  MARKETING

    We market and sell our products in the Medical Devices segment through Invivo's own approximately 110 person sales and marketing team. Invivo sells its products throughout the world through direct sales representatives and independent distributors. In addition, Invivo enters into supply agreements with group purchasing organizations to sell products to the GPO member healthcare providers. We also sell our RF coils directly to original equipment manufacturers including Philips, GE, Siemens and Toshiba Medical Systems.

D.  COMPETITION/MARKET

    We estimate the worldwide market for patient monitoring products that measure multiple vital signs, including MRI-compatible and acute care, bedside patient monitoring, was approximately $2 billion in calendar year 2004. We are aware of three current competitors in the worldwide MRI compatible patient monitoring market and believe that we are the market leader. The Company expects that growth in the MRI monitoring market will come from new MRI system placements, outfitting existing MRI equipment not presently equipped with monitoring devices and replacing existing MRI patient monitors.

    The market for RF coils is also linked to the general MRI system market. Specialized RF coils those dedicated to imaging particular parts of the human anatomy such as the brain, liver, knee, neck, back, etc. -- increase the number of diagnostic applications for which an MRI system can be used. Generally, each MRI system can benefit from an array of seven to ten RF coils. MRI original equipment manufacturers generally sell between six and eight RF coils with each new MRI system, some of which they produce internally and some of which are provided by external suppliers including Invivo. We also sell coils directly to hospitals and imaging centers for new MRI system placements that do not already include our coils and to upgrade existing systems. In addition to the in-house RF coil capacity of original equipment manufacturers, there are several independent RF coil manufacturers of various size, but with our acquisition of MRI Devices, we believe we are a market leader. Competition generally is based upon rapid innovation, capacity for development and production, price and diagnostic image quality. To remain competitive, we must continue to invent, commercialize, supply, service and sell products that deliver improved clinical outcomes and economic value.

    The general patient monitoring market is highly competitive (we estimate 15 to 20 competitors) and includes companies that are much larger than us and that have significantly greater financial resources. We target our non MRI patient monitors to historically underserved or "niche" patient monitoring applications, including small hospitals (fewer than 100 beds), emergency rooms and ambulatory surgical centers.

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


E.  PATENTS

    Our success and competitive position in the Medical Devices segment depends upon, among other things, our continued ability to develop new proprietary technology while protecting our existing intellectual property.

    We directly or indirectly either own, or license a number of patents relating to RF coils, MRI patient monitors and wireless telemetry. No patents that we consider significant expire during the next five (5) years. There are no assurances that changing technology and/or emerging patents will not adversely impact our current patent position or competitiveness. In addition, while we focus on developing and patenting new technologies, there are no assurances that this technology will become commercially significant, that patents will be granted or that competing patents will not be issued.


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


G.  WARRANTY

    The company provides a warranty for products. The term of the warranty is normally between 12 and 36 months, depending on the product. Products requiring service during, or after the warranty period, are returned to the company operated repair centers.


H.  GOVERNMENT/INDUSTRY REGULATION

    The Medical Devices segment is subject to the same regulations described in Section H, MRI Segment above. In addition, our medical products are subject to regulation by the U.S. Food and Drug Administration ("FDA") and, in some instances, corresponding state and foreign government agencies. Our existing medical devices were cleared for marketing in the U.S. through the FDA's section 510(k) pre-market notification process. This process is available where the new product being submitted to the FDA can be compared to a pre-existing commercially available product that performs substantially equivalent functions. If a product does not meet the eligibility requirements for the 510(k) process, then it must receive approval under a more time consuming and costly pre-market approval procedure. The FDA may conduct investigations, evaluations and inspections of our medical device products and manufacturing facilities at its own initiative or in response to customer complaints or reports of malfunctions. If the FDA believes its regulations have been violated, it has extensive enforcement authority including the power to seize, embargo or restrain entry of products into the market and to prohibit the operation of manufacturing facilities until the deficiencies are corrected to the FDA's satisfaction. Compliance with these requirements has not, to date, had a material effect on the Company's capital expenditures, earnings or competitive position.


I.  SEASONALITY

    Because a significant portion of Invivo's sales are to direct customers (hospitals, clinics, etc.), sales in the Medical Devices segment will contribute to the seasonality described in Section I, MRI segment above.



                            ENERGY TECHNOLOGY SEGMENT

A.  INTRODUCTION

    Energy Technology is an emerging industry dedicated to providing a more efficient, reliable and environmentally responsible means of generating, transmitting and distributing electricity. High-temperature superconducting ("HTS") materials could become a key solution to what the U.S. Department of Energy has described as a national electrical transmission and distribution infrastructure that is rapidly becoming incapable of meeting the demands of our modern economy. Through our wholly-owned subsidiary, SuperPower, Inc., we are focused on developing HTS materials and HTS-based devices that address a potential market for more efficient, reliable and environmentally friendly electric transmission and distribution, which we expect will be easier to permit and license than the conventional counterparts. We expect additional uses in defense applications such as directed energy weapons using high-power microwaves and pulsed lasers, all-electric warships and hypersonic airborne applications, as well as naval operations involving aircraft launch, ship degaussing and mine-sweeping.

    HTS materials are composed of ceramic-like compounds that become superconducting at higher temperatures than those required to maintain superconductivity in LTS materials. HTS materials typically remain superconducting when cooled to temperatures similar to that of liquid nitrogen (77o Kelvin or minus 321o F). Accordingly, HTS materials usually require less sophisticated and less costly cryogenic refrigeration systems than LTS materials, making them well-suited for use in devices such as HTS cables, transformers, motors, generators and fault current limiters.

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

    In 1999, we shifted our focus to "Second Generation" (2G) HTS conductors using Yttrium based rare earth copper oxides. These conductors are based on less expensive nickel alloy substrates (e.g., hastelloy, or inconel) and can be manufactured using a far less labor-intensive process than 1G conductor. These factors, and the superior mechanical and electrical performance demonstrated by 2G conductors, will, we believe, allow us to reach cost and performance levels necessary for commercialization of 2G electric power devices. SuperPower develops 2G materials and electric power devices that utilize HTS materials. SuperPower intends to incorporate HTS materials into electric power devices (see "Principal Products" below) for sale into the electric power utility and defense industry marketplaces.

    We expect to establish commercial manufacturing capability in calendar 2006. In August of 2005, we announced that SuperPower had produced a 207 meter 2G HTS wire, with a critical current of 100 amperes per meter corresponding to a performance level of more than 22,000 amp-meters. We believe this world record performance improves the previous world record set by a Japanese company by more than 2,000 amp-meters.


B.  PRINCIPAL PRODUCTS

    (I)2G HTS CONDUCTOR

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

             In 2001, we announced that SuperPower would develop and install a 1G power cable in an urban right-of-way in Albany, New York. The New York State Energy Research and Development Authority awarded SuperPower $6 million for this project in November 2001. In 2002 we announced that Sumitomo Electric Industries, Ltd. ("SEI") would be our cable integration partner for the project. In July 2003, the U.S. Department of Energy awarded SuperPower nearly $13 million for this project under its Superconductivity Partnership Initiative ("SPI") program. While we initially targeted this as a three year effort, we expanded the project to five years to include an additional phase in which we will design, build and test a 2G cable prototype. The first phase of the HTS cable project is a total of 350m in length and will use 1G conductor. The second phase is expected to substitute a 30m section of 2G cable for a portion of the original 1G cable. The 2G conductor used in the project (a total of nearly 10 km) will be manufactured by SuperPower. In July of 2003, Superpower executed an agreement with the BOC Group, Inc ("BOC"). BOC has agreed to provide the cryogenic refrigeration system for the project. SuperPower, SEI and BOC have agreed to share costs that are not covered by third party funding. We expect to complete the installation of the 1G cable in calendar year 2006 and testing/operation will continue thereafter for an undetermined period of time.

             (b) HTS FAULT CURRENT LIMITER: In the electrical transmission and distribution system, a short circuit (fault condition) can result from events such as lightning striking a power line, or downed trees or utility poles. Such events create a surge of current through the electric power grid system that can cause serious damage to grid equipment. Conventional circuit breakers are deployed within electric distribution and transmission substations to protect equipment from damage, but continuing growth of power demands and complexity in the power grid have created the potential for fault currents to increase to levels that exceed the current interrupting capabilities of conventional circuit breakers. We are working to develop an HTS fault current limiter ("FCL") that would effectively function as a "power valve", serving to reduce the available fault current in a fraction of a second to a safer level within the operating limit of existing circuit breakers.

               We believe that a substantial market for FCL technology exists at transmission voltage levels of 138 kV and higher, based on extensive discussions with a number of electric utility industry representatives. SuperPower has developed patented FCL technology, and has initiated a program to develop, design, manufacture and demonstrate a 138 kV HTS FCL. We have been awarded approximately $6.7 million in government and other funding for this program and we are working with industry partners to develop a FCL that can operate at high voltage.

               The first of three scaled prototype FCLs was built and
             successfully tested in July 2004. We are presently in the design stage for the next prototype, a full-scale single phase 138kV device for off-grid demonstration, but we are in the process of evaluating the technological readiness of our partners to proceed to the next phase of this project. The FCL is the most demanding and technically challenging of SuperPower's current development programs.

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

    We maintain a long-term perspective on the development of the market for HTS technology and the described devices. The company plans to continue to pace its rate of investment based on the progress of the requisite technology and the perceived willingness of industry to adopt HTS devices. As a result, any or all of the described devices and their product development schedules will be examined on a regular basis and schedules may be readjusted or projects cancelled altogether.


C.  MARKETING

    The Company intends to reach the electric utility and defense industry marketplaces via strategic relationships with major multi-national, brand recognized electrical equipment OEM's and material/component suppliers. Under our cable project agreements with SEI and BOC, we have a first right to supply 2G conductor for HTS cable demonstration projects in North America and/or the U.K. and we have also agreed to explore other cable opportunities in North America and or the U.K. Nexans SuperConductors Gmblt and SuperPower have agreed to an exclusive five-year arrangement for the design, development, manufacture and marketing of FCL technology in a defined field of use, assuming the successful completion of the current development agreement. Rockwell Automation (Reliance Electric) and SuperPower have signed an exclusive agreement to design, develop, build and install HTS electric motors and generators for commercial, industrial, military and marine applications. SuperPower has agreed to negotiate in good faith with SEI, BOC, Nexans and Rockwell Automation to establish commercial relationships to manufacture and sell products. However, there can be no assurance that any such relationships will be consummated. Notwithstanding our strategic relationships with SEI, BOC, Nexans, Rockwell Automation and Waukesha Electric Systems, we intend to entertain additional strategic partners covering material supply and device integration in the interest of improving overall competitiveness. There can be no assurance that such strategic partners will be found, or that such partners will be successful in bringing any of our products to market.


D.  COMPETITION/MARKET

    With respect to HTS-based products, we anticipate that we will participate principally as a developer and manufacturer of materials and components. These materials and components are necessary to enable HTS cable, transformer, fault current limiting and motor/generator technologies, and associated cryogenic refrigeration systems to succeed. We will also be a developer and supplier of 2G HTS conductors (i.e., wires/tapes). We believe that we can compete effectively by leveraging Intermagnetics' experience in superconducting materials, magnet systems and cryogenic refrigeration systems, and its long track record as a world-class manufacturer.

    We believe our most significant U.S.-based competitor for HTS 2G conductor is American Superconductor Corporation, which has established strategic development and/or marketing relationships with a number of existing suppliers and users of electric power equipment. Internationally, competitors include Ultera (NKT/Southwire joint venture), Nexans and Furukawa for cables, and Siemens and ABB for transformers and FCLs. We also compete with Fujikura on 2G conductor.

    The underlying economics for HTS-based products appear to be attractive. However, potential commercial and defense end-users lack experience with such products in field operations. This, along with the cost of currently existing 1G HTS materials, has tended to limit the adoption rate, especially in the context of larger, more expensive applications such as those for utility power plants and electric networks and defense applications. Managers of electric utilities focus on issues of long-term reliability, compatibility and maintenance, and must make investments with a 40-year time horizon. For this reason, only the most forward-looking utilities have begun to test prototype HTS systems. HTS-based products ultimately will need to justify themselves in economic, reliability and performance terms before widespread adoption can take place. Before HTS wire or cables can replace conventional conductors available today, the price/ performance relationship of HTS must be demonstrated reliably. On the basis of forecasted improved performance in 2G HTS conductor, we expect to achieve HTS conductor selling prices that will stimulate broad, commercial demand. However, there are many technical hurdles that must be overcome before this goal can be attained and there are no assurances that a market for these products will develop.

    The current annual market for 1G HTS conductor is estimated to be about 800 km. When 2G conductor is available with performance characteristics exceeding those for 1G conductor, at prices that are competitive with 1G conductor, it is likely that 2G will supplant the existing 1G market for ongoing HTS application demonstration programs. SuperPower presently expects to be a first mover in the fabrication of 2G conductor, and as such expects to have an early market advantage in the displacement of 1G conductor.

    The 2005 Energy Policy Act (the "ACT") was signed into law by the President on August 8, 2005. We believe that the Act will be instrumental in accelerating the development and adoption of HTS technology. The Act authorizes the Federal Energy Regulatory Commission to enforce mandatory reliability rules for the delivery of electric power; it repeals the Public Utility Company Holding Act; and authorizes a new Power Delivery Research Initiative employing HTS cable technology. All of these aspects of the Act are expected to result in significant new construction of electric transmission and distribution facilities using HTS technology.

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


E.  INTELLECTUAL PROPERTY/PATENTS

    We have been awarded a number of US patents and have more than 40 patent applications pending in process, equipment and device technologies invented by SuperPower employees. We believe that our current patents and patent applications, together with our expected ability to obtain licenses from other parties, will provide us with sufficient access to relevant intellectual property to develop and sell HTS wires and system components consistent with our business plan. However, the patent landscape in HTS is unusually complex, and many participants are continuously filing new patents aggressively. Since the discovery of high temperature superconductors in 1986, rapid technical advances have resulted in the filing of a large number of patent applications relating to superconductivity worldwide. Many patents and patent applications overlap and are contested. A protracted interference proceeding in the U.S. regarding the fundamental 2G HTS rare earth copper oxide materials reached its conclusion in favor of Lucent Technologies Inc. However, a considerable number of intellectual property ownership issues with respect to HTS materials and processes remain contested. A number of patents and patent applications of third parties relate to our current and future products. We may need to acquire licenses for those patents, successfully contest the scope or validity of those patents, or design around patented processes or applications.

    We have obtained a non-exclusive license to Lucent Technology's HTS patent portfolio, including a license to the patent covering rare earth copper oxides. We believe that the Lucent patent portfolio has been, or will be, licensed broadly on a non-exclusive basis to other HTS technology participants, including several of our competitors.

    We are developing a manufacturing process for 2G HTS conductor using the buffer layer coating processes developed by LANL. We have the right to obtain a license to technology developed by LANL and ORNL under our existing research agreements. We believe that we will be able to obtain such licenses on commercially reasonable terms, but there can be no assurance that this will be the case. Our competitors are developing 2G HTS conductor using competing processes. There is no guarantee that the process we are developing will be the most commercially viable one.

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


F.  RAW MATERIALS AND INVENTORY

    First Generation conductors currently require relatively high proportions of silver in the manufacturing process. This adds significant expense to the cost of the conductor and is one of the reasons we believe 1G conductor will not achieve widespread commercial success. We expect to order parts and components for demonstration devices based on needs, utilizing multiple sources. For early demonstration prototypes, and prior to the availability of 2G material, we expect that 1G HTS conductor will be available from a number of sources. We anticipate purchasing raw materials that include targets, precursors and nickel alloy tape for scaling up the manufacture of 2G conductor. These materials are available from multiple sources. We currently do not maintain significant quantities of inventory of any of the supplies used in 2G conductor or for our device development needs.


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

    External funding covers a substantial portion of our research and development expenditures, principally from the U.S. government. In fiscal 2005, approximately 36% of total research and development activities were paid by such external programs, compared to approximately 49% in fiscal 2004 and 22% in fiscal 2003. During fiscal years 2005, 2004 and 2003, product research and development expenses from continuing operations, including externally funded amounts, were $39,880,000, $25,480,000 and $16,023,000, respectively. This increase in fiscal 2005 is the combination of more government awards available for funding projects, primarily in the Energy Technology segment and increased internal investment on new product development. Although it is nearly impossible to predict, the Company expects this trend to continue. Additionally, fiscal 2005 and 2004 contain funding from a customer for product development.

    In any given year, we can experience significant increases or decreases in external funding depending on our success in obtaining funded contracts.



                                   INVESTMENTS

    The Company does not currently hold any investments. Any invested cash balances have original maturities of 90-days or less and are classified as cash and cash equivalents.



                                    PERSONNEL

    On May 29, 2005, we employed approximately 1,070 people. We consider our relations with our employees to be good.

    There is great demand for trained scientific and technical personnel as well as for key management personnel, and our growth and success will require us to attract and retain such personnel. Many of the prospective employers of such personnel are larger and have greater financial resources than the Company and may be in a better position to compete for prospective employees.



                              AVAILABLE INFORMATION

    On our Web site at www.igc.com, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other filings required by the SEC, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our SEC reports can be accessed through the investor relations section of our Web site. Our Code of Conduct is also available on our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.



                      EXECUTIVE OFFICERS OF THE REGISTRANT

    At the end of fiscal 2005, the executive officers of the Company were:

Name                      Position                              Age
----                      --------                              ---

Glenn H. Epstein          Chairman and Chief Executive Officer  47



Michael K. Burke      Executive Vice President and           47
                      Chief Financial Officer

Thomas J. O'Brien     Executive Vice President, Corporate    47
                      Development

Leo Blecher           Sector President -- MRI                59

Philip J. Pellegrino  Sector President -- Energy Technology  56

Michael Mainelli      Sector President -- Medical Devices    44


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

    Thomas J. O'Brien was appointed Executive Vice President of Corporate Development on July 23, 2003. In January, he was named acting Sector President of the newly formed Medical Devices Sector, which includes Invivo Corporation. Prior to joining Intermagnetics, Mr. O'Brien was President, Color Division of Sensient Technologies Corporation., a manufacturer of specialty chemicals. Prior to that, Mr. O'Brien held numerous leadership positions in both the United States and Europe at Sun Chemical Corporation, a manufacturer of specialty chemicals. Mr. O'Brien began his career at General Electric Corporation.

    Leo Blecher was appointed Sector President MRI on October 16, 2001. He previously held the title of Vice President and General Manager of IGC-MBG. He originally joined the Company in 1988 as Manager of Technology Projects. Prior to joining the Company, Mr. Blecher held various positions of responsibility with Israel Aircraft Industry, holding the title of Manager -- Engineering and Project Manager, for the Space Technology Division.

    Philip J. Pellegrino joined the Company as Sector President Energy Technology on October 19, 2001. He is also the President of SuperPower, Inc. Mr. Pellegrino was president, chief executive officer and a director of the Independent System Operator in New England, which administers the region's wholesale electricity markets, centrally dispatches power generation and exercises operational control over the bulk transmission system. Prior to joining ISO New England, Mr. Pellegrino worked for more than 21 years at the New York Power Authority (NYPA) in increasingly responsible positions, including his final position as Senior Vice President, Transmission Business Unit, and for 6 years at the American Electric Power Service Corporation, where he began his career.

    Michael Mainelli was appointed Sector President, Medical Devices Sector and President of Invivo Corporation in January, 2005. Prior to that he was president of Stryker Spine and previously was president of Stryker Japan. Stryker Corporation is one of the world's largest medical device companies. Prior to joining Stryker, Mr. Mainelli spent more than 12 years with General Electric, primarily within GE Medical Systems (now GE Healthcare), where he held executive positions in GE's Magnetic Resonance Imaging unit and product management positions in the Ultrasound business.


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

    Invivo Corporation owns an approximately 50,000 square foot office and manufacturing facility in Orlando, Florida. This facility is subject to a mortgage. (See Note C of the Notes to Consolidated Financial Statements included in response to Item 8 hereto.) Invivo also leases approximately 30,000 square feet of additional office and manufacturing space in Orlando. In addition Invivo owns approximately 55,000 square feet of office and manufacturing space in Gainesville, Florida, which is subject to a term loan (See Note C of the Notes to Consolidated Financial Statements included in response to Item 8 hereto.) Invivo leases approximately 30,000 square feet of office and manufacturing space in Pewaukee, Wisconsin. Invivo also leases approximately 13,000 square feet of office space in Valencia, California and approximately 2,000 square feet of office space in Tulsa, Oklahoma. The company also leases approximately 15,000 square feet in Germany, UK, and Singapore to support international distribution, product development, and light manufacturing.

    We intend to expand our respective MRI magnet and RF coil manufacturing capability during fiscal 2006. We believe that our facilities are adequate and suitable for our current and near-term needs.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    The Company's stock trades on the Nasdaq National Market under the ticker symbol IMGC. The high and low sales prices of the Common Stock for each quarterly period for the last two fiscal years, based on quoted market prices, are shown below.


                                    Closing
                                  Prices (1)
                                 ------------
Fiscal Year 2005                  High    Low
                                 -----  -----
Quarter Ended August 29, 2004    25.64  20.03
Quarter Ended November 28, 2004  28.61  20.32
Quarter Ended February 27, 2005  30.54  23.52
Quarter Ended May 29, 2005       29.76  23.13

Fiscal Year 2004
Quarter Ended August 24, 2003    15.94  10.64
Quarter Ended November 23, 2003  16.92  13.70
Quarter Ended February 22, 2004  18.06  14.40
Quarter Ended May 30, 2004       19.66  15.63

-----

(1) The closing prices have been adjusted to reflect a 50% stock dividend distributed on August 17, 2004 to stockholders of record on July 23, 2004.

There were approximately 1,209 holders of record of Common Stock as of August 5, 2005. The Company has not paid cash dividends in the past ten years, and it does not anticipate that it will pay cash dividends or adopt a cash dividend policy in the near future. Under the Company's bank agreements, prior bank approval is required for cash dividends in excess of the Company's net income for the year to which the dividend pertains.

The remaining information called for by this item relating to "Securities authorized for issuance under equity compensation plans" is reported in Note D of the Notes to Consolidated Financial Statements included in response to Item 8.

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


                                    (Dollars in Thousands Except Per Share Amounts)
FOR THE FISCAL YEAR ENDED           May 29, 2005  May 30, 2004  May 25, 2003  May 26, 2002  May 27, 2001
                                    ------------  ------------  ------------  ------------  ------------

Net Revenues (d)                        $264,759      $139,739      $126,841      $135,152      $112,057
Gross Margin, (d)                        120,185        59,261        50,498        55,522        46,296
Income before                             19,922        18,194        20,723        29,729        12,203
 Income taxes (d)
Income, from continuing operations        14,017        11,881        13,532        20,218         7,492
Per common share (c) :
 Basic:
 Continuing operations                      0.51          0.47          0.54          0.83          0.33
 Discontinued operations                    0.85          0.12          0.06          0.01          0.15
                                    ------------  ------------  ------------  ------------  ------------

                                            1.36          0.59          0.60          0.84          0.48
 Diluted:
 Continuing operations                      0.50          0.46          0.53          0.79          0.31
 Discontinued operations                    0.84          0.12          0.05          0.01          0.14
                                    ------------  ------------  ------------  ------------  ------------

                                            1.34          0.58          0.58          0.80          0.45

AT END OF FISCAL YEAR                         2005     2004      2003     2002     2001

                                           -------  -------  --------  -------  -------

Working Capital                            $51,551  $52,020  $109,865  $93,113  $60,370
Total Assets                               389,648  284,935   185,055  177,225  152,158
Long-Term debt
 (net of current maturities)                19,885   57,635     4,384    4,668    6,185
Retained Earnings / (accumulated deficit)   82,490   44,944    30,084   15,167   (5,422)
Stockholders' Equity                       275,006  175,569   154,504  147,394  115,015

-----

(a) Income (loss) per common share has been computed during each period based on the weighted average number of shares of Common Stock outstanding plus dilutive potential common shares (where applicable).

(b) The Company did not pay a cash dividend on its Common Stock during any of the periods indicated.

(c) Net income per common share has been restated to give effect to the three for two stock split in the form of a 50% stock dividend distributed on August 17, 2004 to stockholders of record on July 23, 2004.

(d) Net revenues, gross margin, and income before income taxes have been restated to exclude amounts associated with IGC-Polycold Systems, Inc. ("Polycold"), the Company's wholly-owned subsidiary, which was sold on February 15, 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Intermagnetics General Corporation ("Intermagnetics", "Company", "we" or "us") makes forward-looking statements in this document. Typically, we identify forward-looking statements with words like "believe," "anticipate," "perceive," "expect," "estimate" and similar expressions. Unless a passage describes a historical event, it should be considered a forward-looking statement. These forward-looking statements are not guarantees of future performance and involve important assumptions, risks, uncertainties and other factors that could cause the Company's actual results for fiscal year 2006 and beyond to differ materially from those expressed in the forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other assumptions, risks, uncertainties and factors disclosed throughout our Annual Report on Form 10-K.

    Except for our continuing obligations to disclose material information under federal securities laws, we are not obligated to update these forward-looking statements, even though situations may change in the future. We qualify all of our forward-looking statements by these cautionary statements.


OVERVIEW OF SIGNIFICANT EVENTS

     On February 15, 2005, we completed the sale of our wholly-owned subsidiary, IGC-Polycold Systems, Inc. ("Polycold"), to Helix Technology Corporation ("Helix"). Helix purchased all of the outstanding capital stock of Polycold for about $49.7 million in cash, which included a contractual $500,000 reimbursement representing the Company's estimate for certain tax obligations. The decision to sell Polycold was a step in our overall strategic plan to focus financial and managerial resources on the Company's highly profitable and more consistently growing and more profitable medical devices business. The sale, which resulted in a pre-tax gain of about $33.4 million, was included in income from discontinued operations. We utilized the net proceeds from the sale of Polycold and a portion of existing cash balances to pay off the $58.0 million that was outstanding under the Company's revolving credit facility at the end of our third fiscal quarter.

    On July 16, 2004, we completed our purchase of MRI Devices Corporation ("MRID"), a privately held company. MRID is a leading manufacturer of radio frequency (RF) coils and related sub-systems for magnetic resonance imaging
(MRI) systems. As a result of the acquisition, MRID became a wholly-owned subsidiary of the Company. The deal was structured as a cash and stock transaction which included a $45.0 million cash payment, a three-year $5 million promissory note and 2,460,889 shares of Company common stock, of which about 118,000 shares (the "Plan Shares") were allocated to fund employee benefit plans for MRID employees. About 88,500 of these Plan Shares with a value of $1,875,000 was recorded as compensation expense as a result of accelerating the vesting requirements during the three months ended November 28, 2004 and about 29,500 Plan Shares with a value of $624,000 are being recognized as compensation expense ratably over a contractual four year vesting period. The Company recognized $143,000 of compensation expense from vesting during the year ended May 29, 2005. The remaining 2,342,872 shares were issued as consideration with a value of $49.6 million based on the average closing stock price for two days prior to and after the measurement date which was determined to be June 9, 2004, in accordance with Emerging Issues Task Force (EITF) No. 99-12. Fifty percent of the stock is restricted from sale for two years from the date of closing and the other fifty percent for three years. The cash portion of the consideration was financed through our credit facility that was amended to expand the aggregate committed amount by $30 million to $130 million. MRID's results of operations have been included in our consolidated financial statements since the date of acquisition and are included in our discussion on the Results of Operations below. Since the acquisition, we have combined MRID and our pre-existing RF coil subsidiary (IGC-Medical Advances) into one entity: Invivo Diagnostic Imaging, a division of Invivo Corporation. This has resulted in adding incremental value to this acquisition through the physical consolidation of product development and manufacturing facilities in Wisconsin, a unified RF coil management team and the integration of direct sales activities with Invivo Corporation's global sales team.

    On July 15, 2004, our Board of Directors declared a three-for-two split on all outstanding shares of our common stock. The split was completed in the form of a fifty percent stock dividend, effective August 17, 2004, to stockholders of record on July 23, 2004. All share and per share data included in this filing have been adjusted to retroactively reflect this stock dividend.

    During fiscal year 2004 we completed our purchase of Invivo Corporation, which was acquired through a public tender offer. Invivo designs, manufactures and markets patient monitoring systems. These monitoring systems measure and display vital signs of patients in medical settings, particularly during magnetic resonance imaging procedures. As a result of the acquisition, Invivo became a wholly-owned subsidiary of the Company. The acquisition of Invivo substantially expanded our direct sales team and customer base. Invivo now operates two divisions: Invivo Patient Care (IPC) develops and manufactures patient monitors and Invivo Diagnostic Imaging (IDI) develops and manufactures RF coils and related subsystems. Invivo's results of operations have been included in our consolidated financial statements since the date of acquisition and are included in our discussion on Results of Operations below.


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

    Our Medical Devices segment now consists of one collectively managed entity, Invivo Corporation with a universal brand identity of "Invivo". Invivo's management team concentrates on the collective growth, revenues and profitability of its portfolio of products including RF-coils, vital sign patient monitors, visualization and analysis products and service for these products. RF-coils are application-specific devices that work as a part of the overall MRI system to create images of specific anatomical areas of the body. Examples include breast, head, knee and wrist RF-coils. These products are sold directly to major original equipment manufacturers including Philips Medical Systems ("Philips"), GE Healthcare ("GE"), Siemens Medical Solutions
("Siemens") and Toshiba Medical Systems ("Toshiba"). These products are also sold directly to healthcare providers through Invivo's direct global sales network comprised of direct sales representatives and independent distributors. Vital sign monitoring products are devices used throughout hospital acute care departments, ambulatory surgical outpatient centers, hospital based radiology departments, and free-standing diagnostic imaging centers. These products monitor and display respiratory and cardiac vital signs such as temperature, heart rate and blood pressure. Invivo offers both MRI-compatible monitors for use in the MRI imaging suite and bedside monitors with central viewing systems at central nurse stations. Visualization and analysis systems are software based products used in conjunction with RF coils in diagnostic imaging and interventional diagnostic procedures. Invivo provides service through company operated repair centers. An integral part of Invivo's sales and marketing strategy is a corporate and national account program. Invivo enters into supply agreements with Group Purchasing Organizations to sell products to the GPO member hospitals or healthcare facilities.

    In Energy Technology, our wholly-owned subsidiary, SuperPower, Inc. ("SuperPower") is developing high-temperature superconducting materials and devices designed to enhance the capacity, reliability and quality of electrical power transmission and distribution.

    The Company evaluates the performance of its reportable segments based on operating income (loss). The Company operates on a 52/53-week fiscal year ending the last Sunday during the month of May. Fiscal 2005 was a 52 week fiscal year ending May 29, 2005.

    We also have a foreign sales corporation located in Barbados. There was no activity in our foreign sales corporation during fiscal year 2005.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The Company's discussion and analysis of its financial condition and results of operations are based upon, in part, on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect assets, liabilities, revenues, expenses and related disclosure of contingent liabilities.


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

    In other instances, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101 as amended by Staff Accounting Bulletin No. 104, on product that is complete and ready to ship for which our customer has requested a delay in delivery. In these cases, all the criteria for revenue recognition have been met including, but not limited to: the customer has a substantial business purpose; there is a fixed delivery date; title and risk of loss has transferred to our customer; the product is complete and ready for shipment; and the product has been segregated and is not available to be used to fill other orders. Upon notification from our customer the product is shipped to the stated destination. As of May 29, 2005, May 30, 2004, and May 25, 2003 bill and hold sales comprised 0.1%, 0.0% and 3.1% of annual consolidated revenue from continuing operations, respectively.

    The Company recognizes revenue and profit on long-term development contracts based upon actual time and material costs incurred plus contractual earned profit. These types of contracts typically provide engineering services to achieve a specific scientific result relating to superconductivity. The customers for these contracts are both commercial customers and various state and federal government agencies. When government agencies are providing revenue we do not expect the government to be a significant end user of the resulting products. Therefore, the Company does not reduce Product Research and Development by the funding received.


ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The Company records an allowance for doubtful accounts for estimated receivable losses. Management considers historical collection experience and reviews aging reports on its outstanding receivable balances on a regular basis to assess the collectibility of these balances, and adjusts the allowance for doubtful accounts accordingly. Increases to the allowance are expensed and included in operating expenses. The allowance and the related receivable are reduced when the account is deemed uncollectible.


INVENTORY RESERVES

    The Company maintains a reserve for inventory that has become damaged in the manufacturing process or technologically obsolete. If technology advances more rapidly than expected, manufacturing processes improve substantially or the market for our products declines substantially, adjustments to reserves may be required.


GOODWILL AND INTANGIBLE ASSET IMPAIRMENTS

    Goodwill and other long-lived assets are reviewed for impairment whenever events such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. Additionally, the Company performs a test for goodwill impairment annually during the second quarter of each fiscal year. The determination of whether these assets are impaired is calculated using estimated discounted future cash flows of the operations associated with the related reporting unit and involves significant judgments such as long term revenue projections, weighted average cost of capital, product cost reductions, market penetration and sufficient product research and development to keep pace with market demand. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances.


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


RESERVE FOR ENVIRONMENTAL REMEDIATION

    The Company maintains a provision for potential environmental remediation for businesses disposed of during fiscal 2002 (see also Note H in the notes to the consolidated financial statements included herein). These provisions are based upon management's best estimate under the given circumstances and available information. Our provision did not include any range of loss. Therefore, we are unable to identify or estimate any additional loss that is reasonably possible. The Company believes these provisions are adequate. If unexpected costs related to the environmental issues are incurred additional provisions will be needed.


RESULTS OF OPERATIONS

CONTINUING OPERATIONS:

CONSOLIDATED REVENUE

    For the year ended May 29, 2005 net revenues increased $125 million or nearly 90% to $264.8 million from $139.7 million in the prior year. Improved performance from all segments contributed to the increase. Increased magnet sales, the acquisition of MRID and increased billing from the Energy Technology segment were some of the factors contributing to the improved revenues. During the year ended May 30, 2004 revenues increased $12.9 million or 10.2% to $139.7 million primarily from the acquisition of Invivo and increased billings on existing contracts from the Energy Technology segment partially offset by declines from the MRI Segment. During the year ended May 25, 2003 revenues were $126.8 million.


REVENUES MRI SEGMENT

    As of May 29, 2005 net year to date sales for the MRI segment increased $23.4 million or 24.6% to $118.6 million from $95.2 million in the prior year. This increase was related to increased magnet volume and an improved magnet mix of the higher field strength magnets partially offset by previously negotiated reductions in magnet selling prices. Additionally, fiscal 2004 had an unusually low first quarter relating to supply chain management (described below). During fiscal 2004 sales of the MRI segment decreased $19 million from the prior year, or 16.6%, to $95.2 million. This decrease was primarily the result of a planned reduction in magnet shipments during the first fiscal quarter related to the transition of managing supply chain logistics for Philips in return for an enhanced and extended exclusive supply contract. In addition, an unfavorable magnet mix combined with lower contractual selling prices more than offset an increase in magnet volume during the remainder of the year. During the year ended May 25, 2003 sales of the MRI segment were $114.2 million.


REVENUES MEDICAL DEVICES SEGMENT

    During fiscal 2005 sales of the Medical Devices Segment increased $97.2 million to $135.3 million from $38.1 million in the previous year. This increase is primarily related to the benefit of a full year of sales from the acquisition of Invivo Corporation and the benefit of ten months of sales from the acquisition of MRID. For the period ended May 30, 2004 the Medical Devices segment provided $38.1 million of sales, an increase of $27.2 million primarily as the result of the acquisition of Invivo and access to a larger direct sales force for additional sales of RF coils. During fiscal 2003 sales from this segment were nearly $11 million.


REVENUES ENERGY TECHNOLOGY SEGMENT

    For the period ended May 29, 2005 the Energy Technology segment revenues increased $4.4 million to $10.8 million from $6.5 million in the prior year. This revenue increase is primarily related to increased effort on existing programs relating to superconducting wire and devices. During fiscal year 2004, revenues in the Energy Technology segment increased $4.7 million to $6.5 million. This is a result of increased revenues from billings against existing contracts provided by our industry partners and various state and federal agencies. During the fiscal year ended May 25, 2003, revenues in the Energy Technology segment were $1.8 million.


CONSOLIDATED GROSS MARGIN

    Consolidated gross margin for the year ended May 29, 2005 increased $60.9 million or greater then 100% to $120.2 million from $59.3 million in the prior year. As a percent of revenues gross margin increased from 42.4% in fiscal 2004 to 45.4% in the current year. All units have contributed to the increase in gross margin. The MRI segment contributed approximately $9 million of the increase as a result of increased volume and continuous cost reduction as well as favorable product mix partially offset by previously negotiated price reductions. Invivo Diagnostic Imaging (IDI) gross margin increased $23.8 million based on improved sales resulting, in part, from additional products made available to our sales force as a result of the acquisition of MRID. As a percent of revenues, gross margin from IDI declined to 57.5% from 59.6% reflecting charges that in management's judgment related to acquisition and integration activities. Invivo Patient Care (IPC) gross profit increased $27.1 million as a result of increased sales of both patient monitors and direct sales of RF coils from the acquisition of MRID. As a percent of revenues, gross margin declined to 50.4% from 53.7%, again, resulting from acquisition and integration related charges. Energy technology gross margin increased to $3.1 million from $2.5 million in the previous year. About $1.1 million of the increased margin is related to increased revenues partially offset by the benefit of $600,000 gross profit in fiscal 2004 without any costs. The costs related to this profit were recognized in fiscal 2003 prior to funding being authorized.

    Consolidated Gross margin for the fiscal year ended May 30, 2004, was $59.3 million, which represents an increase of $8.8 million or 17.4% over fiscal 2003. As a percent of revenues, gross margin increased to 42.4% compared to 39.8% during fiscal 2003. The increase in both absolute dollars and percent of revenues was primarily driven by the inclusion of $15.2 million of margin from higher margin sales of our Medical Devices segment. In our MRI segment, gross margin decreased $7.9 million or 18.1% to $35.9 million. The decline was principally due to unfavorable magnet mix, price reductions and lower sales volumes primarily during the first fiscal quarter as discussed above. Margins from the Energy Technology segment increased about $2.0 million corresponding to the increased revenue under Government and third-party contracts and the receipt of about $1.2 million of funding for costs incurred in the prior year. This additional funding was the result of two government contracts that were negotiated during fiscal year 2004 with a provision to bill for costs expensed in fiscal year 2003. During the year ended May 25, 2003 consolidated gross margin was $50.5 million.


CONSOLIDATED OPERATING EXPENSES

PRODUCT RESEARCH AND DEVELOPMENT

    During fiscal 2005 Product Research and Development increased $13.4 million to $25.4 million from nearly $12 million in fiscal 2004. Approximately $9.5 million of this increase is related to Medical Device segment spending relating to the development of the next generation of our existing product and new products based, in part, on customer requested additional functionality of both patient monitors and RF coils. Product Research and Development spending in the MRI segment increased $2.2 million related to fiscal 2004 was artificially low as a result of customer funding. Energy Technology segment increased $1.7 million as a result of additional cost share related to increased revenue. Product Research and Development increased $776,000 or 6.9% to nearly $12 million during fiscal 2004. This increase primarily resulted from increased spending on various High Temperature Superconducting (HTS) projects of about $1.1 million in our Energy Technology segment. In the MRI segment, spending decreased $2.5 million as third party funding increased for continued development on magnet systems. Our Medical Devices segment contributed $2.2 million of the increase relating to new product development. It is important to note that increased activities in Product Research and Development during fiscal 2004 across all segments benefited through externally provided third party funding. During fiscal 2003 research and development expense was $11.2 million.


SELLING, GENERAL AND ADMINISTRATIVE

    During fiscal 2005 Selling, General and Administrative and Stock Based Compensation increased $40.3 million to $66 million from $25.6 million last year. About $26.6 million is related to the addition of MRID and a full year of Invivo in our consolidation. The re-branding of MRID into Invivo impaired the intangible asset of the MRID trade name in the amount of $913,000 net of amortization. Additionally, a non-cash charge of $1.9 million was taken during the year relating to a stock contribution made to a profit sharing plan for the original MRID shareholders, prior to the acquisition. As a condition of the purchase of MRID the Company agreed to honor an agreement to provide key MRID employees certain non-cash stock compensation benefits of about $2 million recognized as a non-cash expense. During fiscal 2005 the Company also incurred a non-cash expense for performance based stock compensation of $5.8 million as our financial results achieved the growth targets established by the Compensation Committee of the Board of Directors and approved by the stockholders. An additional $2.5 million is related to increased audit and tax as well as Sarbanes-Oxley 404 compliance costs. Finally, $393,000 of additional compensation was recognized resulting from the unrealized gain on the Company's tax deferred compensation plan. An equal and offsetting gain was recognized in interest income with no impact on net income.

    During the fiscal year ended May 30, 2004, Selling, General and Administrative expenses and Stock Based Compensation increased $9.6 million or 59.7% to $25.6 million from fiscal 2003. This increase is primarily attributable to the inclusion of Invivo's Selling, General and Administrative expenses of about $6.6 million as well as the due diligence and integration related expenses associated with the acquisition which totaled about $1.2 million. In addition, salaries, benefits, incentive compensation and other employee related expenses increased about

$2.3 million, primarily in the MRI segment. This increase is a result of filling open positions as well as creating new positions that correspond with our expected future growth. During fiscal 2003, Selling, General and Administrative and Stock Based Compensation were $16.1 million.


AMORTIZATION OF INTANGIBLE ASSETS

    Amortization expense of $6.4 million increased $3.3 million over last year. The increase is due to the addition of the amortizable intangible assets resulting from our acquisition of Invivo on January 27, 2004 and MRID on July 16, 2004. Fiscal year 2004 included only four months of amortization relating to Invivo. During fiscal year 2004, amortization of intangible assets increased $1.3 million or 73% from fiscal year 2003 primarily due to the addition of amortizable intangible assets resulting from our acquisition of Invivo Corporation. Amortization expense in fiscal year 2003 was $1.8 million.


IMPAIRMENT OF INTANGIBLE ASSET

    During our second fiscal quarter of 2005, management, through re-branding exercises and market analysis, determined that the acquired MRI Devices trade name with an acquired value of $970,000 will no longer be utilized. As a result, the company reduced the net book value of the acquired MRI Devices trade name to zero resulting in an impairment charge of $913,000.


OPERATING INCOME

    Operating income during fiscal 2005 increased $3 million or 16.4% to $21.6 million from fiscal 2004. This increase is primarily due to improved revenues and gross margins across all segments as well as the inclusion of operations from our acquisition of MRID in July of 2004 and our acquisition of Invivo in January 2004. These increases were partially offset by increases in internal acquisition and integration costs, as well as increased audit and Sarbanes-Oxley 404 compliance costs, combined with the increases in amortization and stock based compensation.

    During fiscal year 2004, operating income of $18.5 million decreased $2.9 million or 13.5% from operating income of $21.4 million during fiscal year 2003. This decrease was primarily the result of reduced magnet sales in our MRI segment during the first quarter of fiscal year 2004. Additionally, we incurred about $1.2 million of internal acquisition and integration charges associated with the acquisition of Invivo. Partially offsetting the MRI segment decrease of $8.2 million was the increase from the Medical Devices segment of $4.5 million primarily driven by the contributions of Invivo. Additionally, the net operating loss from our Energy Technology segment decreased about $805,000.


INTEREST AND OTHER

    Interest and other income for fiscal 2005 of $1.2 million increased $404,000 or 51% from fiscal 2004. This increase is primarily attributable to a $393,000 increase in earnings from the Company's income tax deferred compensation plan. An equal and offsetting compensation charge was recorded as an operating expense in accordance with EITF 97-14. During fiscal year 2004, interest and other income of $790,000 decreased about $550,000 from $1.3 million in fiscal 2003. This decrease was primarily driven by the continued decline in the interest rate environment as well as our lower cash balances resulting from funding our acquisition of Invivo.

    Interest and other expense of $3.9 million increased nearly $2.7 million over prior year. This increase is primarily driven by the interest expense from the $112 million borrowed under our $130 million unsecured credit facility used to partially finance our acquisition of Invivo and MRID, combined with about $4.4 million of debt assumed in our acquisitions and a $5.0 million three year note payable accruing interest at LIBOR plus 0.5% issued in conjunction with the MRID acquisition. As of May 29, 2005, we had $4.0 million outstanding on our revolving credit facility and $20.3 million outstanding on our term loan portion of our unsecured credit facility. During fiscal year 2004, interest and other expense of $1.2 million increased $762,000 from $482,000 in fiscal year 2003. This increase is primarily driven by the interest expense from the $67 million of proceeds borrowed under our $130 million unsecured credit facility used to partially finance our acquisition of Invivo. As of May 30, 2004, $56.1 million was outstanding under this credit facility.

    During the year ended May 29, 2005, $1.1 million of other income was recognized resulting from a reduction in the provision for potential environmental remediation relating to a business disposed of during fiscal 2002 (see also Note H in the notes to the consolidated financial statements included herein). Management originally estimated this liability based upon information received from professional site assessments. During the first fiscal quarter ended August 29, 2004, management determined that the probable risk of loss was only $100,000 which resulted in a net reduction in the accrual of $1.1 million. As of May 29, 2005 and May 30, 2004 approximately $545,000 and $1,853,000 remains on the Company's balance sheet in other liabilities and accrued expenses.

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

    Our effective tax rate for continuing operations of 29.6% for fiscal 2005 decreased 5.1% from last year. The decrease in the effective tax rate resulted from reversals of certain tax accruals amounting to about $450,000 based upon management's review of certain discreet events and the resulting impact to historical tax requirements combined with an increased benefit of the Extraterritorial Income Exclusion. We do not expect our effective tax rate to remain this low during fiscal 2006, due to our acquisitions, which are registered to do business in additional states. Therefore, we expect our effective tax rate to be about 37% for fiscal year 2006. In addition, we are currently determining the potential benefit from the Qualified Production Activity deductions of the American Jobs Creation Act of 2004 as our historical benefit from the Extra Territorial Income Regime is being phased out. The effective tax rate in fiscal year 2004 of 34.7% was consistent with fiscal 2003. We continue to review effective tax strategies to minimize our effective tax rate.

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and capital gains during the periods in which those temporary differences become deductible. Management considers projected future taxable income, the character of such income and tax planning strategies in making this assessment. The Company had Federal taxable income including discontinued operations and the gain on sale of Polycold of approximately $62.3 million in fiscal 2005, $16.7 million in fiscal 2004 and $16.9 million in fiscal 2003. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the remaining deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.


DISCONTINUED OPERATIONS:

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

(In thousands)                          For the Year Ended
                                    -------------------------
                                    May 29,  May 30,  May 25,
                                      2005     2004     2003
                                    -------  -------  -------
Net revenues to external customers  $23,354  $24,708  $20,564
Net operating income                  7,359    4,570    1,982


    Polycold's revenues for fiscal year 2005 decreased $1.4 million or 5.5% from last year to nearly $23.4 million. The decrease is primarily the result of fiscal year 2005 having three and a half fewer months of operations partially offset by product revenues and service growth for vacuum-related products across a broad range of non-semiconductor customers in the United States and the Pacific Rim. During fiscal year 2004, Polycold's revenues increased $4.1 million to $24.7 million or 20% from nearly $20.6 million in fiscal year 2003. This increase was primarily driven by continued sales and service growth in our vacuum market in both Asia and the United States as well as slowly increasing demand in the semiconductor market during the latter part of fiscal year 2004.

    Polycold's net operating income in fiscal year 2005 through the date of sale increased nearly $2.8 million or 61% to $7.4 million over last year despite having three and a half fewer months of operations. The increases are primarily driven by improved margins due to manufacturing cost reductions through successful lean manufacturing initiatives in addition to a decrease in total operating expenses. During fiscal year 2004, Polycold's net operating income increased nearly $2.6 million to $4.6 million or 131% from $2 million in fiscal year 2003. This increase was primarily driven by the increase in revenues and related gross margin as operating expenses remained relatively consistent.

    Effective with the sale of Polycold and also included in discontinued operations for the year ended May 29, 2005, was the $33.4 million gain on sale which is calculated as follows:

(In thousands)

Cash proceeds received               $49,714
Less:
 Polycold net assets sold             15,343
 Costs directly related to the sale    1,014
                                     -------

  Pre-tax gain on sale               $33,357
                                     =======



FORWARD LOOKING

    Looking forward, into fiscal year 2006, we expect sales to increase primarily from both the MRI and Medical Devices segments. The MRI segment growth is expected to come from increased sales related to high field (3.0T) and 1.0T open magnet systems. We anticipate revenue growth from our Medical Devices segment driven by increased RF coil sales in the direct market leveraging off of a full year contribution from our acquisition of MRID. In addition, we expect sales of patient monitors to be consistent with fiscal year 2005. We expect our net loss for investment in SuperPower (Energy Technology segment) to remain at about fiscal 2005 levels. Revenues from the Energy Technology segment are expected to increase during fiscal 2006 through increased funding opportunities. As we advance through the construction and installation phase of our superconducting cable project we continue to anticipate a successful physical demonstration of high temperature superconducting technology on a commercial grid in calendar year 2006. Additionally we expect continued progress towards developing products for external market commercialization. The Company will continue to seek partners with enhancing technology to participate in our projects in order to share both costs and technology, as demonstrated in the Cable Project.

    Additionally, in fiscal year 2006, similar with last year, we expect to experience seasonality in our sales. We expect that the first quarter of each year, which includes slower summer months, will be the lightest because of buying patterns of our expanded customer base. The second quarter is expected to be substantially stronger, followed by a somewhat softer third quarter, which includes a number of globally observed holidays. The fourth quarter is generally expected to be the strongest of the year.

    During fiscal year 2006, we anticipate a decrease in total operating expenses from fiscal year 2005 driven by a reduction in selling, general and administrative expenses primarily associated with the significant acquisition and integration related charges that were incurred during fiscal year 2005. Partially offsetting this decrease are expected increases in product research and development expenses as products and projects across all segments are continuously being developed. Typically, our customers are actively involved in the definition and development of these products. In addition, we expect an increase in performance based stock compensation as a larger portion of Management's restricted stock award plan is expected to vest based on satisfying certain pre-specified financial performance measures. Additionally, the Company has an active cost cutting program in each of its divisions to increase earnings. These expectations are based on the following assumptions, among others:

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

       o We are able to effectively compete with our competitors in the MRI and Medical Devices segments in regards to pricing, product reliability, technical features, performance and service;

       o We are able to continue to submit and gain approval for products from the FDA under the section 510(k) of the code pre-market notification process rather than the more time consuming and costly pre-market approval process;

       o We are able to continue to operate under FDA approval in our manufacturing facilities requiring such approval; and

       o We are continually able to effectively integrate current and future acquisitions

       o     No additional integration costs are required.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

     For the fiscal year ended May 29, 2005 we generated $27.9 million from operations compared to $19.4 million in fiscal year 2004. The increase is primarily driven by improved earnings. In addition, significant fluctuations within working capital items provided a slight favorable impact on cash. The most significant generation came from an increase in accounts payable and accrued expenses of $24.1 million nearly offset by cash uses from increases in accounts receivable and inventory and other assets of $12.8 million and $10.5 million, respectively.

    During the year ended May 30, 2004, the $19.4 million generated from operations was primarily due to earnings partially offset by an unfavorable fluctuation in working capital primarily driven by increases in both accounts receivable and inventory and other assets of $3.9 million and $2 million, respectively.


INVESTING ACTIVITIES

    For the year ended May 29, 2005, investing activities resulted in a use of cash of $1.7 million compared to cash used of $152.4 million last year. The use of cash during the current fiscal year is primarily due to cash paid to acquire MRID of $39 million, net of cash acquired, purchases of property and equipment of $10.5 million and $871,000 for other investing activity requirements. These uses of cash were nearly offset by the $48.7 million, net of transaction costs and a tax reimbursement received from the sale of Polycold.

    The significant use of cash during the year ended May 30, 2004 was primarily due to the cash used to fund our acquisition of Invivo of about $150.2 million combined with purchases of property and equipment of about $6.3 million partially offset by the collection of a $4.0 million note receivable relating to a disposition in fiscal 2002 and proceeds from the sale of available for sale securities of $114,000.

    The net cash received from the sale of Polycold effective February 15, 2005, consisted of the following:

   Cash received:

     Cash received from sale                                     $49,200
     Cash received as reimbursement for certain tax obligations      514
     Less cash on Polycold's balance sheet                           (37)
     Transaction costs                                            (1,014)
                                                                 -------

                                                                 $48,663
                                                                 =======


    The cash used from our acquisition of MRID effective July 16, 2004, consisted of the following:

   Cash paid:

     Cash paid to MRID shareholders  $44,802
     Transaction costs                 1,016
     Less cash acquired from MRID     (6,843)
                                     -------

                                     $38,975
                                     =======



FINANCING ACTIVITIES

    Financing activities for the year ended May 29, 2005, used about $31.7 million of cash. During the fourth quarter, we borrowed $8 million on our revolving credit facility to cover temporary timing differences in our working capital requirements which included a $16.2 million tax payment (primarily related to the gain on sale of Polycold). Prior to year end, we repaid half of this borrowing leaving $4.0 million outstanding on our revolving facility as of May 29, 2005. Additionally, we used $45 million of proceeds received from long-term borrowings to partially finance the acquisition of MRID. During our third fiscal quarter, the proceeds received from the sale of Polycold combined with available operating cash were used to pay down nearly $60 million of our credit facility. These events increased our total proceeds from long-term borrowings to $53 million and also increased our total year to date debt repayments to $85.3 million. Total long-term debt including the current portion was $32.3 million as of May 29, 2005. The remaining financing activities reflects the cash received from the exercise of stock options of $1.5 million and payments received from employees under the executive stock purchase plan of $879,000 partially offset by the purchase of treasury shares of $1.7 million and $155,000 for payments made to amend our credit facility.

    Financing activities during the year ended May 30, 2004 consisted of proceeds from long-term borrowings of $67 million used to partially fund our acquisition of Invivo reduced by principal payments of $11.1 million and costs paid to obtain the credit facility of $1.3 million.

Other financing activities consisted of proceeds from the exercise of stock options of $3.3 million and payments received from employees under the executive stock purchase plan of $304,000 partially offset by $1.8 million for the purchase of treasury shares.

    See the Consolidated Statement of Cash Flows, located elsewhere in this report, for further details on sources and uses of cash.


COMMITMENTS

    Our capital and resource commitments at July 22, 2005 consisted of capital equipment commitments of $2,856,000. As of May 29, 2005, our total contractual obligations for the next five fiscal years are as follows:

(Dollars in thousands)                                     Fiscal Year
                                            ----------------------------------------
                                              2006    2007     2008    2009    2010
                                            -------  ------  -------  ------  ------
Non-cancelable operating lease commitments  $ 1,844  $1,670  $ 1,489  $1,508  $1,522
Purchase commitments                          2,993
Minimum pension liability                       435
Interest payments on long-term debt (1)       1,147     997      791     452      37
Principal payments on long-term debt         12,404   5,587    8,704   4,801     113
                                            -------  ------  -------  ------  ------

                                            $18,823  $8,254  $10,984  $6,761  $1,672
                                            =======  ======  =======  ======  ======


----------
(1) Represents estimated interest payments on long-term debt using current interest rates as of May 29, 2005


ADEQUATE RESOURCES

    We believe we have adequate resources to meet our needs for the short-term from our existing cash balances, our expected cash generation in fiscal 2006, and availability under our unsecured $130 million credit facility. In the longer-term, we may need to raise additional funds if we experience substantial increases in sales volume or unusually large research and development or capital expenditure requirements. Additional funds could also be required for pursuing new opportunities in the Energy Technology segment or in meeting business development opportunities through additional acquisitions. We would expect to be able to do so through additional lines of credit, public offerings or private placements of securities. However, in the event funds were not available from these sources, or on acceptable terms, we would expect to manage our growth within the financing available.

    Inflation has not had a material impact on our financial statements.


RISK FACTORS

    You should carefully consider the risks described below before making an investment decision with respect to Intermagnetics' common stock. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business. Any of these could have a material and negative effect on our business, financial condition or results of operations. In addition to the risk factors included elsewhere in this report:


THE COMPANY IS SUBJECT TO RISK ASSOCIATED WITH ACQUISITIONS.

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


THE COMPANY MAY ON OCCASION BE SUBJECT TO SIGNIFICANT LITIGATION.

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


THE COMPANY IS SUBJECT TO RISK OF NEW LAWS RELATED TO HEALTH CARE.

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


A SIGNIFICANT PORTION OF OUR REVENUE CURRENTLY COMES FROM A SMALL NUMBER OF CUSTOMERS, AND ANY DECREASE IN REVENUE FROM THESE CUSTOMERS COULD HARM OUR OPERATING RESULTS.

    We depend on a small number of customers for a large portion of our business, and changes in our customers' orders may have a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results (See Note I of the Notes to Consolidated Financial Statements included in response to Item 8). Although we have broadened our customer base over the past fiscal year, we will continue to depend on sales to a relatively small number of major customers. Because it often takes significant time to replace lost business, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce significant orders in the future. In addition, we generate significant accounts receivable in connection with the products we sell to our major customers. Although our major customers are large corporations, if one or more of our customers were to become insolvent or otherwise be unable to pay for our products, our operating results and financial condition could be adversely affected.


COMPETITION FROM EXISTING OR NEW COMPANIES COULD CAUSE US TO EXPERIENCE DOWNWARD PRESSURE ON PRICES, FEWER CUSTOMER ORDERS, REDUCED MARGINS, THE INABILITY TO TAKE ADVANTAGE OF NEW BUSINESS OPPORTUNITIES AND THE LOSS OF MARKET SHARE.

    Our MRI and Medical Device segments operate in a highly competitive industry. We are subject to competition based upon product design, performance, pricing, quality and service. While we try to maintain competitive pricing on those products that are directly comparable to products manufactured by others, in many instances our products will conform to more exacting specifications and carry a higher price than analogous products manufactured by others.

    Our competitors include divisions of much larger, more diversified organizations as well as a number of specialized companies. Some of them have greater resources and larger staffs than we have. Many of our OEM customers and potential OEM customers have the capacity to design and manufacture internally the products we manufacture for them. We face competition from research and product development groups and the manufacturing operations of our current and potential customers, who continually evaluate the benefits of internal research and product development and manufacturing versus outsourcing.


WE DEPEND ON OUR SUPPLIERS, SOME OF WHICH ARE THE SOLE SOURCE FOR OUR COMPONENTS, AND OUR PRODUCTION WOULD BE SUBSTANTIALLY CURTAILED IF THESE SUPPLIERS ARE NOT ABLE TO MEET OUR DEMANDS AND ALTERNATIVE SOURCES ARE NOT AVAILABLE.

    We order raw materials and components to complete our customers' orders, and some of these raw materials and components are ordered from sole-source suppliers. Although we work with our customers and suppliers to minimize the impact of shortages in raw materials and components, we sometimes experience short-term adverse effects due to price fluctuations and delayed shipments. If a significant shortage of raw materials or components were to occur, we might have to delay shipments or pay premium pricing, which could adversely affect our operating results. In some cases, supply shortages of particular components will substantially curtail production of products using these components. We are not always able to pass on price increases to our customers. Accordingly, some raw material and component price increases could adversely affect our operating results.


UNCERTAINTIES AND ADVERSE TRENDS AFFECTING THE MEDICAL DEVICE INDUSTRY, INCLUDING THE MARKETS OF ANY OF OUR MAJOR CUSTOMERS MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

    Our business depends primarily on the MRI market, which is subject to rapid technological change and pricing and margin pressure. In addition, changes in government policy relating to reimbursement for the purchase and use of medical capital equipment could also affect our sales.

OUR DELAY OR INABILITY TO OBTAIN ANY NECESSARY UNITED STATES OR FOREIGN REGULATORY CLEARANCES OR APPROVALS FOR OUR NEW PRODUCTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

    Our products in the Medical Device segment are subject to a high level of regulatory oversight. A delay or inability to obtain any necessary United States or foreign regulatory clearances or approvals for our new products could have a material adverse effect on our business. The process of obtaining clearances and approvals can be costly and time-consuming. There is a further risk that any approvals or clearances, once obtained, may be withdrawn or modified. Medical devices cannot be marketed in the United States without clearance or approval by the FDA. Medical devices sold in the United States must also be manufactured in compliance with FDA rules and regulations, which regulate the design, manufacture, packing, storage and installation of medical devices. Moreover, medical devices are required to comply with FDA regulations relating to investigational research and labeling. States may also regulate the manufacture, sale and use of medical devices. Medical device products are also subject to approval and regulation by foreign regulatory and safety agencies.


LOSS OF ANY OF OUR KEY PERSONNEL COULD HURT OUR BUSINESS BECAUSE OF THEIR INDUSTRY EXPERIENCE AND THEIR TECHNOLOGICAL EXPERTISE.

    We operate in a highly competitive industry and depend on the services of our key senior executives and our technological experts. The loss of the services of one or several of our key employees or an inability to attract, train and retain qualified and skilled employees, specifically engineering and operations personnel, could result in the loss of customers or otherwise inhibit our ability to operate and grow our business successfully.


OUR SUCCESS DEPENDS ON NEW PRODUCT DEVELOPMENT.

    We have continuing development program designed to develop new products and to enhance and improve our products. We are expending significant resources on the development of new products in all of our segments. The successful development of our products and product enhancements are subject to numerous risks, both known and unknown, including:

o unanticipated delays;

o access to capital;

o budget overruns;

o technical problems; and

o other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products, including, for example, changes requested by the FDA in connection with pre-market approval applications for our medical device products or lack of government funding for our HTS initiatives.

    Given the uncertainties inherent with product development and introduction, we cannot assure that any of our product development efforts will be successful on a timely basis or within budget, if at all. Our failure to develop new products and product enhancements on a timely basis or within budget could harm our business and prospects.


OUR BUSINESS COULD BE HARMED IF OUR PRODUCTS CONTAIN UNDETECTED ERRORS OR DEFECTS OR DO NOT MEET CUSTOMER SPECIFICATIONS.

    We are continuously developing new products and improving our existing products. Newly introduced products can contain undetected errors or defects. In addition, these products may not meet their performance specifications under all conditions or for all applications. If, despite our internal testing and testing by our customers, any of our products contains errors or defects or any of our products fails to meet customer specifications, then we may be required to enhance or improve those products or technologies. We may not be able to do so on a timely basis, if at all, and may only be able to do so at considerable expense. In addition, any significant reliability problems could result in adverse customer reaction, negative publicity or legal claims and could harm our business and prospects.


THERE ARE A NUMBER OF TECHNOLOGICAL CHALLENGES THAT MUST BE SUCCESSFULLY ADDRESSED BEFORE OUR HTS PRODUCTS CAN GAIN WIDESPREAD COMMERCIAL ACCEPTANCE.

    Our HTS products are in the early stages of commercialization or development and we must successfully address a number of technological challenges to complete our development and commercialization efforts. We will also need to improve the performance and/or reduce the cost of our HTS wire to expand the number of commercial applications for it. We may be unable to meet such technological challenges. Delays in development, as a result of technological challenges or other factors, may result in the termination of certain HTS product development efforts or delays in the introduction or commercial acceptance of our products.


A WIDESPREAD COMMERCIAL MARKET FOR OUR HTS PRODUCTS MAY NOT DEVELOP.

    To date, there has been no widespread commercial use of HTS products. It is possible that the market demands we currently anticipate for our HTS products will not develop even if technological hurdles are overcome and that HTS products will never achieve widespread commercial acceptance.


MANY OF OUR HTS PROJECTS ARE DEPENDENT UPON GOVERNMENT FUNDING, SUBCONTRACTORS AND OTHER BUSINESS PARTNERS.

    We partner with other companies, including cable manufacturers and suppliers of cryogenic systems on many of our HTS projects, such as our HTS cable installation program. Accordingly, most of our current and planned revenue-generating projects involve business partners on whose performance our revenue and technical success is dependent. If these business partners fail to deliver their products or perform their obligations on a timely basis, our revenue from these projects may be delayed or decreased and our technical success may be jeopardized. A significant source of revenue for our HTS projects is the U.S. government (e.g., the Department of Energy) and this funding is subject to annual appropriations. If the amount committed to each project is not appropriated annually, then our revenue for HTS projects may be substantially impacted.

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

    The financial instruments of the Company that are interest rate dependent are mortgages payable and an unsecured $130 million credit facility consisting of a $105 million revolving line of credit and an amortizing $25 million term loan. The Company manages interest rates through various methods within existing contracts. On its mortgage payable, the Company negotiated an "interest rate swap" agreement that, in effect, fixes the rate at 6.88%. With respect to its unsecured credit facility the Company may elect to apply interest rates to borrowings under (x) the higher of Wachovia's prime commercial lending rate or the federal funds rate plus applicable margins or
(y) the applicable London Interbank Offered Rate ("LIBOR") plus applicable margins, whichever is more favorable. In addition, the Company entered into an "interest rate swap" agreement that in effect, fixes the rate on its $25 million term loan at 2.95% plus applicable margins. See also Note N to the Company's consolidated financial statements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Attached hereto and filed as part of this report are the consolidated financial statements and supplementary data listed in the list of Financial Statements and Schedule included in Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

ITEM 9A.         CONTROLS AND PROCEDURES



                       DISCLOSURE CONTROLS AND PROCEDURES
            AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

    Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. In addition, no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended May 29, 2005 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

    Management of Intermagnetics General Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Exchange Act Rule 13a-15(f) defines internal control over financial reporting as a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

       o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

       o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

       o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

    Management has evaluated the effectiveness of the Company's internal control over financial reporting as of May 29, 2005 based on the control criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation we have concluded that Intermagnetics General Corporation's internal control over financial reporting was effective as of May 29, 2005.

    We have excluded MRI Devices Corporation ("MRID") from our assessment of internal control over financial reporting as of May 29, 2005, because it was acquired in a purchase business combination during fiscal year 2005. MRID is a 100% wholly-owned consolidated subsidiary of Intermagnetics General Corporation whose total assets and net revenues (from continuing operations) comprised 7% and 15% respectively, of the related consolidated financial statement amounts as of and for the year ended May 29, 2005.

    PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited Intermagnetics General Corporation's consolidated financial statements included herein, has also audited management's assessment of the effectiveness of Intermagnetics General Corporation's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting as of May 29, 2005, as stated in their report which is included herein.


ITEM 9B.      OTHER INFORMATION



NONE

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning directors called for by Item 10 of Form 10-K will be set forth under the heading "Election of Directors" in the Company's definitive proxy statement relating to the 2005 Annual Meeting of Stockholders (the "Proxy Statement"), and is hereby incorporated herein by reference.

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


ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information with respect to principal accounting fees and services to be contained under the heading "Fees Paid To Auditors" in our Proxy Statement is hereby incorporated by reference.

                                     PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Attached hereto and filed as part of this report are the financial statements, schedule and the exhibits listed below.

       (A)(1). FINANCIAL STATEMENTS

       Report of Independent Registered Public Accounting Firm

       Consolidated Balance Sheets of Intermagnetics General Corporation as of May 29, 2005 and May 30, 2004

       Consolidated Income Statements of Intermagnetics General Corporation for the Three Fiscal Years Ended May 29, 2005, May 30, 2004 and May 25, 2003.

       Consolidated Statements of Cash Flows of Intermagnetics General Corporation for the Three Fiscal Years Ended May 29, 2005, May 30, 2004 and May 25, 2003.

       Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) of Intermagnetics General Corporation for the Three Fiscal Years Ended May 29, 2005, May 30, 2004 and May 25, 2003.

       Notes to Consolidated Financial Statements of Intermagnetics General Corporation.


       (A)(2). FINANCIAL STATEMENT SCHEDULE

       II    Valuation and Qualifying Accounts

       All other schedules are not required or are inapplicable and, therefore, have been omitted.

       (A)3. EXHIBITS

Plan of Acquisition, reorganization, arrangement, liquidation or succession

       2.1 Agreement and Plan of Merger among Intermagnetics General Corporation, Magic Subsidiary Corporation (as buyer) and Invivo Corporation, dated December 17, 2003 (12) (Exhibit 99.2)

       2.2 Plan of Merger and Reorganization among Intermagnetics General Corporation, Sunshine Merger Sub, Inc. (as buyer), MRI Devices Corporation and Jeffrey Fitzsimmons and Brent Berthy, collectively in their capacity as the Stockholders' Representative, dated May 17, 2004 (13) (Exhibit 2.1)

       2.3 Purchase Agreement dated October 4, 2001 between Intermagnetics General Corporation as Seller and Outokumpu Copper Products Oy and Outokumpu Advanced Superconductors Inc. as Buyer (3) (Exhibit 2.1)

       2.4 Agreement and Plan of Merger dated November 29, 2004 by and between Intermagnetics General Corporation and Intermagnetics, Inc. (14) (Exhibit 2.1)

       2.5 Stock Purchase Agreement dated December 15, 2005, by and among Intermagnetics General Corporation, (seller), IGC Polycold Systems, Inc., a wholly-owned subsidiary (the "Company"), and Helix Technology Corporation, a Delaware corporation (buyer) (15) (Exhibit 2.1)

Articles of Incorporation and By-laws

       3.1   Certificate of Incorporation of Registrant (14) (Exhibit 3.1)

       3.2   By-laws of Registrant (14) (Exhibit 3.2)

Instruments defining the rights of security holders, including indentures

*      4.1   Form of Common Stock certificate

       4.2 Credit Agreement for $100 million dated December 17, 2003 among Intermagnetics General Corporation and its domestic subsidiaries (borrower) with Wachovia Bank, N.A. (administrative agent), JPMorgan Chase Bank (syndication agent) and KeyBank, N.A. (documentation agent) (10) (Exhibit 10.1)

       4.3 Amendment 1 to Credit Agreement dated May 18, 2004 among Intermagnetics General Corporation and its domestic subsidiaries (borrower) with Wachovia Bank, N.A. (administrative agent) (5) (Exhibit 4.2)

       4.4 Amendment 2 to Credit Agreement dated November 29, 2004 among Intermagnetics General Corporation and its domestic subsidiaries (borrower) with Wachovia Bank, N.A. (5) (Exhibit 4.3)

       4.5 Amendment 3 to Credit Agreement dated December 12, 2004 among Intermagnetics General Corporation and its domestic subsidiaries (borrower) with Wachovia Bank, N.A. (administrative agent) (19) (Exhibit 10.1)

Material Contracts

+      10.1  Employment Agreement dated July 23, 2002 between Intermagnetics
             General Corporation and Glenn H. Epstein (8) (Exhibit 10.1)

+      10.2  Employment Agreement dated October 19, 2001 between Intermagnetics
             General Corporation and Philip J. Pellegrino (8) (Exhibit 10.2)

+      10.3  1990 Stock Option Plan (4) (Appendix A)

*      10.4  Amended and Restated Agreements first dated April 29, 1999 between
             Philips Medical Systems Nederlands B.V. and Intermagnetics General Corporation for sales of magnet systems

+      10.5  Employment Agreement dated April 20, 1998 between Intermagnetics
             General Corporation and Carl H. Rosner (1) (Exhibit 10.1)

+      10.6  Enhanced Benefit Plan (2) (Exhibit 10.10)

+      10.7  Executive Stock Purchase Plan (2) (Exhibit 10.11)

       10.8 Patent License Agreement dated June 30, 2000 between Intermagnetics General Corporation and Lucent Technologies GRL Corporation (6) (Exhibit 10.2)

+      10.9  2000 Stock Option and Stock Award Plan as Amended and Restated (7)
             (Exhibit 10.1)

+      10.10 Restricted Stock Unit Agreement between Intermagnetics General
             Corporation and Glenn H. Epstein dated December 16, 2002 (9) (Exhibit 10.1)

+      10.11 Restricted Stock Unit Agreement between Intermagnetics General
             Corporation and Leo Blecher dated February 12, 2003 (11) (Exhibit 10.12)

+      10.12 Restricted Stock Unit Agreement between Intermagnetics General
             Corporation and Michael K. Burke dated February 12, 2003 (11) (Exhibit 10.13)

+      10.13 Restricted Stock Unit Agreement between Intermagnetics General
             Corporation and Philip J. Pellegrino dated February 12, 2003 (11) (Exhibit 10.14)

+      10.14 SuperPower Inc. Equity Compensation Plan (11) (Exhibit 10.16)

+      10.15 2003 Director Compensation Plan (11) (Exhibit 10.17)

+      10.16 Restricted Stock Unit Agreement between Intermagnetics General
             Corporation and Thomas J. O'Brien dated August 4, 2003 (16) (Exhibit 10.18)

+      10.17 Restricted Stock Unit Agreement between Intermagnetics General
             Corporation and Glenn H. Epstein dated March 14, 2005 (17) (Exhibit 10.1)

+      10.18 Restricted Stock Unit Agreement between Intermagnetics General
             Corporation and Michael K. Burke dated March 14, 2005 (17) (Exhibit 10.2)

+      10.19 Restricted Stock Unit Agreement between Intermagnetics General
             Corporation and Michael Mainelli dated March 14, 2005 (17) (Exhibit 10.3)

+      10.20 Restricted Stock Unit Agreement between Intermagnetics General
             Corporation and Thomas J. O'Brien dated March 14, 2005 (17) (Exhibit 10.4)

+      10.21 Restricted Stock Unit Agreement between Intermagnetics General
             Corporation and Leo Blecher dated April 13, 2005 (18) (Exhibit
             10.1)

+      10.22 Restricted Stock Unit Agreement between Intermagnetics General
             Corporation and Michael Mainelli dated April 13, 2005 (18) (Exhibit 10.2)

+      10.23 Restricted Stock Unit Agreement between Intermagnetics General
             Corporation and Michael Mainelli dated April 13, 2005 (18) (Exhibit 10.3)

Code of Ethics

*      14    Code of Business Conduct and Ethics

Subsidiaries of the registrant

*      21    Subsidiaries of the Company

Consents of experts and counsel

*      23    Consent of Independent Registered Public Accounting Firm
             (PricewaterhouseCoopers LLP) with respect to the Registration
             Statements Numbers 2-80041, 2-94701, 33-2517, 33- 12762, 33-12763,
             33-38145, 33-44693, 33-50598, 33-55092, 33-72160, 333-10553,
             333-42163, 333-75269, 333-64822 and 333-126818 on Form S-8.

Certifications of Chief Executive Officer and Chief Financial Officer

*      31.1  Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)

*      31.2  Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)

*      32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

*      32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
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

(4) Exhibit incorporated herein by reference to the Proxy Statement dated September 27, 1999 for the 1999 Annual Meeting of Stockholders.

(5) Exhibit incorporated herein by reference to the Current Report on Form 8-K filed by the Company on May 19, 2005.

(6) Exhibit incorporated herein by reference to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended August 27, 2000.

(7) Exhibit incorporated herein by reference to the Current Report on Form 8-K filed by the company on November 18, 2004, as amended by Form 8-K/A filed by the company on July 15, 2005.

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

(14) Exhibit incorporated herein by reference to the Current Report on Form 8-K filed by the Company on December 2, 2004.

(15) Exhibit incorporated herein by reference to the Current Report on Form 8-K/A filed by the Company on December 17, 2004.

(16) Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 30, 2004.

(17) Exhibit incorporated herein by reference to the Current Report on Form 8-K filed by the Company on March 16, 2005.

(18) Exhibit incorporated herein by reference to the Current Report on Form 8-K filed by the Company on April 19, 2005.

(19) Exhibit incorporated herein by reference to the Quarterly Report on Form 10-Q filed by the Company for quarter ended February 27, 2005.

* Filed with the Annual Report on Form 10-K for the fiscal year ended May 29, 2005.

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

(B) The Registrant has filed, as exhibits to this annual report on Form 10-K, the exhibits by required by Item 601 of Regulation S-K.

(C)    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       INTERMAGNETICS GENERAL CORPORATION

Date: August 12, 2005

                   By: /s/ Glenn H. Esptein
                       --------------------------------------
                         Glenn H. Epstein
                         Chairman and Chief Executive Officer

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

Name                       Capacity                      Date
-----------------------------------------------------------------------

/s/ Glenn H. Epstein       Chairman and                  August 12, 2005
------------------------   Chief Executive Officer
  Glenn H. Epstein         (principal executive
                           officer)

/s/ Michael K. Burke       Executive Vice President and  August 12, 2005
------------------------   Chief Financial
  Michael K. Burke         Officer (principal financial
                           and accounting officer)

/s/ John M. Albertine
------------------------   Director                      August 12, 2005
  John M. Albertine

/s/ Larry G. Garberding
------------------------   Director                      August 12, 2005
  Larry G. Garberding

/s/ A. Jay Graf
------------------------   Director                      August 12, 2005
    A. Jay Graf

/s/ Michael E. Hoffman
------------------------   Director                      August 12, 2005
  Michael E. Hoffman

/s/ Thomas L. Kempner
------------------------   Director                      August 12, 2005
  Thomas L. Kempner

/s/ Sheldon Weinig
------------------------   Director                      August 12, 2005
  Sheldon Weinig


                             1. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Intermagnetics General Corporation:

We have completed an integrated audit of Intermagnetics General Corporation's 2005 consolidated financial statements and of its internal control over financial reporting as of May 29, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.


CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Intermagnetics General Corporation and its subsidiaries at May 29, 2005 and May 30, 2004, and the results of their operations and their cash flows for each of the three years in the period ended May 29, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


INTERNAL CONTROL OVER FINANCIAL REPORTING

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of May 29, 2005 based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 29, 2005, based on criteria established in Internal Control Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded MRI Devices Corporation (MRID) from its assessment of internal control over financial reporting as of May 29, 2005 because it was acquired by the Company in a purchase business combination during fiscal year 2005. We have also excluded MRID from our audit of internal control over financial reporting. MRID is a wholly-owned subsidiary whose total assets and net revenues from continuing operations represent 7% and 15%, respectively, of the related consolidated financial statement amounts as of and for the year ended May 29, 2005.



/s/PricewaterhouseCoopers LLP
Albany, New York

August 12, 2005

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

                                                      May 29,   May 30,
                                                         2005      2004
                                                     --------  --------
ASSETS
 Cash and cash equivalents                           $  6,970  $ 11,868
 Trade accounts receivable, less allowance
  (May 29, 2005 -- $1,549; May 30, 2004 -- $849)       60,682    41,218
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                       718       127
 Inventories:
  Consigned products                                    1,158     1,822
  Finished products                                     7,349     2,969
  Work in process                                      11,261     8,291
  Materials and supplies                               20,497    13,955
                                                     --------  --------

                                                       40,265    27,037
 Deferred income taxes                                  6,042     4,333
 Prepaid expenses and other                             6,961     4,608
 Income tax receivable                                            4,285
                                                     --------  --------
 TOTAL CURRENT ASSETS                                 121,638    93,476
PROPERTY, PLANT AND EQUIPMENT
 Land and improvements                                  2,128     1,628
 Buildings and improvements                            19,410    14,972
 Machinery and equipment                               45,186    48,692
 Leasehold improvements                                   935     4,425
                                                     --------  --------

                                                       67,659    69,717
 Less accumulated depreciation and amortization        24,685    32,981
                                                     --------  --------

                                                       42,974    36,736
INTANGIBLE AND OTHER ASSETS
 Goodwill                                             169,910   118,816
 Other intangibles, less accumulated amortization
 (May 29, 2005 -- $15,100; May 30, 2004 -- $10,605)    51,519    32,491
 Derivative asset                                         396       253
 Other assets                                           3,211     3,163
                                                     --------  --------

 TOTAL ASSETS                                        $389,648  $284,935
                                                     ========  ========



INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

                                                May 29,   May 30,
                                                   2005      2004
                                               --------  --------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Current portion of long-term debt             $ 12,404  $  4,171
 Accounts payable                                22,136    10,242
 Salaries, wages and related items               16,029    10,799
 Customer advances and deposits                   1,951     1,302
 Product warranty reserve                         4,073     3,189
 Accrued income taxes                             3,305
 Other liabilities and accrued expenses          10,189    11,753
                                               --------  --------

 TOTAL CURRENT LIABILITIES                       70,087    41,456

LONG-TERM DEBT, less current portion             19,885    57,635
DEFERRED INCOME TAXES                            19,618    10,050
NOTE PAYABLE                                      5,000
DERIVATIVE LIABILITY                                 52       225

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred Stock, par value $.10 per share:
  Authorized -- 2,000,000 shares
  Issued and outstanding -- None
 Common Stock, par value $.10 per share:
  Authorized -- 80,000,000 shares
  Issued (including shares in treasury):
  May 29, 2005 -- 29,970,403 shares;
  May 30, 2004 -- 27,076,418 shares               2,997     2,707
Additional paid-in capital                      208,074   146,153
Notes receivable from employees                  (2,542)   (3,421)
Retained earnings                                82,490    44,944
Accumulated other comprehensive income (loss)       352      (134)
                                               --------  --------

                                                291,371   190,249
Less cost of Common Stock in treasury
 May 29, 2005 -- 1,872,546 shares;
 May 30, 2004 -- 1,789,316 shares               (16,365)  (14,680)
                                               --------  --------

                                                275,006   175,569
                                               --------  --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $389,648  $284,935
                                               --------  --------




See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

                                                             Fiscal Year Ended
                                                       ----------------------------
                                                        May 29,   May 30,   May 25,
                                                         2005      2004      2003
                                                       --------  --------  --------
Net revenues                                           $264,759  $139,739  $126,841
Cost of revenues                                        144,574    80,478    76,343
                                                       --------  --------  --------

Gross margin                                            120,185    59,261    50,498
Product research and development                         25,363    11,985    11,211
Selling, general and administrative:
   Stock based compensation                               5,764       575       563
   Accelerated stock based compensation                   1,875
   Other selling, general and administrative             58,323    25,070    15,496
Amortization of intangible assets                         6,382     3,097     1,793
Impairment of intangible assets                             913
                                                       --------  --------  --------

                                                         98,620    40,727    29,063
                                                       --------  --------  --------

Operating income                                         21,565    18,534    21,435
Interest and other income                                 1,194       790     1,341
Interest and other expense                               (3,931)   (1,244)     (482)
Adjustment to gain on prior period sale of division       1,094
Gain/(loss) on available-for-sale securities                          114    (2,108)
Gain on litigation settlement                                                   537
                                                       --------  --------  --------

Income from continuing operations before income taxes    19,922    18,194    20,723
Provision for income taxes                                5,905     6,313     7,191
                                                       --------  --------  --------

INCOME FROM CONTINUING OPERATIONS                        14,017    11,881    13,532
Discontinued operations:
 Income from operations of discontinued subsidiary
   including gain on sale of $33,357 in FY'05            40,709     4,562     2,121
Provision for income taxes                               17,180     1,583       736
                                                       --------  --------  --------

INCOME FROM DISCONTINUED OPERATIONS                      23,529     2,979     1,385
                                                       --------  --------  --------

NET INCOME                                             $ 37,546  $ 14,860  $ 14,917
                                                       ========  ========  ========

Basic Net Income per Common Share:
 Continuing operations                                 $   0.51  $   0.47  $   0.54
 Discontinued operations                                   0.85      0.12      0.06
                                                       --------  --------  --------

   Basic Net Income per Common Share                   $   1.36  $   0.59  $   0.60
                                                       ========  ========  ========

Diluted Net Income per Common Share:
 Continuing operations                                 $   0.50  $   0.46  $   0.53
 Discontinued operations                                   0.84      0.12      0.05
                                                       --------  --------  --------

   Diluted Net Income per Common Share                 $   1.34  $   0.58  $   0.58
                                                       ========  ========  ========



See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                 Fiscal Year Ended
                                                                            --------------------------
                                                                            May 29,   May 30,  May 25,
                                                                              2005     2004      2003
                                                                            -------  --------  -------
OPERATING ACTIVITIES
Net income                                                                  $37,546  $ 14,860  $14,917
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation and amortization                                             13,263     8,225    6,017
   Gain on sale of subsidiary                                               (33,357)
   Provision for deferred taxes                                              (2,137)    2,455    2,345
   Stock based compensation                                                   5,764       575      563
   Loss on sale and disposal of assets                                        1,277        82       60
   MRID profit sharing contribution                                           1,875
   Impairment of intangible asset                                               913
   Realized (gain) loss on available-for-sale securities                                 (114)   2,108
   Change in discount on note receivable                                                  (41)     (98)
   Amortization of debt issuance costs                                          298        88
   Adjustment to prior period gain on sale of division                       (1,094)
   Tax benefit from stock option exercises                                    2,778     3,493      126
   Change in operating assets and liabilities net of effects from acquisitions:
    Increase in accounts receivable and costs and estimated
     earnings in excess of billings on uncompleted contracts                (12,774)   (3,908)  (3,012)
    (Increase) decrease in inventories and prepaid expenses
    and other assets                                                        (10,492)   (1,961)   4,656
    Increase (decrease) in accounts payable and accrued
    expenses                                                                 24,074    (4,377)  (1,089)
                                                                            -------  --------  -------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                                 27,934    19,377   26,593

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                  (10,503)   (6,277)  (4,312)
Collection of note receivable                                                           4,000
Purchase of Invivo, net of cash acquired                                       (737) (150,222)
Purchase of MRID, net of cash acquired                                      (38,975)
Cash in lieu of shares                                                          (10)
Investment in patent rights                                                    (124)      (28)
Proceeds from sale of available-for-sale securities                                       114    1,363
Proceeds from sale of property, plant and equipment                                        38       17
Proceeds from sale of subsidiary                                             48,663
                                                                            -------  --------  -------

   NET CASH (USED IN) INVESTING ACTIVITIES                                   (1,686) (152,375)  (2,932)

FINANCING ACTIVITIES
Proceeds from sale of Common Stock, including exercise of
  stock options                                                               1,527     3,307    1,050
Proceeds from (advances to) employees -- Executive Stock
  Purchase Plan                                                                 879       304   (2,926)
Purchase of Treasury Stock                                                   (1,685)   (1,779)  (6,521)
Payment to obtain debt financing                                               (155)   (1,325)
Proceeds from long term borrowings                                           53,000    67,000

Principal payments on note payable and long-term debt                       (85,300)  (11,147)    (267)
                                                                            -------  --------  -------

 NET CASH (USED IN) PROVIDED BY FINANCING
  ACTIVITIES                                                                (31,734)   56,360   (8,664)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         588        (8)
                                                                            -------  --------  -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (4,898)  (76,646)  14,997
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             11,868    88,514   73,517
                                                                            -------  --------  -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 6,970  $ 11,868  $88,514
                                                                            =======  ========  =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Exchange of Common Stock in partial payment of exercise price on options                       $   328
                                                                                               =======
Issuance of Common Stock as consideration for purchase of MRID              $49,597
                                                                            =======
Issuance of note payable as consideration for purchase of MRID due in 2007  $ 5,000
                                                                            =======

See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
Fiscal Years Ended May 29, 2005, May 30, 2004, May 25, 2003
(Dollars in Thousands)

                                                                                        Accumulated
                                                                                           Other                  Notes
                                                                 Additional            Comprehensive            Receivable
                                                         Common   Paid-in    Retained     Income      Treasury     from
                                                         Stock    Capital    Earnings      (Loss)      Stock    Employees
                                                         ------  ----------  --------  -------------  --------  ----------
BALANCES AT MAY 26, 2002                                  2,599     137,385    15,167           (906)   (6,052)       (799)
Comprehensive income:
 Net Income                                                                    14,917
 Unrealized gain on available-for-sale
  securities, net of tax                                                                          10
 Minimum pension liability adjustment                                                           (209)
 Reclassification adjustment -- available-for-
  sale securities                                                                                628
 Loss on derivative, net of tax benefit                                                          (37)

   Total comprehensive income

 Tax benefit from exercise of stock options                             126
 Loans to employees for purchase of Common
  Stock                                                                                                             (2,926)
 Issuance of 307,955 shares of Common
  Stock, related to exercises of stock options               31       1,091
Treasury stock, upon exercise of stock options                          328                               (328)
Treasury stock purchase                                                                                 (6,521)
                                                         ------  ----------  --------  -------------  --------  ----------
BALANCES AT MAY 25, 2003                                 $2,630  $  138,930  $ 30,084  $        (514) $(12,901) $   (3,725)
Comprehensive income:
 Net income                                                                    14,860
 Unrealized gain on derivatives, net of tax benefit                                              323
 Minimum pension liability adjustment                                                             65
 Unrealized loss on foreign currency translation                                                  (8)

   Total comprehensive income
Issuance of 768,671 shares of Common Stock,
  related to exercises of stock options and
  stock based compensation                                   77       3,730
Repayments of notes receivable                                                                                         304
Tax benefit from exercise of stock options                            3,493
Treasury stock purchase                                                                                    (60)
Treasury stock, upon exercise of stock options                                                          (1,719)
                                                         ------  ----------  --------  -------------  --------  ----------
BALANCES AT MAY 30, 2004                                 $2,707  $  146,153  $ 44,944  $        (134) $(14,680) $   (3,421)
Comprehensive income:
 Net income                                                                    37,546
 Unrealized gain on derivatives, net of tax benefit                                              199
 Unrealized gain on foreign currency translation                                                 578
 Minimum pension liability adjustment                                                           (291)

   Total comprehensive income

Issuance of 433,096 shares of Common Stock,
  related to exercises of stock options and stock based
  compensation                                               44       2,108
Issuance of 2,460,889 shares for purchase of
  MRID                                                      246      51,851
Capital transactions of a subsidiary                                     16
Accrual for Stock based compensation                                  5,178
Cash in lieu of fractional shares                                       (10)
Tax benefit from exercise of stock options                            2,778
Treasury stock, upon exercise of stock options                                                          (1,685)
Repayments of notes receivable                                                                                         879
                                                         ------  ----------  --------  -------------  --------  ----------
Balances at May 29, 2005                                 $2,997  $  208,074  $ 82,490  $         352  $(16,365) $   (2,542)
                                                         ======  ==========  ========  =============  ========  ==========


                                                              Comprehensive
                                                                 Income
                                                              -------------
BALANCES AT MAY 26, 2002
Comprehensive income:
 Net Income                                                          14,917
 Unrealized gain on available-for-sale
  securities, net of tax                                                 10
 Minimum pension liability adjustment                                  (209)
 Reclassification adjustment -- available-for-
  sale securities                                                       628
 Loss on derivative, net of tax benefit                                 (37)
                                                              -------------
   Total comprehensive income                                 $      15,309
                                                              =============
 Tax benefit from exercise of stock options
 Loans to employees for purchase of Common
  Stock
 Issuance of 307,955 shares of Common
  Stock, related to exercises of stock options
Treasury stock, upon exercise of stock options
Treasury stock purchase

BALANCES AT MAY 25, 2003
Comprehensive income:
 Net income                                                          14,860
 Unrealized gain on derivatives, net of tax benefit                     323
 Minimum pension liability adjustment                                    65
 Unrealized loss on foreign currency translation                         (8)
                                                              -------------
   Total comprehensive income                                 $      15,240
                                                              =============
Issuance of 768,671 shares of Common Stock,
  related to exercises of stock options and
  stock based compensation
Repayments of notes receivable
Tax benefit from exercise of stock options
Treasury stock purchase
Treasury stock, upon exercise of stock options

BALANCES AT MAY 30, 2004
Comprehensive income:
 Net income                                                          37,546
 Unrealized gain on derivatives, net of tax benefit                     199
 Unrealized gain on foreign currency translation                        578
 Minimum pension liability adjustment                                  (291)
                                                              -------------
   Total comprehensive income                                 $      38,032
                                                              =============

Issuance of 433,096 shares of Common Stock, related to exercises of stock options and stock based compensation
Issuance of 2,460,889 shares for purchase of
  MRID
Capital transactions of a subsidiary
Accrual for Stock based compensation
Cash in lieu of fractional shares
Tax benefit from exercise of stock options
Treasury stock, upon exercise of stock options
Repayments of notes receivable

Balances at May 29, 2005

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTERMAGNETICS GENERAL CORPORATION

NOTE A -- ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation. It is the Company's policy to reclassify prior year consolidated financial statements to conform to current year presentation.


The Company operates on a 52/53 week fiscal year ending the last Sunday during the month of May. Fiscal 2005 had 52 weeks, Fiscal 2004 had 53 weeks, and Fiscal 2003 had 52 weeks.


CASH EQUIVALENTS:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company records an allowance for doubtful accounts for estimated receivable losses. Management considers historical collection experience and reviews aging reports on its outstanding receivable balances on a regular basis to assess the collectibility of these balances, and adjusts the allowance for doubtful accounts accordingly. Increases to the allowance are expensed and included in operating expenses. The allowance and the related receivable are reduced when the account is deemed uncollectible.


REVENUE RECOGNITION:

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

In other instances, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101 as amended by Staff Accounting Bulletin No. 104, on product that is complete and ready to ship for which our customer has requested a delay in delivery. In these cases, all the criteria for revenue recognition have been met including, but not limited to: the customer has a substantial business purpose; there is a fixed delivery date; title and risk of loss has transferred to our customer; the product is complete and ready for shipment; and the product has been segregated and is not available to be used to fill other orders. Upon notification from our customer the product is shipped to the stated destination. As of May 29, 2005, May 30, 2004, and May 25, 2003 bill and hold sales comprised 0.1%, 0.0% and 3.1% of annual consolidated revenue from continuing operations, respectively.

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

The Company accrues for possible future claims arising under terms of various warranties (one to three years) made in connection with the sale of products. Warranty expense for fiscal 2005, 2004 and 2003, was $2,666,000, $1,514,000 and
$1,117,000, respectively. The following table represents the activity in product warranty reserve:

                                 Fiscal Year  Fiscal Year  Fiscal Year
(Dollars in thousands)               2005         2004         2003
                                 -----------  -----------  -----------
Beginning Balance                $     3,189  $     1,466  $     1,326

 Reserves acquired from
   acquisition of MRID Corp.              87
 Reserves acquired from
   acquisition of Invivo Corp.                      1,602
 Reserves released from sale of
   Polycold                             (651)
 Warranty expense                      2,666        1,514        1,117
 Cost of warranty performed           (1,218)      (1,393)        (977)
                                 -----------  -----------  -----------

Ending Balance                   $     4,073  $     3,189  $     1,466
                                 ===========  ===========  ===========


INVENTORIES:

Inventories are stated at the lower of cost or market value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Variances from standard costs are accumulated as they are incurred and are included in the carrying value of inventory to the extent appropriate. Market value is determined based on the net realizable value. Appropriate consideration is given to obsolescence, excessive levels and other factors in evaluating net realizable value. At May 29, 2005 and May 30, 2004 the Company had reserves for excess and obsolete inventory of $2,801,000 and $2,853,000, respectively.


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

Land improvements                25 years
Buildings and improvements  7 -- 40 years
Machinery and equipment     3 -- 15 years
Leasehold improvements      2 -- 15 years

Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred.

The cost of fully depreciated assets remaining in use is included in the respective asset and accumulated depreciation accounts. When items are sold or retired, related gains or losses are included in income. Depreciation expense from continuing operations for the fiscal years ended May 29, 2005, May 30, 2004 and May 25, 2003, was $6,405,000, $4,513,000 and $3,693,000 respectively.


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

FOREIGN CURRENCY TRANSLATION:

Foreign currency translation adjustments arise from conversion of the Company's foreign subsidiary's financial statements to US currency for reporting purposes, and are included in Other Comprehensive Income (Loss) in stockholders' equity on the accompanying consolidated balance sheets. Realized foreign currency transaction gains and losses are included in interest and other expense in the accompanying consolidated income statements.


GOODWILL AND OTHER INTANGIBLES:

In accordance with Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets", the Company performs a test for goodwill impairment annually during the second fiscal quarter of each year (or at an interim date if certain events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount). A determination of impairment is made based upon the estimated discounted future cash flows of the operations associated with the related reporting unit. If goodwill is determined to be impaired the Company would be required to record a charge to its results of operations.


IMPAIRMENT OF LONG-LIVED ASSETS:

In accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets for impairment whenever events such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. The determination of whether these assets are impaired involves significant judgments such as long term revenue projections, weighted average cost of capital, product cost reductions, market penetration and sufficient product research and development to keep pace with market demand. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances.


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

Under SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123) as amended, compensation costs for stock option grants would be based on the fair value at the grant date and the resulting compensation expense would be shown as an expense on the consolidated income statements as the option vests. The following pro forma net income and earnings per share information has been determined as if the Company had accounted for stock-based compensation awarded under its stock option plans using the fair value-based method under SFAS 123:

(Dollars in Thousands, Except Per Share Amounts)

                                                               Fiscal Year Ended
                                                           -------------------------
                                                           May 29,  May 30,  May 25,
                                                             2005     2004     2003
                                                           -------  -------  -------
Net income (as reported)                                   $37,546  $14,860  $14,917
 Add recorded non-cash stock compensation, net of tax        4,942      375      368
 Less non-cash stock compensation under
  SFAS No. 123, net of tax                                  (6,544)  (2,345)  (2,211)
                                                           -------  -------  -------

Pro forma Net Income                                       $35,944  $12,890  $13,074
Earnings per Common Share (as reported):
 Basic                                                     $  1.36  $  0.59  $  0.60
                                                           =======  =======  =======

 Diluted                                                   $  1.34  $  0.58  $  0.58
                                                           =======  =======  =======

Earnings per Common Share (pro forma):
 Basic                                                     $  1.30  $  0.51  $  0.53
                                                           =======  =======  =======

 Diluted                                                   $  1.28  $  0.51  $  0.51
                                                           =======  =======  =======


The weighted average fair value of each option granted under the 1990 Stock Option Plan and the 2000 Stock Option and Award Plan during fiscal years 2005, 2004, and 2003 was $15.404, $12.301 and $8.377, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes Model with the following weighted average assumptions. The risk-free interest rates for fiscal years 2005, 2004, and 2003 were 4.0%, 4.7%, and 3.0%, respectively. The expected volatility of the market price of the Company's Common Stock for fiscal years 2005, 2004, and 2003 grants was 64.7%, 65.1% and 68.6%, respectively. The expected average term of the granted options for fiscal 2005, 2004, and 2003 was 8.0 years, 7.9 years and 7.1 years, respectively. There was no expected dividend yield for the options granted for fiscal years 2005, 2004, and 2003.


PER SHARE AMOUNTS:

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company.


COMPREHENSIVE INCOME:

Comprehensive income (loss) currently consists of net income, foreign currency translation adjustments, minimum pension liability adjustments and gain (loss) on derivative activity and is presented in the consolidated statements of changes in stockholders' equity and comprehensive income (loss), net of tax.


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


NEW ACCOUNTING PRONOUNCEMENTS:

In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company does not believe that the adoption of EITF 05-6 will have a significant effect on its financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections---A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provision of SFAS 154, as applicable, beginning in fiscal 2007.

On March 29, 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff's interpretation of Share-Based Payments. This interpretation expresses the views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004) Share-Based Payment (Statement 123R) and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of Statement 123R. The Company will adopt SAB 107 in connection with its adoption of Statement 123R which is expected to have a material impact on the Company's results of operations.

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

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In April 2005, the SEC issued a Final Rule amending Rule 4-01(A) of Regulation S-X which amends the effective date of this statement to fiscal years beginning after June 15, 2005. Therefore this Statement applies to the Company beginning with the quarter ending August 27, 2006. The Company has not completed its analysis of the impact of this statement, however, it is expected that the application of this Statement will have a material impact on the Company's results of operations.

On December 16, 2004, the FASB issued Statement No. 153, "Exchanges of Non-Monetary Assets", an amendment of APB Opinion No. 29. Statement 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for non-monetary asset exchanges beginning in our second quarter of fiscal 2006. Management is in the process of evaluating the effect SFAS 153 but does not anticipate it will have a material impact on the Company's financial position and results of operations.

In December 2004, the FASB issued Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American

Jobs Creation Act of 2004". This Staff Position clarifies that the tax deduction for qualified domestic production activities provided by the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction under FAS 109 as opposed to a tax-rate deduction. The phase-in of the tax deduction begins with qualifying production activities for the year ending December 31, 2005. The American Jobs Creation Act of 2004 replacing the extraterritorial income (ETI) tax incentive with a domestic manufacturing deduction. In the long term we expect this new deduction to provide a similar tax benefit as the ETI tax incentive has in the past.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory costs -- An Amendment of ARB No. 43 Chapter 4" ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management is in the process of evaluating the effect SFAS 151 will have on the Company's financial position and results of operations.


NOTE B -- ACQUISITIONS AND DISPOSITIONS

On February 15, 2005, the Company completed the sale of its wholly-owned subsidiary, IGC-Polycold Systems, Inc. ("Polycold") to Helix Technology Corporation ("Helix"). Helix purchased all of the outstanding capital stock of Polycold for about $49.7 million in cash, which included a contractual $500,000 reimbursement representing the Company's estimate for certain tax obligations of up to a maximum liability of $3.3 million relating to a Section 338(h)(10) election under the Internal Revenue Code. The decision to sell Polycold was a step in management's overall strategic plan to focus financial and managerial resources on the Company's growing and more profitable medical devices business. The Company utilized the net proceeds from the sale of Polycold in addition to available operating cash to pay off the remaining $58.0 million that was outstanding under the Company's revolving credit facility as of February 15, 2005. The sale, which resulted in a pre-tax gain of about $33.4 million, was included in income from discontinued operations for the year ended May 29, 2005. The gain was calculated as follows:



(In thousands)


Cash proceeds received               $49,714
Less:
 Polycold net assets sold             15,343
 Costs directly related to the sale    1,014
                                     -------

   Pre-tax gain on sale              $33,357
                                     =======


The revenues and net operating profit of Polycold, the sole subsidiary in the Company's Instrumentation segment are included in discontinued operations as required by SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as follows:

(In thousands)                          Fiscal Year Ended
                                    -------------------------
                                    May 29,  May 30,  May 25,
                                      2005     2004     2003
                                    -------  -------  -------
Net revenues to external customers  $23,354  $24,708  $20,564
Net operating profit                  7,359    4,570    1,982


The assets of Polycold consisted primarily of accounts receivable, inventories, property and equipment, goodwill and intangible assets and other assets. Under this stock transaction, Helix assumed Polycold's accounts payable and accrued liabilities. The following is a summary of the book value of the net assets as of February 15, 2005, the closing date and May 30, 2004:

(In thousands)
                                          February 15,  May 30,
                                              2005        2004
                                          ------------  -------
Cash                                      $         38  $    40
Trade accounts receivable less allowance         4,571    3,210
Inventories                                      2,672    2,620
Property and equipment, net                      3,132    3,448
Goodwill and intangible assets                   7,530    7,564
Other assets                                        94      104
                                          ------------  -------

 Total assets                             $     18,037  $16,986
                                          ============  =======

Accounts payable                          $        365  $   534
Other liabilities and accrued expenses           2,329    2,205
                                          ------------  -------

 Total liabilities                               2,694    2,739
                                          ------------  -------

Net assets of discontinued operations     $     15,343  $14,247
                                          ============  =======


On July 16, 2004, the Company completed its purchase of MRI Devices Corporation ("MRID"), a privately held company. MRID was a leading manufacturer of radio frequency (RF) coils and related sub-systems for magnetic resonance imaging
(MRI) systems. As a result of the acquisition, MRID became a wholly-owned subsidiary of the Company. The deal was structured as a cash and stock transaction which included a $45.0 million cash payment, a three-year $5 million promissory note and 2,460,889 shares of Company common stock, of which about 118,000 shares (the "Plan Shares") were allocated to fund employee benefit plans for MRID employees. About 88,500 of these Plan Shares with a value of $1,875,000 was recorded as compensation expense as a result of accelerating the vesting requirements during the three months ended November 28, 2004 and about 29,500 Plan Shares with a value of $624,000 are being recognized as compensation expense ratably over a contractual four year vesting period. The Company recognized $143,000 of compensation expense from vesting during the year ended May 29, 2005. The remaining 2,342,872 shares were issued as consideration with a value of $49.6 million based on the average closing stock price for two days prior to and after the measurement date which was determined to be June 9, 2004, in accordance with Emerging Issues Task Force
(EITF) No. 99-12. Fifty percent of the stock is restricted from sale for two years from the date of closing and the other fifty percent for three years. The cash portion of the consideration was financed through our credit facility that was amended effective May 2004, to expand the aggregate committed amount by $30 million to $130 million. MRID's results of operations have been included in our consolidated financial statements since the date of acquisition of July 16, 2004. Management believes that, in addition to the financial benefits, the acquisition of MRID provides an expanded high value product portfolio that will serve the broader MRI market. In addition, Intermagnetics added incremental value to this acquisition through the physical consolidation of product development and manufacturing facilities in Wisconsin, a unified RF coil management team and the integration of direct sales activities with the global sales team that the Company assumed in its acquisition of Invivo Corporation. The following represents the allocation of the total purchase price to the assets acquired and liabilities assumed:

                                                                       (In thousands)
                                                                       --------------
Consideration:
   Cash paid to MRID shareholders                                      $       44,802
   Issuance of Intermagnetics Common Stock to MRID Shareholders
    (2,342,872 shares at $21.17)                                               49,597
   Promissory note payable (payable in three years from closing date)           5,000
   Transaction costs paid                                                       1,016
                                                                       --------------

     Total purchase price                                              $      100,415
                                                                       ==============

Allocated to:
   Working capital, less inventory                                     $       14,226
   Inventory                                                                    7,351
   Property and equipment                                                       6,991
   Deferred tax liability                                                     (10,292)
   Long-term debt                                                              (2,783)
   Intangible assets:
    Trade name/Trademarks                                                         970
    Product trade name                                                          3,290
    Original equipment manufacturer customer (OEM) relationships                9,300
    Know-how and core technology                                               11,280
    Product technology and design                                               1,960
   Goodwill                                                                    58,122
                                                                       --------------

   Total                                                               $      100,415
                                                                       ==============


The allocation of the purchase price is based on fair value estimates of the assets and liabilities acquired.

The following (unaudited) pro forma consolidated income statements and disclosure have been prepared in accordance with SFAS No. 141 "Business Combinations" as if the acquisition of MRID and Invivo Corporation occurred at the beginning of the earliest period presented:

                         Years Ended
                     ------------------

                      May 29,   May 30,
                       2005      2004
                     --------  --------

Net revenues         $271,240  $234,342
                     ========  ========

Net income           $ 38,370  $ 23,211
                     ========  ========

Earnings per share:
 Basic               $   1.37  $   0.84
                     ========  ========

 Diluted             $   1.35  $   0.83
                     ========  ========


In the above pro forma consolidated income statements, net income for the year ended May 29, 2005, includes a $19.3 million gain on sale of subsidiary, a $714,000 adjustment on prior period gain on sale of division, both net of tax and $8.8 million of non-recurring charges net of tax which primarily consists of $1.2 million for a stock contribution made to a profit sharing plan for original MRID employees prior to change of control; $596,000 for an impairment charge on the acquired MRID trade name; and about $7.0 million for other non-recurring acquisition and integration related charges. Net income for the year ended May 30, 2004 includes about $815,000 of acquisition related charges net of tax.

The above pro forma results do not include any anticipated revenue synergies.

In connection with the acquisition of Invivo Corporation on January 27, 2004, the Company acquired manufacturing facilities located in Arleta, California and Orlando, Florida. During the first half of fiscal year 2005, the Company consolidated and physically relocated the Arleta manufacturing operation into the Orlando facility. Management believes this consolidation will optimize the complimentary capabilities of what were two separate companies (Invivo Corporation acquired Medical Data Electronics, Inc. in April of 2003 to form InvivoMDE). The costs incurred associated with ceasing manufacturing operations in Arleta and the relocation and start-up in Orlando of about $212,000 were included in costs of revenues.


NOTE C -- LONG-TERM DEBT

Credit Facility:

On December 17, 2003, the Company entered into a Credit Facility with a group of commercial lenders to partially finance its acquisition of Invivo Corporation. The Company could borrow up to $100 million in the aggregate consisting of (i) up to $75 million in a five-year revolving credit facility and (ii) a $25 million five-year term loan facility. On May 18, 2004 the Company amended its credit facility with its existing group of commercial lenders to effectively increase the aggregate revolving commitment amount by $30 million to $105 million. In conjunction with this increase, the Company was required to pay an upfront non-refundable commitment fee ranging from 0.25% to 0.50% to each lender based on their pro-rata share of the revolver increase. These fees were deferred and are amortized using the straight-line method over the remaining life of the debt.

On July 16, 2004, the Company borrowed $45.0 million from its amended $130 million unsecured credit facility to partially finance the acquisition of MRID.


On December 13, 2004, the Company amended its credit facility to effectively release the Company from the provision that required the Company to apply the net cash proceeds from its sale of Polycold as a mandatory prepayment of first the term loan and then revolving credit facility. This amendment also effectively releases Polycold from its obligations as a guarantor under the credit agreement. This amendment shall be effective solely with respect to the specific circumstances of the Polycold divestiture. The Company utilized the net proceeds from the sale of Polycold in addition to available operating cash to pay off the remaining $58.0 million that was outstanding under the Company's revolving credit facility.

On May 16, 2005, the Company borrowed $8 million from its revolving credit facility to meet timing differences in general working capital requirements, which included the Company's income tax obligations associated with the gain on the sale of Polycold in the previous fiscal quarter ending February 27, 2005. By fiscal year end, the Company repaid $4 million of the $8 million borrowed.

Both the term loan and the revolving portions of our credit facility have maturity dates five years from December 17, 2003, the effective date of these loans. The $25 million term loan is payable quarterly in scheduled amounts; 15% in years one and two, 20% in year three, and 25% in years four and five.

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

Borrowings under the facilities will bear interest, at the Company's option, at: (x) the higher of Wachovia's prime commercial lending rate or the federal funds rate plus 0.50% per annum, plus the applicable margin rate based on the Company's leverage ratio (the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, "EBITDA") (the "Leverage Ratio") which for the first two full fiscal quarters following the closing of the Credit Agreement, will be 0.50% per annum; or (y) the applicable London Interbank Offered Rate ("LIBOR") plus the applicable LIBOR margin rate based on the Company's Leverage Ratio, which, for the first two full fiscal quarters following the closing of the Credit Agreement, will be 1.50% per annum. The Company has entered into an interest rate swap agreement to reduce the effect of changes in interest rates on its $25 million term loan. This agreement effectively changes the interest rate exposure to a fixed 2.95% plus applicable margins as defined in our credit agreement. (See also Footnote N.)

In addition, the Company is obligated to pay a commitment fee ranging from 0.20% to 0.375% per annum (based on the Company's leverage ratio) on the unutilized portion of the revolving facility. The Company incurred costs directly associated with obtaining this unsecured credit facility including underwriting, administrative and professional fees amounting to $1.3 million. These costs were deferred and are being amortized using the straight-line method over the life of the debt.

The agreement is unsecured and unconditionally guaranteed by each existing and subsequently acquired or organized domestic subsidiary of the Company. The Company must also comply with certain financial and operational covenants. The most restrictive financial covenants include debt to EBITDA, tangible net worth and fixed charge coverage ratios as defined in the Credit Facility.

Mortgages and Other Notes Payable:

The mortgage payable related to the Latham NY facility bears interest at the rate of LIBOR (3.78% at May 29, 2005 and 2.08% at May 30, 2004) plus 0.9%, and is payable in monthly installments of $50,000, including principal and interest, through October 2005 with a final payment of $3,943,000 due in November 2005. The loan is collateralized by land and buildings and certain equipment located in Latham, NY acquired at a cost of approximately $10,800,000. The Company has entered into an interest rate swap agreement to reduce the effect of changes in interest rates on its mortgage. This agreement effectively changes the interest rate exposure to a fixed 6.88%. (See also Footnote N.)

Effective with the acquisition of Invivo on January 27, 2004, the Company assumed a term loan mortgage due in 2016. The term loan bears interest at LIBOR plus 2% and is secured by land and building located in Orlando, FL. As of May 29, 2005 and May 30, 2004, $1,247,000 and $1,360,000, respectively, was included in total long-term debt of which $113,000 was payable within one year for both years presented.

Effective with the acquisition of MRI Devices Corp. (MRID), on July 16, 2004, the Company assumed a $3.1 million term loan note due on October 2007. The term loan is unsecured, except for a negative pledge that the Company will not use MRID's Gainesville, Florida facility as collateral for any additional financing. The note also includes a prepayment penalty of 2% to 5%, depending on the year of prepayment. Up to 20% of the note payable can be prepaid annually without penalty. The note bears interest at 5.85% and is payable in monthly installments of about $11,000 with the balance due in October 2007.

As of May 29, 2005, the Company had the following long-term debt outstanding:

                                                     As of
                                                ----------------
                                                May 29,  May 30,
(In thousands)                                   2005     2004
                                                -------  -------
Long-Term Debt:
   Mortgages and notes payable                  $ 7,976  $ 5,744
   Term loan ($25 million)                       20,313   24,062
   Revolving line of credit ($105 milllion)       4,000   32,000
   Total long-term debt                          32,289   61,806
                                                -------  -------

   Less current maturities                       12,404    4,171
                                                -------  -------

   Long-term debt excluding current maturities  $19,885  $57,635
                                                =======  =======


In addition to the long-term debt noted above, the Company issued a $5.0 million three-year note payable that accrues interest at LIBOR plus 0.5% in conjunction with the acquisition of MRI Devices.

As of May 29, 2005, the Company had $100.4 million additional borrowing capacity under its unsecured credit facility which is net of $565,000 of standby letters of credit issued to the Company's insurance agent as collateral for potential workers' compensation claims.

Aggregate maturities of long-term debt as of May 29, 2005 are as follows:

Fiscal year ending:

        2006         $12,404
        2007           5,587
        2008           8,704
        2009           4,801
        2010             113
      Thereafter         680
                     -------

                     $32,289
                     =======


Interest paid for the years ended May 29, 2005, May 30, 2004 and May 25, 2003, amounted to $3,190,000, $898,000 and $410,000, respectively.


NOTE D -- STOCKHOLDERS' EQUITY

In July 2004, the Company's Board of Directors declared a three-for-two split on all outstanding shares of its common stock. The split, completed in the form of a fifty percent stock dividend, was paid on August 17, 2004 to stockholders of record on July 23, 2004. The consolidated financial statements and related notes have been adjusted to retroactively reflect this stock dividend in all numbers of shares, prices per share and earnings per share.

During fiscal 2003 the Company established a stock option plan for SuperPower Inc., a wholly--owned subsidiary. The options which were granted during Fiscal year 2003, were valued at a $1.00 each based upon the best available evidence. The plan had 1,184,000 shares outstanding as of May 29, 2005. Options granted under the plan will have lives ranging from five to ten years and vest over periods ranging from one to five years. Under this plan, the Company granted an additional 554,000 shares of restricted stock to key employees. These shares are restricted units which will convert into common stock only upon a change in control.

The company has established three stock option plans: the 1981 Stock Option Plan, the 1990 Stock Option Plan, and the 2000 Stock Option and Stock Award Plan. A total of 4,551,000 shares have been authorized under the 2000 Plan. Options granted under the 2000 Stock Option and Stock Award Plan has lives ranging from three to ten years and vest over periods ranging from one to five years. The company is no longer issuing stock under the 1981 and 1990 Stock Option Plans.

Option activity under these plans was as follows:

                                                    Fiscal Year Ended
                                --------------------------------------------------------
                                   May 29, 2005        May 30, 2004       May 25, 2003
                                ------------------  -----------------  -----------------

Outstanding, beginning of year  1,666,030  $12.332  2,322,478  $9.574  2,672,273  $8.937
Granted                            17,700   22.157    205,500  17.520    186,282  12.533
Exercised                        (489,293)   6.752   (808,350)  5.549   (275,412)  3.825
Forfeited                         (69,533)  15.789    (53,598) 15.025   (260,665) 11.233
                                ---------           ---------          ---------
Outstanding, end of year        1,124,904   14.700  1,666,030  12.332  2,322,478   9.574
                                =========           =========          =========
Exercisable, end of year          721,982  $13.916    942,345  $9.870  1,470,341  $6.929
                                =========           =========          =========



                                               May 29, 2005
                      --------------------------------------------------------------
                                Options Outstanding             Options Exercisable
                      ---------------------------------------  ---------------------
                                   Weighted      Weighted                   Weighted
                                    Average       Average                    Average
Range of Option          Number    Exercise      Remaining        Number    Exercise
Exercise Prices       Outstanding    Price   Contractual Life  Exercisable    Price
                      -----------  --------  ----------------  -----------  --------

$2.3674 -- $4.7346         41,929  $ 4.1322               3.7       41,929  $ 4.1322
$4.7347 -- $7.1019         72,480    5.8453               4.1       72,480    5.8453
$7.1020 -- $9.4693          4,100    8.8439               1.3        4,100    8.8439
$9.4694 -- $11.8366       106,994   11.2025               6.7       53,080   11.0683
$11.8367 -- $14.2039      166,225   13.4777               5.8      122,158   13.4744
$14.2040 -- $16.5713      284,392   15.5125               6.5      190,793   15.5236
$16.5714 -- $18.9386      404,538   17.6191               7.0      214,256   17.4866
$18.9387 -- $21.3059       29,246   20.1889               5.6       23,186   20.3703
$21.3060 -- $23.6733       15,000   22.2973               9.1           --        --
                      -----------  --------  ----------------  -----------  --------

                        1,124,904  $14.7002               6.3      721,982  $13.9164
                      ===========                              ===========

In connection with the license of patent rights, the Company issued warrants to purchase 157,590 shares of its Common Stock during fiscal year 2001 at a price of $12.65 per share. These warrants were valued at $1,097,000, which was capitalized as part of the cost of the patent rights.

Following are the shares of Common Stock reserved for issuance and the related exercise prices for the outstanding stock options, restricted stock awards and outstanding warrants at May 29, 2005:

                                           Number   Exercise Price
                                         of Shares     Per Share
                                         ---------  --------------
2000 Stock Option and Stock Award Plan:
 Restricted Stock Awards                 2,398,744           $0.00
 Stock Options                             980,598   $10.74-$23.67
1990 Stock Option Plan                     144,306    $3.89-$17.40
Warrants                                   157,590          $12.65
                                         ---------
Shares reserved for issuance             3,681,238
                                         =========

During the year ended May 29, 2005, the Company issued 16,350 shares of Common Stock at a fair market value of $25.29 per share as compensation to the Board of Directors. During the year ended May 30, 2004, the Company issued 26,001 shares of Common Stock at a fair market value of $16.75 per share as compensation to the Board of Directors. During the year ended May 25, 2003 the Company issued 28,872 shares of Common Stock at a fair market value of $12.67 per share as compensation to the Board of Directors.

Equity compensation plan information follows:


                                         EQUITY COMPENSATION PLAN INFORMATION

                                                                                       Number of securities
                                                                                     remaining available for
                                  Number of securities to be    Weighted-average      future issuance under
                                    issued upon exercise of     exercise price of   equity compensation plans
                                     outstanding options,     outstanding options,    (excluding securities
                                     warrants and rights.     warrants and rights.   reflected in column (a))
                                  --------------------------  --------------------  -------------------------

Plan Category                                 (a)                      (b)                     (c)
-------------------------------   --------------------------  --------------------  -------------------------
Equity compensation plans
  approved by shareholders......                   3,543,238  $              5.230                  1,056,701
Equity compensation plans
  not approved by shareholders..
         New Hire Incentive Plan                     138,000                  none                       none

The New Hire Incentive Plan is designed to attract highly competent employees for key positions within the Company. As such, this plan is not for general use but for selected critical positions. Therefore, no specific shares have been allocated for this purpose. Rather shares will be issued form the authorized shares of the Company's Common Stock and approved by the company's Board of Directors on a applicant by applicant basis.


NOTE E -- RETIREMENT PLANS

The Company had a non-contributory, defined benefit plan covering approximately 50 bargaining unit employees at a subsidiary. Benefits under the plan were based on years of service and employees' career average compensation. The Company's funding policy was to contribute annually an amount sufficient to meet or exceed the minimum funding standard contained in the Internal Revenue Code. Contributions were intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future. As of November 30, 2000, the Company froze all pension benefits relating to this plan. As of May 29, 2005 and May 30, 2004, the Company recorded a minimum pension liability for the Bargaining Unit plan of $398,000 and $154,000, respectively.

The Company also maintains an employee savings plan, covering substantially all employees, under Section 401(k) of the Internal Revenue Code. Under this plan, the Company makes a contribution for all employees and matches a portion of participants' contributions. Expenses under the plan during the fiscal years ended May 29, 2005, May 30, 2004 and May 25, 2003 aggregated $2,143,000,
$964,000, and $854,000, respectively.

The Company also maintains supplemental retirement and disability plans for certain of its executive officers. These plans utilize life insurance contracts for funding purposes. Expenses recorded under these plans were $124,000, $124,000 and $138,000 for the fiscal years ended May 29, 2005, May 30, 2004 and May 25, 2003, respectively. As of May 29, 2005, May 30, 2004 and May 25, 2003,
the Company recorded an additional minimum pension liability for this plan of $103,000, $51,000 and $75,000, respectively.


NOTE F -- INCOME TAXES

The components of the provision for income taxes (benefit) from continuing operations are as follows:

                                        Fiscal Year Ended
                            ----------------------------------------
(Dollars in Thousands)      May 29, 2005  May 30, 2004  May 25, 2003
--------------------------------------------------------------------
Current
  Federal                   $      7,264  $      5,251  $      4,555
  State                              778           300           258
                            ------------  ------------  ------------

     Total current                 8,042         5,551         4,813
Deferred
  Federal                         (2,044)          676         2,152
  State                              (93)           86           226
                            ------------  ------------  ------------

     Total deferred               (2,137)          762         2,378
                            ------------  ------------  ------------

Provision for income taxes  $      5,905  $      6,313  $      7,191
                            ============  ============  ============


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                            As of
                                                  --------------------------
(Dollars in Thousands)                            May 29, 2005  May 30, 2004
---------------------------------------------------------------------------
Deferred tax assets:
   Inventory reserves                             $      1,323  $      1,554
   Non-deductible accruals                               3,085         1,443
   roduct warranty reserve                               1,709         1,044
   Restructuring and other accruals                                      292
   Stock Plan Compensation                               1,910
   Net operating losses and credit carryforwards         2,298         4,798
                                                  ------------  ------------

     Total gross deferred tax assets                    10,325         9,131
   Less valuation allowance                                             (191)
                                                  ------------  ------------

     Deferred tax assets                                10,325         8,940
Deferred tax liabilities:
   Depreciation and amortization differences            (4,489)       (2,485)
   Intangibles                                         (19,336)      (11,716)
   Other, net                                              (76)         (456)
                                                  ------------  ------------

     Total gross deferred tax liabilities              (23,901)      (14,657)
                                                  ------------  ------------

   Net deferred tax (liabilities) assets          $    (13,576) $     (5,717)
                                                  ============  ============


The foregoing assets and liabilities are classified in the accompanying consolidated balance sheets as follows:

(Dollars in Thousands)                           May 29, 2005  May 30, 2004
---------------------------------------------------------------------------
Net current deferred tax assets                  $      6,042  $      4,333
Net long-term deferred tax (liabilities)/assets       (19,618)      (10,050)
                                                 ------------  ------------

                                                 $    (13,576) $     (5,717)
                                                 ============  ============



In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and capital gains during the periods in which those temporary differences become deductible. Management considers projected future taxable income, the character of such income and tax planning strategies in making this assessment. The Company had Federal taxable income including discontinued operations and the gain on sale of Polycold of approximately $62,335,000 in Fiscal 2005, $16,709,000 in Fiscal 2004 and $16,865,000 in Fiscal 2003. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of the remaining deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

At May 29, 2005 the Company has net operating loss carryforwards of $4,702,000 which will expire through 2024. The Company also has Federal credit carryforwards of $360,000, of which $100,000 will expire in 2022 and $260,000 which are not subject to expiration.

The reasons for the differences between the provision for income taxes (benefit) and the amount of income tax (benefit), from continuing operations determined by applying the applicable statutory Federal tax rate to income (loss) from continuing operations before income taxes are as follows:

                                                                       Fiscal Year Ended
                                                           ----------------------------------------
(Dollars in Thousands)                                     May 29, 2005  May 30, 2004  May 25, 2003
---------------------------------------------------------------------------------------------------
Pretax income (loss) at statutory tax rate
   (35% for 2005, 35% for 2004 and 34.6% for 2003)         $      6,973  $      6,376  $      7,170
State taxes, net of Federal benefit                                 445           251           315
Benefit of Extraterritorial Income Exclusion                       (858)         (749)         (662)
Amortization of intangibles & other permanent adjustments                         136            36
Capital loss carryforward used
Change in valuation allowance                                      (191)
Settlement of prior year tax liabilities                           (449)
Other, net                                                          (15)          299           332
                                                           ------------  ------------  ------------

Provision for income taxes                                 $      5,905  $      6,313  $      7,191
                                                           ============  ============  ============


The Company paid income taxes, net of cash refunds received of $15,117,000, $4,735,000 and $6,883,000 during the years ended May 29, 2005, May 30, 2004 and
May 25, 2003, respectively.


NOTE G -- PER SHARE INFORMATION

The following table provides calculations of basic and diluted earnings per share:

(Dollars in Thousands, Except Per Share Amounts)

                                                     Fiscal Year Ended
                                         ----------------------------------------
                                         May 29, 2005  May 30, 2004  May 25, 2003
                                         ------------  ------------  ------------
Income available to Common shareholders  $     37,546  $     14,860  $     14,917
                                         ============  ============  ============

Weighted average shares                    27,689,343    25,046,718    24,778,728
Dilutive potential Common Shares:
 Warrants                                      77,381        29,277
 Stock Options and Awards                     365,476       417,384       738,908
                                         ------------  ------------  ------------

Adjusted weighted average shares           28,132,200    25,493,379    25,517,636
Net income (loss) per Common Share:
 Basic                                   $       1.36  $       0.59  $       0.60
                                         ============  ============  ============

 Diluted                                 $       1.34  $       0.58  $       0.58
                                         ============  ============  ============


As of May 29, 2005 the Company had 1,240,950 shares of restricted stock, net of forfeitures, outstanding to key employees. These shares are restricted units, which will convert into common stock only upon the achievement of compounded growth in the Company's pre-tax diluted earnings per share greater than eight percent over the next five fiscal years. For 1,131,000 of these shares, the vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 15%, 20% and 65% respectively. For 109,950 of these shares, the vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 0%, 40% and 60% respectively. In the current year, management has determined that it is probable that performance targets will be met, and has recognized expense for the fiscal year ended 2005 of $4,942,000.

Effective April 14, 2005, the Company granted an additional 1,057,000 shares of restricted stock to key employees. These shares are restricted units which will convert into common stock only upon the achievement of compounded growth in the Company's pre-tax diluted earnings per share greater than eight percent over the next five fiscal years. The vesting schedule in fiscal years 2006 through 2010 is 0%, 0%, 15%, 20% and 65% respectively. In the current year, the stock is not considered dilutive. The Company will record expense for the restricted stock when management determines it will be probable that the performance targets will be met. At that time the expense will be recorded and treated as variable through the date that the restriction lapses. Additional shares of restricted stock may be granted to newly hired key employees.

As of May 29, 2005 the Company had outstanding 78,925 shares of restricted stock to certain employees. These shares are vesting over time ranging from 1 to 3 years. For the fiscal year ended 2005, 2004, and 2003 the Company had recorded expense of $165,000, $135,000 and $88,000, respectively.

As of May 29, 2005 the Company had granted 21,869 shares of restricted stock to the Board of Directors. These shares are vesting over a five year time frame at 10%, 10%, 10%, 10%, and 60%, respectively. For the fiscal year ended 2005, 2004, and 2003 the Company had recorded expense of $90,000, $22,500, and $7,500 respectively.

NOTE H -- COMMITMENTS AND CONTINGENCIES

The Company leases certain manufacturing facilities and equipment under operating lease agreements expiring at various dates through October 2019. Certain leases provide for renewal options. Total rent expense was $1,264,000, $1,518,000 and $1,238,000 for the years ended May 29, 2005, May 30, 2004 and
May 25, 2003 respectively.

Future minimum rental commitments, excluding renewal options, under the non-cancelable leases covering certain manufacturing facilities and equipment through the term of the leases are as follows:

(Dollars in Thousands)

Fiscal year:

2006          $ 1,844
2007            1,670
2008            1,489
2009            1,508
2010            1,522
Thereafter      7,258
              -------

              $15,291
              =======


In addition to operating lease agreements, the Company also has a maintenance agreement for about $228,000 for a three year period ending December 2006, on its computer system.

At May 29, 2005, the Company's capital equipment commitments were approximately $2,993,000.

The Company is subject to certain claims and lawsuits arising in the normal course of business.

The Company maintains a provision for potential environmental remediation for two divisions (IGC-Advanced Superconductors "IGC-AS" and IGC- APD Cryogenics, Inc. "IGC-APD") that were sold during fiscal 2002. The original provisions of about $1,500,000 and $540,000 for IGC-AS and IGC-APD, respectively were recorded under certain state property transfer laws should a cleanup be required. These provisions which were based upon management's best estimate using the information available at that time did not include a range of loss. As a result of recent developments and environmental site assessments performed during the three months ended August 29, 2004, the Company reduced its current liability related to IGC-AS resulting in an adjustment to the gain on a prior period sale of a division of $1.1 million. If unexpected costs related to the environmental issues are incurred additional provisions will be needed. As of May 29, 2005 and May 30, 2004, the total remaining reserve for environmental remediation relating to the divestitures of IGC-AS and IGC-APD was approximately $545,000 and $1,853,000, respectively.

NOTE I -- SEGMENT AND RELATED INFORMATION

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

SEGMENT DATA
(Dollars in Thousands)

                                            -----------------------------------------
                                                           May 29, 2005
                                            -----------------------------------------
                                             Magnetic
                                            Resonance   Medical    Energy
                                             Imaging    Devices  Technology    Total
                                            ---------  --------  ----------  --------
Net revenues to external customers:
 Magnet systems                             $ 118,589                        $118,589
 Patient Monitors and RF Coils                         $135,332               135,332
 Other                                                           $   10,838    10,838
                                            ---------  --------  ----------  --------

    Total                                     118,589   135,332      10,838   264,759
Segment operating income (loss)                16,233    12,499      (7,167)   21,565
Goodwill                                                169,910               169,910
Total assets                                  126,689   251,806      11,153   389,648
Additions to plant, property and equipment      4,372     3,985       2,023    10,380
Depreciation and amortization expense           8,725     2,230       1,832    12,787

                                            ---------------------------------------
                                                          May 30, 2004
                                            ---------------------------------------
                                             Magnetic
                                            Resonance  Medical    Energy
                                             Imaging   Devices  Technology   Total
                                            ---------  -------  ----------  -------
Net revenues to external customers:
 Magnet systems                             $  95,180                       $95,180
 Patient Monitors and RF Coils                         $38,101               38,101
 Other                                                          $    6,458    6,458
                                            ---------  -------  ----------  -------

    Total                                      95,180   38,101       6,458  139,739
Segment operating income (loss)                19,494    5,182      (6,164)  18,512
Goodwill                                               111,852              111,852
Total assets                                  108,311  149,859       9,779  267,949
Additions to plant, property and equipment      1,981    1,072       2,836    5,889
Depreciation and amortization expense           5,647      632       1,379    7,658


                                            ----------------------------------------
                                                          May 25, 2003
                                            ----------------------------------------
                                             Magnetic
                                            Resonance  Medical    Energy
                                             Imaging   Devices  Technology    Total
                                            ---------  -------  ----------  --------
Net revenues to external customers:
 Magnet systems                             $ 114,173                       $114,173
 Patient Monitors and RF Coils                         $10,908                10,908
 Other                                                          $    1,760     1,760
                                            ---------  -------  ----------  --------

    Total                                     114,173   10,908       1,760   126,841
Segment operating income (loss)                27,679      697      (6,969)   21,407
Goodwill                                                 6,786                 6,786
Total assets                                  147,784   11,174       8,360   167,318
Additions to plant, property and equipment      2,282      314         973     3,569
Depreciation and amortization expense           4,170      390         974     5,534

                                                                          ------------  ------------  ------------

                                                                          May 29, 2005  May 30, 2004  May 25, 2003
                                                                          ------------  ------------  ------------
Reconciliation of income from continuing operations before income taxes:
Total operating income from reportable segments                           $     21,565  $     18,512  $     21,407
Intercompany income in ending inventory                                                           22            28
                                                                          ------------  ------------  ------------

Net operating income                                                            21,565        18,534        21,435
Interest and other income                                                        1,194           790         1,341
Interest and other expense                                                      (3,931)       (1,244)         (482)
Gain on litigation settlement                                                                                  537
Gain (loss) on available-for-sale securities                                                     114        (2,108)
Adjustment to gain on prior period sale of division                              1,094
                                                                          ------------  ------------  ------------

Income from continuing operations before income taxes                     $     19,922  $     18,194  $     20,723
                                                                          ============  ============  ============


During fiscal 2005, 2004, and 2003, the Company had one customer with sales in excess of 10% of the Company's total net sales. Net sales to this customer during the last three fiscal years were as follows:

                                    Fiscal Year Ended
                        ----------------------------------------
(Dollars in Thousands)  May 29, 2005  May 30, 2004  May 25, 2003
                        ------------  ------------  ------------
Customer A              $    136,515  $     99,297  $    116,310
                        ============  ============  ============


Net sales by country, based on the location of the customer, for the last three fiscal years were as follows:

                              Fiscal Year Ended
                        ----------------------------
                         May 29,   May 30,   May 25,
(Dollars in Thousands)    2005      2004      2003
                        --------  --------  --------
United States           $104,248  $ 37,897  $ 10,579
Netherlands              131,010    95,539   111,915
Other countries           29,501     6,303     4,347
                        --------  --------  --------

   Total                $264,759  $139,739  $126,841
                        ========  ========  ========


All significant long-lived assets of the Company are located within the United States.


NOTE J -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Long-term debt: The carrying value of long-term debt was approximately equal to fair value at May 29, 2005 and May 30, 2004 based upon interest rates available to the Company for issuance of similar debt with similar terms and discounted cash flows for remaining maturities.

Note payable: The carrying value of the note payable was approximately equal to fair value at May 29, 2005 due to the resetting dates of the variable interest rates.


NOTE K -- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) The accumulated balances for each classification of accumulated other comprehensive income
(loss) is as follows:

                                                                                        Accumulated
                                Foreign    Available for                     Minimum       Other
                               Currency  Sale Securities,     Derivative     Pension   Comprehensive
                                 Items      Net of Tax     Asset/Liability  Liability  Income (Loss)
                               --------  ----------------  ---------------  ---------  -------------
Balances at May 26, 2002       $         $           (638) $          (268) $          $        (906)
Current period change -- 2003                         638              (37)      (209)           392
                               --------  ----------------  ---------------  ---------  -------------

Balances at May 25, 2003                                              (305)      (209)          (514)
Current period change -- 2004        (8)                               323         65            380
                               --------  ----------------  ---------------  ---------  -------------

Balances at May 30, 2004             (8)                                18       (144)          (134)
Current period change -- 2005       578                                199       (291)           486
                               --------  ----------------  ---------------  ---------  -------------

Balances at May 29, 2005       $    570  $                 $           217  $    (435) $         352
                               ========  ================  ===============  =========  =============


NOTE L- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for fiscal 2005 and 2004 are as follows:

(Dollars in Thousands, Except Per Share Amounts)

                      From Continuing
                        Operations               Earnings Per:
                     ----------------           --------------
                       Net     Gross     Net    Basic  Diluted
                      Sales    Margin   Income  Share   Share
                     -------  -------  -------  -----  -------
2005 Quarter Ended
  August 29, 2004    $51,524  $23,116  $ 5,312  $0.20  $  0.20
  November 28, 2004  $66,175  $31,229  $ 4,134  $0.15  $  0.15
  February 27, 2005  $68,974  $32,439  $24,735  $0.88  $  0.87
  May 29, 2005       $78,086  $33,401  $ 3,365  $0.12  $  0.12

2004 Quarter Ended
  August 24, 2003    $16,459  $ 6,207  $   262  $0.01  $  0.01
  November 23, 2003  $33,312  $13,042  $ 4,410  $0.18  $  0.17
  February 22, 2004  $37,561  $16,277  $ 4,281  $0.17  $  0.17
  May 30, 2004       $52,407  $23,735  $ 5,907  $0.23  $  0.23

NOTE M -- GOODWILL AND OTHER INTANGIBLE ASSETS

The Company follows the provisions of Statement of Financial Accounting Standards No. 142 (FAS No. 142), "Goodwill and Other Intangible Assets". FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. For purposes of applying FAS No. 142, the Company has determined that the reporting units are consistent with the operating segments identified in Note I, Segment and Related Information. Fair values of reporting units and the related implied fair values of their respective goodwill were established using public company analysis and discounted cash flows.

During fiscal 2005, the Company acquired MRI Devices Corporation. In connection with the acquisition, approximately $58,122,000 was recorded as goodwill and $26,800,000 as definitive lived intangible assets that are amortized using the straight line method over their respective useful lives. (See also Footnote B)

The components of other intangibles are as follows:

(Dollars in Thousands)

                                             As of May 29, 2005
                                 ------------------------------------------
                                                                 Weighted
                                 Gross Carrying   Accumulated  Average Life
                                     Amount      Amortization    in Years
                                 --------------  ------------  ------------
Amortized intangible assets
  Production rights              $        8,750  $      8,617           5.5
  Patents                                 3,899         1,198          17.7
  Trade names/trademarks                 11,510           614          25.0
  Product name/trademark                  4,640           416          10.5
  Know-how and core technology           17,940         2,097           9.3
  Product technology and design           4,930           852           6.6
  OEM customer relationships             14,950         1,306          12.0
                                 --------------  ------------
                                 $       66,619  $     15,100          12.5
                                 ==============  ============

Aggregate amortization expense for the fiscal years ended May 29, 2005, May 30, 2004 and May 25, 2003 was $6,382,000, $3,097,000 and $1,793,000, respectively.
During the Company's second fiscal quarter, the Company, through re-branding exercises and market analysis, determined that the acquired MRI Devices trade name will no longer be utilized in future branding. As a result, the Company reduced the net book value of the acquired MRI Devices trade name originally valued at $970,000 to zero resulting in an impairment charge of $913,000.

Estimated Amortization Expense:

For the year ending May 2006     $5,202
For the year ending May 2007     $5,070
For the year ending May 2008     $5,070
For the year ending May 2009     $5,058
For the year ending May 2010     $5,018

All intangibles are amortized on a straight line basis.

The changes in the carrying amount of goodwill between May 25, 2003 and May 29, 2005 are as follows:

  (In thousands)

  Goodwill as of May 25, 2003                                      $ 13,750
   Goodwill acquired on January 27, 2004 with the acquisition
     of Invivo Corporation                                          105,066
                                                                   --------

  Goodwill as of May 30, 2004                                      $118,816
   Goodwill acquired on July 16, 2004 with the acquisition of
     MRI Devices Corporation                                         58,122
   Adjustments to purchase price allocation of Invivo Corporation       (64)
   Goodwill disposed of from sale of IGC-Polycold Systems, Inc.      (6,964)
                                                                   --------

  Goodwill as of May 29, 2005                                      $169,910
                                                                   ========


Management has evaluated goodwill for impairment during the quarter ended November 28, 2004 in accordance with SFAS No. 142 and determined no impairment exists. A determination of impairment is made based upon the estimated discounted future cash flows of the operations associated with the related reporting unit. Management will perform the next annual goodwill impairment test during the quarter ended November 27, 2005 unless an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

NOTE N -- DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective May 28, 2001. SFAS No. 133, as amended by SFAS No.138, "Accounting for Certain Derivative and Certain Hedging Activities", requires that all derivative instruments be recognized on the balance sheet at their fair value and changes in fair value be recognized immediately in earnings, unless the derivatives qualify as hedges in accordance with the Standard. The change in fair value for those derivatives that qualify as hedges is recorded in stockholders' equity as other comprehensive income (loss).

The Company has entered into interest rate swap agreements designated as cash flow hedges to reduce the effect of changes in interest rates on its floating rate long-term debt. On May 29, 2005, the Company had outstanding interest rate swap agreements with a commercial bank, having a current notional principal amount of approximately $4.1 million. Those agreements effectively change the Company's interest rate exposure on its mortgages due in 2005 to a fixed 6.88%. The interest rate swap agreement matures at the time the related notes mature. The fair value of this interest rate swap increased $173,000 to $(52,000) during the year ended May 29, 2005.

On February 5, 2004, the Company entered into an interest rate swap agreement designated as a cash flow hedge with a commercial bank, having a notional principle amount of $20.3 million as of May 29, 2005. This agreement effectively hedges the Company's interest rate exposure on its $25 million term loan due on December 31, 2008 to a fixed rate of 2.95% plus applicable margins. The interest rate swap agreement corresponds with the repayment terms of the term loan and matures on December 31, 2008. The fair value of this interest rate swap increased $143,000 to $396,000 during the year ended May 29, 2005.

The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties.

Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For the fiscal years ended May 29, 2005 and May 30, 2004, the Company recorded net other comprehensive gains of $199,000 and $323,000, respectively net of tax for the two interest rate swap agreements.

                                 2. SCHEDULE II

                       INTERMAGNETICS GENERAL CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in Thousands)

                                                             Additions
                                                   -----------------------------
                                      Balance at    Charged to      Charged to
                                     Beginning of      Costs     Other Accounts-  Deductions-  Balance at End
            DESCRIPTION                 Period     and Expenses      Describe       Describe      of Period
-----------------------------------  ------------  ------------  ---------------  -----------  --------------
Year Ended May 29, 2005
Deducted from asset accounts:
 Allowance for doubtful accounts     $        849  $        567  $           373(7) $   (110)(2)  $     1,549
                                                                                        (130)(5)
 Reserve for inventory obsolescence         2,853         2,136              150(7)   (1,992)(4)        2,801
                                                                                        (346)(5)
Included in liability accounts:
 Product warranty reserve                   3,189         2,666               87(7)    (1,218)(1)       4,073
                                                                                        (651)(5)
Contract adjustment reserve (3)               390                                       (373)(8)           17

Year Ended May 30, 2004
Deducted from asset accounts:
 Allowance for doubtful accounts     $        223  $        310  $           788(6) $   (472)(2)  $       849
 Reserve for inventory obsolescence         1,272         1,622            3,020(6)   (3,061)(4)        2,853
Included in liability accounts:
 Product warranty reserve                   1,466         1,514            1,602(6)   (1,393)(1)        3,189
 Contract adjustment reserve (3)              136           254                                           390
Year Ended May 25, 2003
Deducted from asset accounts:
 Allowance for doubtful accounts     $        293  $        158                   $     (228)(2)  $       223
 Reserve for inventory obsolescence         1,064           930                         (722)(4)        1,272
Included in liability accounts:
 Product warranty reserve                   1,326         1,117                         (977)(1)        1,466
 Contract adjustment reserve (3)               58            78                                           136

(1) Cost of warranty performed.
(2) Write-off uncollectible accounts.
(3) Classified   in  the  Balance  Sheet  with  other  liabilities  and  accrued expenses.
(4) Write-off or sale of obsolete inventory.
(5) Represents reserves released relating to divestiture of Polycold.
(6) Represents reserves acquired from the acquisition of Invivo Corp.
(7) Represents reserves acquired from the acquisition of MRI Devices Corp.
(8) Represents settlement of prior year federal government contracts.

                                  3.  EXHIBITS

                                  3.  EXHIBITS

                                  EXHIBIT INDEX

Exhibit Number  Description
--------------  -------------
4.1             Form of Stock Certificate
10.4            Amended and Restated Agreements first dated April 29, 1999 between Philips
                Medical Systems Nederlands B.V. and Intermagnetics General Corporation for sales of magnet systems
14              Code of Conduct
21              Subsidiaries of Company
23              Consent of Independent Registered Public Accounting Firm
                (PricewaterhouseCoopers LLP)
31.1            Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2            Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32.1            Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002
32.2            Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002
