Form 10-Q
period 2005-08-28
INTERMAGNETICS GENERAL CORP
filed 2005-10-07
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended August 28, 2005
                                                ---------------

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



              _____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __x__ No _____.
Indicate by check mark whether the registrant is an accelerated filer (as defined as Rule 12b-2 of the Exchange Act).
                               Yes __x__ No _____.

As of September 30, 2005, the registrant had 28,218,509 shares of $.10 par value Common Stock outstanding.

                                     INTERMAGNETICS GENERAL CORPORATION

                                                  CONTENTS


PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements:

         Consolidated Balance Sheets - August 28, 2005 and May 29, 2005..................................3

         Consolidated Income Statements - Three Months Ended
           August 28, 2005 and August 29, 2004...........................................................5

         Consolidated Statements of Cash Flows - Three Months Ended
           August 28, 2005 and August 29, 2004...........................................................6

         Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income -
           Three Months Ended August 28, 2005 ...........................................................7

         Notes to Consolidated Financial Statements......................................................8

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................................18

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................27

Item 4:  Controls and Procedures........................................................................27


PART II - OTHER INFORMATION.............................................................................28


SIGNATURES..............................................................................................29

CERTIFICATIONS..........................................................................................30

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

                                                                                     August 28,            May 29,
                                                                                       2005                  2005
                                                                                     ---------            ---------
ASSETS

  Cash and cash equivalents                                                          $   5,014            $   6,970
  Trade accounts receivable, less allowance
    (August 28, 2005 - $1,330; May 29, 2005 - $1,549)                                   64,407               60,682
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                                      790                  718
  Inventories:
    Consigned products                                                                     725                1,158
    Finished products                                                                    8,483                7,349
    Work in process                                                                     16,714               11,261
    Materials and supplies                                                              24,726               20,497
                                                                                     ---------            ---------
                                                                                        50,648               40,265
  Deferred income taxes                                                                  6,042                6,042
  Prepaid expenses and other                                                             7,084                6,961
                                                                                     ---------            ---------
    TOTAL CURRENT ASSETS                                                               133,985              121,638

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                                  2,128                2,128
  Buildings and improvements                                                            19,378               19,410
  Machinery and equipment                                                               47,986               45,186
  Leasehold improvements                                                                 1,014                  935
                                                                                     ---------            ---------
                                                                                        70,506               67,659
  Less accumulated depreciation and amortization                                        26,247               24,685
                                                                                     ---------            ---------
                                                                                        44,259               42,974

INTANGIBLE AND OTHER ASSETS
  Goodwill                                                                             169,910              169,910
  Other intangibles, less accumulated amortization
     (August 28, 2005 - $16,497; May 29, 2005 - $15,100)                                50,148               51,519
  Derivative asset                                                                         479                  396
  Other assets                                                                           3,518                3,211
                                                                                     ---------            ---------

    TOTAL ASSETS                                                                     $ 402,299            $ 389,648
                                                                                     =========            =========

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                                                     August 28,            May 29,
                                                                                       2005                 2005
                                                                                     ---------            ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                                  $  22,611            $  12,404
  Accounts payable                                                                      21,101               22,136
  Salaries, wages and related items                                                     18,481               16,029
  Customer advances and deposits                                                         1,321                1,951
  Product warranty reserve                                                               3,973                4,073
  Accrued income taxes                                                                   2,831                3,305
  Other liabilities and accrued expenses                                                 8,654               10,189
                                                                                     ---------            ---------
    TOTAL CURRENT  LIABILITIES                                                          78,972               70,087

LONG-TERM DEBT, less current portion                                                    18,596               19,885
DEFERRED INCOME TAXES                                                                   19,782               19,618
NOTE PAYABLE                                                                             5,000                5,000
DERIVATIVE LIABILITY                                                                        22                   52

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 80,000,000 shares
    Issued (including shares in treasury):
      August 28, 2005 - 30,174,846 shares;
      May 29, 2005 - 29,970,403 shares                                                   3,018                2,997
  Additional paid-in capital                                                           210,386              208,074
  Notes receivable from employees                                                       (2,542)              (2,542)
  Retained earnings                                                                     87,574               82,490
  Accumulated other comprehensive income (loss)                                            562                  352
                                                                                     ---------            ---------
                                                                                       298,998              291,371
  Less cost of Common Stock in treasury
    August 28, 2005 - 1,963,967 shares;
    May 29, 2005 - 1,872,546 shares                                                    (19,071)             (16,365)
                                                                                     ---------            ---------
                                                                                       279,927              275,006
                                                                                     ---------            ---------


    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 402,299            $ 389,648
                                                                                     =========            =========

See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                                                        Three Months Ended
                                                                                    ---------------------------
                                                                                   August 28,         August 29,
                                                                                     2005               2004
                                                                                    --------           --------
Net revenues                                                                        $ 71,016           $ 51,524

Cost of revenues                                                                      39,870             28,408
                                                                                    --------           --------

Gross margin                                                                          31,146             23,116

Product research and development                                                       7,336              4,959
Selling, general and administrative:
    Stock based compensation                                                           2,076              1,127
    Other selling, general and administrative                                         12,707             10,680
Amortization of intangible assets                                                      1,397              1,384
                                                                                    --------           --------
                                                                                      23,516             18,150

Operating income                                                                       7,630              4,966
Interest and other income                                                                154                201
Interest and other expense                                                              (646)            (1,012)
Gain on litigation settlement                                                            600
Adjustment to gain on prior period sale of division                                                       1,094
                                                                                    --------           --------
Income from continuing operations before income taxes                                  7,738              5,249
Provision for income taxes                                                             2,654              1,822
                                                                                    --------           --------

INCOME FROM CONTINUING OPERATIONS                                                      5,084              3,427

Discontinued operations:
  Income from operations of discontinued subsidiary                                                       2,886
  Provision for income taxes                                                                              1,001
                                                                                    --------           --------

INCOME FROM DISCONTINUED OPERATIONS                                                        -              1,885

                                                                                    --------           --------
NET INCOME                                                                           $ 5,084            $ 5,312
                                                                                    ========           ========

Basic Net Income per Common Share:
  Continuing operations                                                               $ 0.18             $ 0.13
  Discontinued operations                                                                                  0.07
                                                                                    --------           --------
      Basic Net Income per Common Share                                               $ 0.18             $ 0.20
                                                                                    ========           ========

Diluted Net Income per Common Share:
  Continuing operations                                                               $ 0.18             $ 0.13
  Discontinued operations                                                                                  0.07
                                                                                    --------           --------
      Diluted Net Income per Common Share                                             $ 0.18             $ 0.20
                                                                                    ========           ========



See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

                                                                                                Three Months Ended
                                                                                          --------------------------------
                                                                                           August 28,           August 29,
                                                                                             2005                 2004
                                                                                           ----------           ----------
OPERATING ACTIVITIES
Net income                                                                                  $  5,084             $  5,312
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                              3,131                2,988
    Stock based compensation                                                                   2,076                1,127
    Loss on sale and disposal of assets                                                          164
    Amortization of debt issuance costs                                                           75                  163
    Adjustment to prior period gain on sale of division                                                            (1,094)
    Change in operating assets and liabilities net of effects from acquisitions:
       Increase in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                              (3,789)              (4,508)
       Increase in inventories and prepaid expenses and other assets                         (13,442)                (141)
       Increase (decrease) in accounts payable and accrued expenses                           (1,322)               2,097
                                                                                            --------             --------
   NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                        (8,023)               5,944

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                                    (3,183)              (1,693)
Purchase of Invivo, net of cash acquired                                                                              (71)
Purchase of MRID, net of cash acquired                                                                            (38,212)
Cash in lieu of shares                                                                                                (10)
Investment in patent rights                                                                      (26)                (258)
                                                                                            --------             --------
    NET CASH USED IN INVESTING ACTIVITIES                                                     (3,209)             (40,244)

FINANCING ACTIVITIES
Proceeds from sale of Common Stock, including exercise of stock options                          399                  481
Proceeds from employees - Executive Stock Purchase Plan                                                                20
Purchase of Treasury Stock                                                                                         (1,603)
Payment to obtain debt financing                                                                                     (155)
Proceeds from borrowings                                                                      10,000               45,000
Principal payments on note payable and long-term debt                                         (1,082)             (10,764)
                                                                                            --------             --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  9,317               32,979

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          (41)                 278
                                                                                            --------             --------

DECREASE IN CASH AND CASH EQUIVALENTS                                                         (1,956)              (1,043)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               6,970               11,868
                                                                                            --------             --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $  5,014             $ 10,825
                                                                                            ========             ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
Issuance of Common Stock as consideration for purchase of MRID                                                   $ 49,597
                                                                                                                 ========
Issuance of note payable as consideration for purchase of MRID due in 2007                                        $ 5,000
                                                                                                                 ========


See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
Three Months Ended August 28, 2005
(Dollars in Thousands)
(Unaudited)

                                                                                                       Accumulated
                                                                              Additional                  Other
                                                                    Common     Paid-in     Retained   Comprehensive    Treasury
                                                                     Stock     Capital     Earnings   Income (Loss)      Stock
                                                                   ---------- ----------- ----------- --------------- ------------

BALANCES AT May 29, 2005                                              $2,997    $208,074     $82,490           $ 352    $ (16,365)

Comprehensive income:
   Net income                                                                                  5,084
   Unrealized gain on derivatives, net of tax benefit                                                             83
   Unrealized loss on foreign currency translation                                                               (22)
   Minimum pension liability adjustment, net of tax                                                              149

         Total comprehensive income

Issuance of 204,443 shares of Common Stock, related
  to exercises of stock options and stock based compensation              21         378
Accrual for Stock based compensation                                               1,934
Employee shares held by the Company's Deferred Compensation Plan                                                           (2,706)

                                                                   ---------- ----------- ----------- --------------- ------------
BALANCES AT AUGUST 28, 2005                                          $ 3,018   $ 210,386     $87,574           $ 562     $(19,071)
                                                                   ========== =========== =========== =============== ============


                                                                       Notes
                                                                     Receivable     Comprehensive
                                                                   from Employees      Income
                                                                   --------------- ----------------

BALANCES AT May 29, 2005                                                 $ (2,542)

Comprehensive income:
   Net income                                                                                5,084
   Unrealized gain on derivatives, net of tax benefit                                           83
   Unrealized loss on foreign currency translation                                             (22)
   Minimum pension liability adjustment, net of tax                                            149
                                                                                   ----------------
         Total comprehensive income                                                         $5,294
                                                                                   ================
Issuance of 204,443 shares of Common Stock, related
  to exercises of stock options and stock based compensation
Accrual for Stock based compensation
Employee shares held by the Company's Deferred Compensation Plan

                                                                   ---------------
BALANCES AT AUGUST 28, 2005                                              $ (2,542)
                                                                   ===============





See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

         In the opinion of Management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly the Company's financial position at August 28, 2005, and the results of its operations, cash flows and changes in stockholders' equity for the periods presented. The results for the three months ended August 28, 2005, are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements for the year ended May 29, 2005, filed on Form 10-K on August 12, 2005.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

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

         In other instances, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101 as amended by Staff Accounting Bulletin No. 104, on product that is complete and ready to ship for which our customer has requested a delay in delivery. In these cases, all the criteria for revenue recognition have been met including, but not limited to: the customer has a substantial business purpose; there is a fixed delivery date; title and risk of loss has transferred to our customer; the product is complete and ready for shipment; and the product has been segregated and is not available to be used to fill other orders. Upon notification from our customer the product is shipped to the stated destination. As of August 28, 2005 and August 29, 2004, there were no bill and hold sales.

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

         The Company accrues for possible future claims arising under terms of various warranties (one to three years) made in connection with the sale of products. The following table is a reconciliation of the change in the aggregate accrual for product warranty for the three months ended August 28, 2005:

                                                   Three Months       Three Months
                                                      Ended              Ended
(Dollars in thousands)                           August 28, 2005    August 29, 2004
                                                 ---------------    ---------------
Balance at beginning of period                       $ 4,073            $ 3,189
    Reserves acquired from
      acquisition of MRID Corp.                                              87
    Warranty expense                                     252                258
    Cost of warranty performed                          (352)              (389)
                                                     -------            -------

Ending Balance                                       $ 3,973            $ 3,145
                                                     =======            =======

INVENTORIES:

         Inventories are stated at the lower of cost or market value. Cost is determined on a standard cost basis that approximates the first-in, first-out
(FIFO) method. Variances from standard costs are accumulated as they are incurred and are included in the carrying value of inventory to the extent appropriate. Market value is determined based on the net realizable value. Appropriate consideration is given to obsolescence, excessive levels and other factors in evaluating net realizable value. At August 28, 2005 and May 29, 2005 the Company had reserves for excess and obsolete inventory of $2,868,000 and $2,801,000, respectively.

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

PRODUCT RESEARCH AND DEVELOPMENT:

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


(Dollars in Thousands, Except Per Share Amounts)

                                                                                 Three Months Ended
                                                                             ---------------------------
                                                                             August 28,       August 29,
                                                                               2005             2004
                                                                             ----------       ----------
Net income (as reported)                                                      $ 5,084          $ 5,312
  Add recorded non-cash stock compensation, net of tax                          1,364              736
  Less non-cash stock compensation under SFAS No. 123, net of tax              (1,665)          (1,138)
                                                                              -------          -------
Pro forma Net Income                                                          $ 4,783          $ 4,910
Earnings per Common Share (as reported):
   Basic                                                                      $  0.18          $  0.20
                                                                              =======          =======
   Diluted                                                                    $  0.18          $  0.20
                                                                              =======          =======
Earnings per Common Share (pro forma):
   Basic                                                                      $  0.17          $  0.18
                                                                              =======          =======
   Diluted                                                                    $  0.17          $  0.18
                                                                              =======          =======

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

         In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provision of SFAS 154, as applicable, beginning in fiscal 2007.

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

         On December 16, 2004, the FASB issued Statement No. 153, "Exchanges of Non-Monetary Assets", an amendment of APB Opinion No. 29. Statement 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for non-monetary asset exchanges beginning in our second quarter of fiscal 2006. Management does not anticipate it will have a material impact on the Company's financial position and results of operations.

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

Note B - Disposition/Acquisition

         During the third quarter of fiscal year 2005, the Company completed the sale of its wholly-owned subsidiary, IGC-Polycold Systems, Inc. ("Polycold") the sole subsidiary in the Company's Instrumentation segment. The revenues and net operating profit of Polycold, for the three months ended August 29, 2004 are included in discontinued operations as required by SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as follows:

      (In thousands)                                 Three Months Ended
                                                       August 29, 2004
                                                    ----------------------
      Net revenues to external customers                    $ 8,224

      Net operating income                                    2,886

         During the first quarter of fiscal year 2005, the Company completed its purchase of MRI Devices Corporation ("MRID"). The following (unaudited) pro forma consolidated income statement has been prepared in accordance with SFAS No. 141 "Business Combinations" as if the acquisition of MRID occurred at the beginning of fiscal year 2005:

                                                 Three Months Ended
                                                   August 29, 2004
                                               ----------------------

      Net revenues                                    $ 58,005
                                                      ========
      Net income                                      $  6,137
                                                      ========
      Earnings per share:
       Basic                                          $   0.22
                                                      ========
       Diluted                                        $   0.22
                                                      ========

      The above pro forma results do not include revenue synergies. In addition, the pro-forma net income includes $1.9 million of income, net of tax from discontinued operations.

Note C - Long-term Debt

         During the quarter ended August 28, 2005, the Company borrowed $10.0 million from its unsecured revolving credit facility primarily for working capital requirements.

As of August 28, 2005 and May 29, 2005, the Company had the following long-term debt outstanding:

                                                                         As of
                                                               --------------------------
           (In thousands)                                       August 28,         May 29,
           --------------                                          2005             2005
                                                                   ----             ----
           Long-Term Debt:
              Mortgages and notes payable                      $  7,832         $  7,976
              Term loan ($25 million)                            19,375           20,313
              Revolving line of credit ($105 milllion)           14,000            4,000
                                                               --------         --------
              Total long-term debt                               41,207           32,289

              Less current maturities                            22,611           12,404
                                                               --------         --------

              Long-term debt excluding current maturities      $ 18,596         $ 19,885
                                                               ========         ========

      In addition to the long-term debt noted above, during the first quarter of fiscal year 2005, the Company issued a $5.0 million three-year note payable that accrues interest at LIBOR plus 0.5% in conjunction with the acquisition of MRI Devices.

      As of August 28, 2005, the Company had $90.4 million additional borrowing capacity under its unsecured credit facility which is net of $565,000 of standby letters of credit issued to the Company's insurance agent as collateral for potential workers' compensation claims. See also Note H - "Subsequent Event" to the consolidated financial statements.

Note D - Per Share Information

A summary of the shares used in the calculation of net income per Common Share is shown below:

                                                     Three Months Ended
                                                 ------------------------------
                                                  August 28,         August 29,
                                                    2005               2004
                                                 -----------        -----------
Income available to
  Common shareholders                            $     5,084        $     5,312
                                                 ===========        ===========

Weighted average shares                           28,143,685         26,689,907

Dilutive potential Common
  Shares:
     Warrants                                         88,216             69,430
     Stock options and Awards                        429,942            478,240
                                                 -----------        -----------
Adjusted weighted average
  shares                                          28,661,843         27,237,577

Net income per Common Share:
     Basic                                       $      0.18        $      0.20
                                                 ===========        ===========
     Diluted                                     $      0.18        $      0.20
                                                 ===========        ===========

         As of August 28, 2005, the Company had 1,069,800 shares of restricted stock, net of vesting and forfeitures, outstanding to key employees for a performance-based program that ends in fiscal year 2007. These shares are restricted units, which will convert into common stock only upon the achievement of compounded growth in the Company's pre-tax diluted earnings per share greater than eight percent over five fiscal years. For 1,131,000 shares, the vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 15%, 20% and 65% respectively. For 109,950 shares, the vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 0%, 40% and 60% respectively. In the current year, based upon forecasted performance management has determined that it is probable that performance targets will be met, and has recognized expense in the three months ended August 28, 2005 and August 29, 2004, of $1,817,000 and $981,000,
respectively.

         As of August 28, 2005, the Company had an additional 1,137,000 shares of restricted stock outstanding to key employees for a performance-based program that ends in fiscal year 2010. These shares are restricted units which will convert into common stock only upon the achievement of compounded growth in the Company's pre-tax diluted earnings per share greater than eight percent over the next five fiscal years. The vesting schedule in fiscal years 2006 through 2010 is 0%, 0%, 15%, 20% and 65% respectively. In the current year, the stock is not considered dilutive. The Company will record expense for the restricted stock when management determines it will be probable that the performance targets will be met. At that time the expense will be recorded and treated as variable through the date that the restriction lapses. Additional shares of restricted stock may be granted to newly hired key employees.

         As of August 28, 2005 the Company had outstanding 73,825 shares of time-based restricted stock to certain employees. These shares are vesting over time ranging from 1 to 5 years. For the three months ended August 28, 2005 and August 29, 2004, the Company had recorded expense of $97,000 and $29,000, respectively.

         As of August 28, 2005 the Company had outstanding 21,869 shares of restricted stock to the Board of Directors. These shares are vesting over a five year time frame at 10%, 10%, 10%, 10%, and 60%, respectively. For the three months ended August 28, 2005 and August 29, 2004 the Company had recorded expense of $20,000 and $7,500, respectively.

         As of August 28, 2005, the Company had issued 16,350 shares of Common Stock at a fair market value of $25.29 per share as compensation to the Board of Directors. For the three months ended August 28, 2005 and August 29, 2004 the Company had recorded expense of $103,000 and $109,000, respectively.

         As of August 28, 2005, the Company had issued 29,500 shares to fund employee benefit plans for MRID employees with a value of $624,000 being recognized as compensation expense ratably over a contractual four year vesting period. For the three months ended August 28, 2005, the Company had recorded expense of $39,000.

         In addition to the Company stock and award plans, the Company also maintains a deferred compensation plan ("the plan") in which certain management and highly compensated employees are eligible to defer a maximum of 25% of the participant's salary and up to 100% of the participant's bonus. The compensation deferred under this plan is credited with earnings or losses based upon changes in values of the investments elected by the plan participant. Each plan participant is fully vested in all deferred compensation and any earnings credited to their accounts. The deferrals are invested by the Company through a Rabbi trust ("the trust"). The trust invests these deferred amounts based upon elections made by the plan participants into various funds designated by the plan, one of which includes Company common stock. Any Company common stock held by the trust is treated as treasury shares.

         The Company accounts for the plan in accordance with Emerging Issues Task Force (EITF) No. 97-14 whereby the deferred compensation obligation is classified as a liability and adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair value of amounts owed to employees under the plan. The equal and offsetting assets held by the trust are recorded as an other asset with equal and offsetting fluctuations in fair value being charged or credited to other non-operating income. As of August 28, 2005, the liability under the plan and the equal and offsetting fair value of the trust assets amounted to $7,296,000. For the three months ended August 28, 2005, the amount recognized as additional compensation expense and the equal and offsetting credit to other non-operating income was $66,000.

Note E- Segment and Related Information

         The Company operates in three reportable segments: Magnetic Resonance Imaging (MRI), Medical Devices, and Energy Technology. During the third quarter of fiscal year 2005, the Company sold IGC- Polycold Systems, Inc. the sole subsidiary in its Instrumentation segment. In addition, during the first quarter of fiscal year 2005, the MRI segment included OEM sales of Radio Frequency (RF) coils, which are now included in the Medical Devices segment As a result, all prior year data has been restated to reflect these changes.

         The MRI segment consists primarily of the manufacture and sale of low temperature superconducting ("LTS") magnets (by the IGC-Magnet Business Group).

         The Medical Devices segment consists of one collectively managed entity, Invivo Corporation, with a universal brand identity of "Invivo". Invivo's management team concentrates on the collective growth, revenues and profitability of its two divisions; Invivo Patient Care (IPC) and Invivo Diagnostic Imaging (IDI). Invivo Patient Care designs and manufactures patient monitors, primarily for use in MRI suites. IPC also designs and manufactures bedside monitors and central station monitoring systems. Invivo Diagnostic Imaging (formerly IGC-MAI and MRID) designs and manufactures Radio Frequency
(RF) coils, which are used to enhance the image quality of MRI systems. In addition, IDI manufactures visualization and analysis systems which are software based products used in conjunction with RF coils in diagnostic imaging and interventional diagnostic procedures. Invivo sells its products to original equipment manufacturers such as Philips Medical Systems, GE Healthcare, Siemens Medical Solutions, Toshiba Medical Systems and Hitachi Medical Systems. Invivo also distributes its products directly through a global sales network that serves both IDI and IPC. In addition, Invivo sells its products to group purchasing organizations, research hospitals, universities and other luminary sites.

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

         Summarized financial information concerning the Company's reportable segments is shown in the following table:


SEGMENT DATA
(Dollars in Thousands)

                                                               Three Months Ended
                                        ------------------------------------------------------------------
                                                                    August 28, 2005
                                        ------------------------------------------------------------------
                                         Magnetic Resonance      Medical         Energy
                                              Imaging            Devices       Technology       Total
                                        --------------------- -------------- --------------- -------------
Net revenues to external customers:
  Magnet systems                                    $ 28,115                                     $ 28,115
  Patient Monitors and RF Coils                                    $ 39,866                        39,866
  Other                                                                             $ 3,035         3,035
                                        --------------------- -------------- --------------- -------------
          Total                                       28,115         39,866           3,035        71,016

Segment operating income (loss)                        4,728          4,647          (1,745)        7,630

Goodwill                                                            169,910                       169,910

Total assets                                       $ 131,007      $ 258,687        $ 12,605     $ 402,299

                                                               Three Months Ended
                                        ------------------------------------------------------------------
                                                                   August 29, 2004
                                        ------------------------------------------------------------------
                                         Magnetic Resonance      Medical         Energy
                                              Imaging            Devices       Technology       Total
                                        --------------------- -------------- --------------- -------------
Net revenues to external customers:
  Magnet systems                                    $ 24,103                                     $ 24,103
  Patient Monitors and RF Coils                                    $ 25,871                        25,871
  Other                                                                             $ 1,550         1,550
                                        --------------------- -------------- --------------- -------------
          Total                                       24,103         25,871           1,550        51,524

Segment operating income (loss)                        3,061          4,007          (2,102)        4,966

Goodwill                                                            169,062                       169,062

Total assets                                       $ 134,730      $ 234,131        $ 10,099     $ 378,960

         The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:

Dollars in thousands                                                                              Three Months Ended
                                                                                   ---------------------------------------------
                                                                                     August 28, 2005         August 29, 2004
                                                                                   --------------------    ---------------------
Reconciliation of income from continuing operations before income taxes:

Total operating income from reportable segments                                                $ 7,630                  $ 4,966
                                                                                   --------------------    ---------------------
Net operating income                                                                             7,630                    4,966

Interest and other income                                                                          154                      201
Interest and other expense                                                                        (646)                  (1,012)
Gain on litigation settlement                                                                      600
Adjustment to gain on prior period sale of division                                                                       1,094

                                                                                   --------------------    ---------------------
Income from continuing operations before income taxes                                          $ 7,738                  $ 5,249
                                                                                   ====================    =====================

Note F - Goodwill and Other Intangible Assets

         The Company follows the provisions of Statement of Financial Accounting Standards No. 142 (FAS No. 142), "Goodwill and Other Intangible Assets". FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.

The components of other intangibles are as follows:

(Dollars in Thousands)

                                                                        As of August 28, 2005
                                                   ---------------------------------------------------------
                                                                                                Weighted
                                                   Gross Carrying          Accumulated         Average Life
                                                        Amount             Amortization          in Years
                                                       --------            ------------          --------
Amortized intangible assets
       Production rights                               $  8,750              $  8,750                5.5
       Patents                                            3,925                 1,252               17.8
       Trade names/trademarks                            11,510                   729               25.0
       Product name/trademark                             4,640                   523               10.5
       Know-how and core technology                      17,940                 2,587                9.3
       Product technology and design                      4,930                 1,039                6.6
       OEM customer relationships                        14,950                 1,617               12.0
                                                       --------              --------
                                                       $ 66,645              $ 16,497               12.5
                                                       ========              ========

         Aggregate amortization expense from continuing operations for the three months ended August 28, 2005 and August 29, 2004 for continuing operations was $1,397,000 and $1,384,000, respectively. All intangibles are amortized on a straight line basis.

Estimated Amortization Expense:

For the year ending May 2006                           $ 5,196
For the year ending May 2007                           $ 5,063
For the year ending May 2008                           $ 5,063
For the year ending May 2009                           $ 5,051
For the year ending May 2010                           $ 5,016

         There were no changes to recorded goodwill during the three months ended August 28, 2005. Management has evaluated goodwill for impairment during the quarter ended November 28, 2004, in accordance with SFAS No. 142 and determined that no impairment exists. Management will perform the next annual goodwill impairment test during the quarter ended November 27, 2005 unless an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

         The Company has entered into interest rate swap agreements designated as cash flow hedges to reduce the effect of changes in interest rates on its floating rate long-term debt. On August 28, 2005, the Company had outstanding interest rate swap agreements with a commercial bank, having a current notional principal amount of approximately $4 million. Those agreements effectively change the Company's interest rate exposure on its mortgages due in November 2005 to a fixed 6.88%. The interest rate swap agreement matures at the time the related notes mature. The fair value of this interest rate swap increased $30,000 to $(22,000) during the three months ended August 28, 2005.

         On February 5, 2004, the Company entered into an interest rate swap agreement designated as a cash flow hedge with a commercial bank, having a notional principle amount of $19.4 million as of August 28, 2005. This agreement effectively hedges the Company's interest rate exposure on a portion of its long term debt due on December 31, 2008 to a fixed rate of 2.95% plus applicable margins. This interest rate swap agreement matures on December 31, 2008. The fair value of this interest rate swap increased $83,000 to $479,000 during the three months ended August 28, 2005.

         The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties.

         Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For the three months ended August 28, 2005 and August 29, 2004, the Company recorded net other comprehensive gains (losses) of $83,000 and $(89,000), respectively net of tax for the two interest rate swap agreements.

Note H - Subsequent Event

         On September 1, 2005, the Company executed an amended and restated Credit Agreement with its existing group of commercial lenders. The Amended and Restated Credit Agreement effectively increases the Company's unsecured revolving credit facility from $105 million to $200 million and eliminates the amortizing term loan portion of the facility, which had been $25 million. The maturity date of the Agreement has been extended from December 2008 until August 2010. In addition, the Company received more favorable financial covenants including improved debt leverage and interest coverage ratios. In conjunction with this amendment, the Company was required to pay a non-refundable commitment fee and other direct costs to administer the amendment totaling $318,000. These costs were deferred and will be amortized straight-line over the remaining life of the debt.

         In connection with the execution of the Agreement, the Company borrowed $55 million under the amended and restated facility. The proceeds were used principally to retire amounts borrowed under the original credit agreement including the entire $19.4 million balance remaining on the term loan and the $14 million borrowed under the revolving portion of the facility. An additional $4 million will be used to retire the mortgage on its Latham, New York manufacturing facility which matures in November 2005. The balance of the proceeds will be used to meet working capital requirements.

         On September 2, 2005, the Company entered into an interest rate swap agreement with a commercial bank in connection with the $55 million borrowing under its recently amended and restated credit facility. This interest rate swap is designated as a cash flow hedge, having an initial notional principle amount of $35.6 million. This agreement will effectively hedge the Company's interest rate exposure on a portion of its long term debt to a fixed rate of 4.27%. This interest rate swap agreement will mature on September 1, 2010.

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

         Intermagnetics General Corporation ("Intermagnetics", "Company", "we" or "us") makes forward-looking statements in this document. Typically, we identify forward-looking statements with words like "believe," "anticipate," "perceive," "expect," "estimate" and similar expressions. Unless a passage describes a historical event, it should be considered a forward-looking statement. These forward-looking statements are not guarantees of future performance and involve important assumptions, risks, uncertainties and other factors that could cause the Company's actual results for fiscal year 2006 and beyond to differ materially from those expressed in the forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other assumptions, risks, uncertainties and factors disclosed throughout this report and in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 12, 2005.

         Except for our continuing obligations to disclose material information under federal securities laws, we are not obligated to update these forward-looking statements, even though situations may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

OVERVIEW OF SIGNIFICANT EVENTS
------------------------------

         On September 1, 2005 subsequent to our first quarter end, we executed an amended and restated Credit Agreement with our existing group of commercial lenders. The Amended and Restated Credit Agreement effectively increases our unsecured revolving credit facility from $105 million to $200 million and eliminates the amortizing term loan portion of the facility, which had been $25 million. The maturity date of the Agreement has been extended from December 2008 until August 2010. In addition, we received more favorable financial covenants including improved debt leverage and interest coverage ratios. In conjunction with this amendment, we were required to pay a non-refundable commitment fee and other direct costs to administer the amendment totaling $318,000. These costs were deferred and will be amortized straight-line over the remaining life of the debt.

         In connection with the execution of the Agreement, we borrowed $55 million under the amended and restated facility. The proceeds were used principally to retire amounts borrowed under the original credit agreement including the entire $19.4 million balance remaining on the term loan and the $14 million borrowed under the revolving portion of the facility. An additional $4 million will be used to retire the mortgage on its Latham, New York manufacturing facility which matures in November 2005. The balance of the proceeds was used to meet working capital requirements.

         On September 2, 2005, we entered into an interest rate swap agreement with a commercial bank in connection with the $55 million borrowing under our recently amended and restated credit facility. This interest rate swap is designated as a cash flow hedge, having an initial notional principle amount of $35.6 million. This agreement will effectively hedge our interest rate exposure on a portion of our long term debt to a fixed rate of 4.27%. This interest rate swap agreement will mature on September 1, 2010.

         In addition, effective September 1, 2005 the Executive Committee of the Company's Board of Directors authorized the Company to re-purchase up to 2,500,000 shares of the Company's stock. This authorization supersedes the Board's previous re-purchase authorization, which was approved in July of 2002.

           On February 15, 2005, during the third quarter of fiscal year 2005, we completed the sale of our wholly-owned subsidiary, IGC-Polycold Systems, Inc. ("Polycold"), to Helix Technology Corporation ("Helix"). Helix purchased all of the outstanding capital stock of Polycold for about $49.7 million in cash. The decision to sell Polycold was a step in our overall strategic plan to focus financial and managerial resources on the Company's growing and more profitable medical devices business. The operations of Polycold are included in income from discontinued operations for the three months ended August 29, 2004.

           On July 16, 2004, during the first quarter of fiscal year 2005 we completed our purchase of MRI Devices Corporation ("MRID"), a privately held company. MRID is a leading manufacturer of radio frequency (RF) coils and related sub-systems for magnetic resonance imaging (MRI) systems. MRID's results of operations have been included in our consolidated financial statements since the date of acquisition and are included in our discussion on the Results of Operations below. Since the acquisition, we have combined MRID and our pre-existing RF coil subsidiary (IGC-Medical Advances) into one entity: Invivo Diagnostic Imaging, a division of Invivo Corporation. This has resulted in adding incremental value to this acquisition through the physical consolidation of product development and manufacturing facilities in Wisconsin, a unified RF coil management team and the integration of direct sales activities with Invivo Corporation's world-class global sales team.

      SEGMENT STRUCTURE
      -----------------

         We operate in three reportable segments: Magnetic Resonance Imaging
(MRI), Medical Devices, and Energy Technology. During the third quarter of fiscal year 2005, we sold IGC-Polycold Systems, Inc. the sole subsidiary in our Instrumentation segment. In addition, during the first quarter of fiscal year 2005, the MRI segment included OEM sales of Radio Frequency (RF) coils, which are now included in the Medical Devices segment As a result, all prior year data has been restated to reflect these changes.

         The MRI segment consists primarily of the manufacture and sale of low temperature superconducting ("LTS") magnets (by the IGC-Magnet Business Group).

         Our Medical Devices segment consists of one collectively managed entity, Invivo Corporation with a universal brand identity of "Invivo". Invivo's management team concentrates on the collective growth, revenues and profitability of its portfolio of products including RF-coils, vital sign patient monitors, visualization and analysis products and service for these products. RF-coils are application-specific devices that work as a part of the overall MRI system to create images of specific anatomical areas of the body. Examples include breast, head, knee and wrist RF-coils. These products are sold directly to major original equipment manufacturers (OEM's) including Philips Medical Systems ("Philips"), GE Healthcare ("GE"), Siemens Medical Solutions ("Siemens") and Toshiba Medical Systems ("Toshiba"). These products are also sold directly to healthcare providers through Invivo's direct global sales network comprised of direct sales representatives and independent distributors. Vital sign monitoring products are devices used throughout hospital acute care departments, ambulatory surgical outpatient centers, hospital based radiology departments, and free-standing diagnostic imaging centers. These products monitor and display respiratory and cardiac vital signs such as temperature, heart rate and blood pressure. Invivo offers both MRI-compatible monitors for use in the MRI imaging suite and bedside monitors with central viewing systems at central nurse stations. Visualization and analysis systems are software based products used in conjunction with RF coils in diagnostic imaging and interventional diagnostic procedures. Invivo provides service through company operated repair centers. An integral part of Invivo's sales and marketing strategy is a corporate and national account program. Invivo enters into supply agreements with Group Purchasing Organizations (GPO) to sell products to the GPO member hospitals or healthcare facilities.

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

         In other instances, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101 as amended by Staff Accounting Bulletin No. 104, on product that is complete and ready to ship for which our customer has requested a delay in delivery. In these cases, all the criteria for revenue recognition have been met including, but not limited to: the customer has a substantial business purpose; there is a fixed delivery date; title and risk of loss has transferred to our customer; the product is complete and ready for shipment; and the product has been segregated and is not available to be used to fill other orders. Upon notification from our customer the product is shipped to the stated destination. As of August 28, 2005 and August 29, 2004, there were no bill and hold sales.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------

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

INVENTORY RESERVES
------------------

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

RESERVE FOR ENVIRONMENTAL REMEDIATION
-------------------------------------

         The Company maintains a provision for potential environmental remediation for businesses disposed of during fiscal 2002. These provisions are based upon management's best estimate under the given circumstances and available information. Our provision did not include any range of loss. Therefore, we are unable to identify or estimate any additional loss that is reasonably possible. The Company believes these provisions are adequate. If unexpected costs related to the environmental issues are incurred additional provisions will be needed. As of August 28, 2005 the total remaining reserve for environmental remediation relating to the divestitures of IGC-AS and IGC-APD was approximately $545,000.

RESULTS OF OPERATIONS
---------------------

         Consolidated revenues increased about $19.5 million or nearly 38%, to $71.0 million, for the three months ended August 28, 2005, from continuing operations revenues of $51.5 million for the same period last year. This increase was the result of improved revenues from all of our segments partially due to the inclusion of MRI Devices, now Invivo Diagnostic Imaging or "IDI", for a full quarter versus only six weeks of revenue included during the first quarter of fiscal year 2005.

         MRI SEGMENT REVENUES
         --------------------

         MRI segment revenues during the three month period ended August 28, 2005, increased $4.0 million or nearly 17% to $28.1 million compared to $24.1 million during the same period last year. This increase is a combination of increased magnet shipments and improved product mix partially offset by the reduced contractual selling prices on the 1.5T magnets.

         MEDICAL DEVICES REVENUES
         ------------------------

         Our Medical Devices segment revenues of $39.9 million increased nearly $14.0 million or 54.1% over the same period ended last year. Invivo provided about $19.0 million from OEM RF coil and patient monitor revenues, an increase of about $9.9 million due to a full quarter of RF coil sales from the MRID acquisition combined with an increase in overall OEM demand for RF coils. Invivo provided about $20.9 million of revenues from direct sales of patient monitors and RF coils, an increase of $4.1 million over the same period last year. This increase is driven by Invivo's global direct sales force having access to sell MRID's RF-coils for full quarter.

         ENERGY TECHNOLOGY SEGMENT REVENUES
         ----------------------------------

         Revenues of the Energy Technology segment increased $1.5 million or 95.8% to $3.0 million for the three months ended August 28, 2005, over the corresponding period last year. The increase over prior year period resulted from a net increase in government and third-party billable revenue on HTS device programs.

         GROSS MARGIN
         ------------

         Consolidated gross margin for the three months ended August 28, 2005, increased $8 million to $31.1 million or 43.9% of net revenues compared to $23.1 million or 44.9% of net revenues last year. The MRI segment increased about $1.7 million which corresponds to the increase in revenues, as well as the continued benefits of this segment's cost savings efforts, partially offset by reduced selling prices on the 1.5T magnets. Increased sales in our Medical Devices segment contributed $6.2 million of the increase in consolidated gross margin which grew to $20.2 million. Inclusion of MRID for a full quarter and an over all increase in the demand for RF-coils was primarily responsible for this segment's gross margin growth. As a percent of revenues, gross margin from our Medical Devices segment declined 3.3% from the same period last year to 50.8% primarily due to increases in lower margin OEM sales. Gross margins in our Energy Technology segment were consistent with the same period last year.

         PRODUCT RESEARCH AND DEVELOPMENT
         --------------------------------

         Product research and development increased nearly $2.4 million or 47.9% to $7.3 million for the three months ended August 28, 2005. About $2.9 million of this increase is primarily due to the development of the next generation RF coils and patient monitors as well as new products in our Medical Devices segment. This increase was partially offset by a net decrease in spending on various HTS projects in our Energy Technology segment.


         SELLING, GENERAL AND ADMINISTRATIVE
         -----------------------------------

         For the three months ended August 28, 2005, selling general and administrative expenses, including stock based compensation, increased $2.9 million to $14.8 million from $11.8 million for continuing operations of the same period last year. This increase is partially due to increased selling and marketing expenses in our Medical Device segment of about $1.8 million resulting from the increase in revenues combined with a full quarter contribution from MRID. In addition, performance based stock compensation increased about $950,000 over the same period last year. This expense is calculated on forecasted performance. Finally, $66,000 of additional compensation was recognized resulting from the appreciation on the Company's tax deferred compensation plan. An equal and offsetting gain was recognized in interest income having no impact on net income.

         AMORTIZATION OF INTANGIBLE ASSETS
         ---------------------------------

         Amortization expense for both the three months ended August 28, 2005 and August 29, 2004 was $1.4 million. During June 2005, the first month of our first quarter, the amortization of the production rights at our Magnet Business Group was completed. Offsetting this decrease is a full quarter of amortization from the amortizable intangible assets resulting from our acquisition of MRID on July 16, 2004.

         OPERATING INCOME
         ----------------

         For the three month period of fiscal year 2006, operating income increased $2.7 million to $7.7 million. This increase is primarily due to improved revenues and margins as well as the full quarter inclusion of operations from our acquisition of MRID in July of 2004. These increases were partially offset by increases in product research and development spending combined with increases in selling and marketing costs and the increase in stock based compensation.

         INTEREST AND OTHER
         ------------------

         Interest and other income of $154,000 for the three months ended August 28, 2005, decreased about $50,000 from the corresponding period last year. This decrease is primarily driven by our lower cash balances during the current quarter. In addition, about $40,000 of grant income was recognized by IDI in the prior year, partially offset by a $66,000 increase in earnings from the Company's income tax deferred compensation plan. An equal and offsetting compensation charge was recorded as an operating expense in accordance with Emerging Issues Task Force (EITF) No. 97-14.

         During the three months ended August 28, 2005, the Company received $600,000 resulting from a favorable patent litigation settlement.

         Interest and other expense of $646,000 for the three months ended August 28, 2005, decreased $366,000 from the corresponding three month period last year. This decrease is primarily driven by lower average borrowings outstanding under our credit facility combined with favorable pricing.

         During the first quarter of last year, $1.1 million of other income was recognized resulting from a reduction in the provision for potential environmental remediation relating to a business disposed of during fiscal 2002.

         Our effective tax rate of 34.3% for the three months ended August 28, 2005, decreased slightly from 34.7% for the three month period ended last year. The decrease in our rate is primarily due to benefits from New York State Empire Development Zone credits and the Qualified Production Activity deductions of the American Jobs Creation Act which became effective during the first quarter of this year. We continue to review effective tax strategies to minimize our effective tax rate.

DISCONTINUED OPERATIONS
-----------------------

         As a result of the sale of our wholly owned subsidiary, IGC-Polycold Systems, Inc., effective February 15, 2005, and in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", we have classified the income from operations for the three months ended August 29, 2004 as discontinued operations. Polycold's revenues and net operating profit included in discontinued operations is as follows:

(In thousands)                                   Three Months Ended
                                                   August 29, 2004
                                               ----------------------
Net revenues to external customers                          $ 8,224

Net operating income                                          2,886


LIQUIDITY AND CAPITAL COMMITMENTS
---------------------------------

         OPERATING ACTIVITIES
         --------------------

         For the three months ended August 28, 2005, we used about $8.0 million in cash from operating activities compared to $5.9 million provided in the same period last year. The decrease in cash from operating activities is primarily due to increases in inventory and accounts receivable combined with decreases in accounts payable and accrued expenses offset by an increase in earnings adjusted for non-cash items.

         INVESTING ACTIVITIES
         --------------------

         For the three months ended August 28, 2005, investing activities consisted primarily of $3.2 million for purchases of property and equipment. The $40.2 million of cash used during the three months ended August 29, 2004, is primarily due to the $38.2 million of cash used to acquire MRID, purchases of property and equipment of $1.7 million and $339,000 for other investing activity requirements.

         FINANCING ACTIVITIES
         --------------------

         Financing activities for the three months ended August 28, 2005, provided about $9.3 million primarily from proceeds received from our revolving credit facility of $10.0 million, partially offset by $1.2 million of scheduled payments on our long term debt. In addition, proceeds of $400,000 were received from exercises of stock options. During the same quarter last year, cash provided from financing activities of about $33 million consisted of the $45 million received from borrowings used to partially finance the acquisition of MRID partially offset by $10.8 million of principal payments on long term debt. Additional financing activities during the quarter consisted of $481,000 from the exercise of stock options, partially offset by the $1.6 million of treasury stock purchases.

         See the consolidated statement of cash flows, located elsewhere in this report for further details on sources and uses of cash.

         CAPITAL COMMITMENTS
         -------------------

         Our capital and resource commitments as of August 28, 2005, consisted of capital equipment commitments of approximately $2.1 million. These commitments consisted of machinery, equipment and tooling used to improve the production process and in research and development. Additionally, some of the capital commitment is for computers and computer equipment to improve engineering efficiency and to update other supporting functions. Individually, none of these commitments are considered significant.

         ADEQUATE RESOURCES
         ------------------

         We believe we have adequate resources to meet our needs for the short-term from our existing cash balances, our expected cash generation in the current fiscal year, and our available unsecured revolving credit facility. In order to subsidize longer-term substantial increases in sales volume, large research and development or capital expenditure requirements, or increases in production capacity we may need to raise additional funds. We would expect to be able to do so through additional lines of credit, public offerings or private placements. However, in the event funds were not available from these sources, or on acceptable terms, we would expect to manage our growth within the acceptable financing available including internally generated cash.

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

THE COMPANY IS SUBJECT TO RISK OF NEW LAWS RELATED TO HEALTH CARE.

         The Company's customer base includes original equipment manufacturers of medical diagnostic equipment, imaging centers, hospitals and other healthcare providers. Changes in the law or new interpretations of existing laws may have a significant effect on the Company's costs of doing business and the amount of reimbursement the Company and its customers receive from both government and third-party payers. In addition, economic forces, regulatory influences and political initiatives are subjecting the health care industry to fundamental changes. Federal, state and local government representatives are likely to continue to review and assess alternative health care delivery systems and payment methods. The Company expects ongoing public debate on these issues. Any of these efforts or reforms could have a material adverse affect on the Company's business and results of operations.

A SIGNIFICANT PORTION OF OUR REVENUE CURRENTLY COMES FROM A SMALL NUMBER OF CUSTOMERS, AND ANY DECREASE IN REVENUE FROM THESE CUSTOMERS COULD HARM OUR OPERATING RESULTS.

         We depend on a small number of customers for a large portion of our business, and changes in our customers' orders may have a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results. Although we have broadened our customer base over the past fiscal year, we will continue to depend on sales to a relatively small number of major customers. Because it often takes significant time to replace lost business, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce significant orders in the future. In addition, we generate significant accounts receivable in connection with the products we sell to our major customers. Although our major customers are large corporations, if one or more of our customers were to become insolvent or otherwise be unable to pay for our products, our operating results and financial condition could be adversely affected.

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

         The financial instruments of the Company that are interest rate dependent are mortgages payable and an unsecured $130 million credit facility consisting of a $105 million revolving line of credit and an amortizing $25 million term loan. (Effective September 1, subsequent to our quarter end, we executed an amended and restated credit agreement. See Footnote H to our consolidated financial statements.) The Company manages interest rates through various methods within existing contracts. On its mortgage payable, the Company negotiated an "interest rate swap" agreement that, in effect, fixes the rate at 6.88%. With respect to its unsecured credit facility the Company may elect to apply interest rates to borrowings under (x) the higher of Wachovia's prime commercial lending rate or the federal funds rate plus applicable margins or (y) the applicable London Interbank Offered Rate ("LIBOR") plus applicable margins, whichever is more favorable. In addition, the Company entered into an "interest rate swap" agreement that in effect, fixes the rate on its $25 million term loan at 2.95% plus applicable margins. See also Note G to the Company's consolidated financial statements.

         The Company's objective in managing its exposure to changes in interest rates is to limit the impact of changing rates on earnings and cash flow and to lower its borrowing costs. With regards to invested cash the Company invests only in high quality, low risk securities backed by the full faith of the United States Government. The maximum duration of these securities are an average weighted duration of 90 days or less.

           Additionally, the Company makes certain estimates about inventory value, collectibility of accounts receivable, warranty expense and market acceptance of new product under development. We use factors such as probability of use, ability of a customer to pay, historical experience of product repair and customer need and or acceptance of new products in making the associated estimates. These estimates are believed to be reasonable and based on information available at the time the estimate is made.


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

PART II:  OTHER INFORMATION


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


                                             INTERMAGNETICS GENERAL CORPORATION


Dated:  October 7, 2005                      By:   /s/Glenn H. Epstein
                                                   -----------------------------
                                                   Glenn H. Epstein
                                                   Chairman and Chief Executive
                                                   Officer


Dated:  October 7, 2005                      By:   /s/Michael K. Burke
                                                   -----------------------------
                                                   Michael K. Burke
                                                   Executive Vice President and
                                                   Chief Financial Officer