Form 10-Q
period 2005-11-27
INTERMAGNETICS GENERAL CORP
filed 2006-01-06
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended November 27, 2005

                                       or

[   ]     Transition report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from ______ to ________

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



________________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

As of December 27, 2005, the registrant had 28,159,579 shares of $.10 par value Common Stock outstanding.

                                     INTERMAGNETICS GENERAL CORPORATION

                                                  CONTENTS


PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements:

         Consolidated Balance Sheets - November 27, 2005 and May 29, 2005................................3

         Consolidated Income Statements - Three and Six Months Ended
           November 27, 2005 and November 28, 2004.......................................................5

         Consolidated Statements of Cash Flows - Six Months Ended
           November 27, 2005 and November 28, 2004.......................................................6

         Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income -
           Six Months Ended November 27, 2005 ...........................................................7

         Notes to Consolidated Financial Statements......................................................8

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................................21

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................31

Item 4:  Controls and Procedures........................................................................31


PART II - OTHER INFORMATION.............................................................................32


SIGNATURES..............................................................................................33

CERTIFICATIONS..........................................................................................34

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                              November 27,              May 29,
                                                                  2005                   2005
                                                              ------------             --------
ASSETS

  Cash and cash equivalents                                   $     10,054             $  6,970
  Trade accounts receivable, less allowance
    (November 27, 2005 - $1,516; May 29, 2005 - $1,549)             66,328               60,682
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                1,823                  718
  Inventories:
    Consigned products                                               1,256                1,158
    Finished products                                                8,375                7,349
    Work in process                                                 16,422               11,261
    Materials and supplies                                          30,713               20,497
                                                              ------------             --------
                                                                    56,766               40,265
  Deferred income taxes                                              6,042                6,042
  Prepaid expenses and other                                         3,121                2,623
                                                              ------------             --------
    TOTAL CURRENT ASSETS                                           144,134              117,300

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                              2,128                2,128
  Buildings and improvements                                        19,378               19,410
  Machinery and equipment                                           50,735               45,186
  Leasehold improvements                                             1,022                  935
                                                              ------------             --------
                                                                    73,263               67,659
  Less accumulated depreciation and amortization                    28,077               24,685
                                                              ------------             --------
                                                                    45,186               42,974

INTANGIBLE AND OTHER ASSETS
  Goodwill                                                         169,910              169,910
  Other intangibles, less accumulated amortization
     (November 27, 2005 - $17,764; May 29, 2005 - $15,100)          48,912               51,519
  Derivative asset                                                   1,478                  396
  Deferred compensation investments                                  5,281                4,338
  Other assets                                                       3,666                3,211
                                                              ------------             --------

    TOTAL ASSETS                                              $    418,567             $389,648
                                                              ============             ========

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                              November 27,          May 29,
                                                                  2005               2005
                                                              ------------         --------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                           $        212         $ 12,404
  Accounts payable                                                  15,309           22,136
  Salaries, wages and related items                                  9,618           11,691
  Customer advances and deposits                                     1,162            1,951
  Product warranty reserve                                           3,445            4,073
  Accrued income taxes                                               1,360            3,305
  Other liabilities and accrued expenses                             7,763           10,189
                                                              ------------         --------
    TOTAL CURRENT  LIABILITIES                                      38,869           65,749

LONG-TERM DEBT, less current portion                                58,559           19,885
DEFERRED INCOME TAXES                                               20,135           19,618
NOTE PAYABLE                                                         5,000            5,000
DERIVATIVE LIABILITY                                                                     52
DEFERRED COMPENSATION OBLIGATION                                     8,047            4,338

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 80,000,000 shares
    Issued (including shares in treasury):
      November 27, 2005 - 30,217,051 shares;
      May 29, 2005 - 29,970,403 shares                               3,022            2,997
  Additional paid-in capital                                       214,055          208,074
  Notes receivable from employees                                   (2,152)          (2,542)
  Retained earnings                                                 94,412           82,490
  Accumulated other comprehensive income                             1,172              352
                                                              ------------         --------
                                                                   310,509          291,371
  Less cost of Common Stock in treasury
    November 27, 2005 - 2,071,440 shares;
    May 29, 2005 - 1,872,546 shares                                (22,552)         (16,365)
                                                              ------------         --------
                                                                   287,957          275,006
                                                              ------------         --------


    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $    418,567         $389,648
                                                              ============         ========



See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                                    Three Months Ended                    Six Months Ended
                                                            -----------------------------------  -----------------------------------
                                                               November 27,      November 28,       November 27,      November 28,
                                                                  2005              2004               2005              2004
                                                            ----------------- -----------------  ----------------- -----------------
Net revenues                                                $         78,112  $         66,175   $        149,128  $        117,699

Cost of revenues                                                      42,952            34,946             82,822            63,354
                                                            ----------------- -----------------  ----------------- -----------------

Gross margin                                                          35,160            31,229             66,306            54,345

Product research and development                                       7,635             6,188             14,971            11,147
Selling, general and administrative:
    Stock based compensation                                           3,153             1,566              5,229             2,693
    Accelerated stock based compensation                                                 1,875                                1,875
    Other selling, general and administrative                         13,433            14,807             26,140            25,487
Amortization of intangible assets                                      1,267             1,673              2,664             3,057
Impairment of intangible assets                                                            913                                  913
                                                            ----------------- -----------------  ----------------- -----------------
                                                                      25,488            27,022             49,004            45,172

Operating income                                                       9,672             4,207             17,302             9,173
Interest and other income                                              1,033               211              1,187               412
Interest and other expense                                              (945)           (1,117)            (1,591)           (2,129)
Gain on litigation settlement                                                                                 600
Adjustment to gain on prior period sale of division                      648                                  648             1,094
                                                            ----------------- -----------------  ----------------- -----------------
Income from continuing operations before income taxes                 10,408             3,301             18,146             8,550
Provision for income taxes                                             3,570               934              6,224             2,756
                                                            ----------------- -----------------  ----------------- -----------------

INCOME FROM CONTINUING OPERATIONS                                      6,838             2,367             11,922             5,794

Discontinued operations:
  Income from operations of discontinued subsidiary                                      2,708                                5,594
  Provision for income taxes                                                               941                                1,942
                                                            ----------------- -----------------  ----------------- -----------------

  INCOME FROM DISCONTINUED OPERATIONS                                      -             1,767                  -             3,652

                                                            ----------------- -----------------  ----------------- -----------------
NET INCOME                                                  $          6,838  $          4,134   $         11,922  $          9,446
                                                            ================= =================  ================= =================

Basic Net Income per Common Share:
  Continuing operations                                     $           0.24  $           0.09   $           0.42  $           0.22
  Discontinued operations                                                                 0.06                                 0.13
                                                            ----------------- -----------------  ----------------- -----------------
      Basic Net Income per Common Share                     $           0.24  $           0.15   $           0.42  $           0.35
                                                            ================= =================  ================= =================

Diluted Net Income per Common Share:
  Continuing operations                                     $           0.24  $           0.09   $           0.42  $           0.21
  Discontinued operations                                                                 0.06                                 0.13
                                                            ----------------- -----------------  ----------------- -----------------
      Diluted Net Income per Common Share                   $           0.24  $           0.15   $           0.42  $           0.34
                                                            ================= =================  ================= =================


See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

                                                                                        Six Months Ended
                                                                              -----------------------------------
                                                                                November 27,       November 28,
                                                                                   2005               2004
                                                                              ----------------   ----------------
OPERATING ACTIVITIES
Net income                                                                    $        11,922    $         9,446
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                       6,384              6,398
    Stock based compensation                                                            5,229              2,693
    Loss on sale and disposal of assets                                                   318                370
    MRID profit sharing contribution                                                                       1,875
    Impairment of intangible asset                                                                           913
    Amortization of debt issuance costs                                                   142                149
    Adjustment to gain on prior period sale of division                                  (648)            (1,094)
    Change in operating assets and liabilities net of effects from acquisitions:
       Increase in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                       (6,771)           (12,979)
       Increase in inventories and prepaid expenses and other assets                  (17,620)            (2,750)
       Increase (decrease) in accounts payable and accrued expenses                   (14,040)             5,695
                                                                              ----------------   ----------------
   NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                (15,084)            10,716

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                             (6,280)            (4,399)
Proceeds from sale of equipment                                                            30
Purchase of Invivo, net of cash acquired                                                                     (99)
Purchase of MRID, net of cash acquired                                                                   (38,317)
Cash in lieu of shares                                                                                       (10)
Investment in patent and production rights                                                (57)              (536)
                                                                              ----------------   ----------------
    NET CASH USED IN INVESTING ACTIVITIES                                              (6,307)           (43,361)

FINANCING ACTIVITIES
Proceeds from sale of Common Stock, including exercise of stock options                 1,062                850
Proceeds from employees - Executive Stock Purchase Plan                                   390                240
Purchase of Treasury Stock                                                             (3,422)            (1,603)
Payment to obtain debt financing                                                                            (155)
Proceeds from long term borrowings                                                     65,000             45,000
Principal payments on note payable and long-term debt                                 (38,518)           (21,140)
                                                                              ----------------   ----------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                          24,512             23,192

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   (37)               341
                                                                              ----------------   ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        3,084             (9,112)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        6,970             11,868
                                                                              ----------------   ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $        10,054    $         2,756
                                                                              ================   ================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Issuance of Common Stock as consideration for purchase of MRID                                   $        49,597
                                                                                                 ================
Issuance of note payable as consideration for purchase of MRID due in 2007                       $         5,000
                                                                                                 ================

See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Six Months Ended November 27, 2005
(Dollars in Thousands)
(Unaudited)

                                                                                           Accumulated
                                                                     Additional               Other                     Notes
                                                            Common    Paid-in   Retained   Comprehensive Treasury    Receivable
                                                            Stock     Capital   Earnings   Income (Loss)   Stock    from Employees
                                                           --------- ---------- ---------  ------------- ---------- --------------
BALANCES AT MAY 29, 2005                                    $ 2,997  $ 208,074  $ 82,490          $ 352  $ (16,365)      $ (2,542)

Comprehensive income:
   Net income                                                                     11,922
   Unrealized gain on derivatives, net of tax benefit                                               743
   Unrealized loss on foreign currency translation                                                  (72)
   Minimum pension liability adjustment, net of tax                                                 149

         Total comprehensive income

Issuance of 246,648 shares of Common Stock, related
  to exercises of stock options and stock based compensation     25      1,037
Accrual for Stock based compensation                                     4,944
Treasury stock upon exercise of stock options                                                                  (83)
Treasury stock purchase                                                                                     (3,338)
Employee shares held by the Company's Deferred Compensation Plan                                            (2,766)
Repayments of note receivable                                                                                                 390

                                                           --------- ---------- ---------  ------------- ---------- --------------
BALANCES AT NOVEMBER 27, 2005                               $ 3,022  $ 214,055  $ 94,412        $ 1,172  $ (22,552)      $ (2,152)
                                                           ========= ========== =========  ============= ========== ==============




                                                          Comprehensive
                                                             Income
                                                          --------------
BALANCES AT MAY 29, 2005

Comprehensive income:
   Net income                                                    11,922
   Unrealized gain on derivatives, net of tax benefit               743
   Unrealized loss on foreign currency translation                  (72)
   Minimum pension liability adjustment, net of tax                 149
                                                          --------------
         Total comprehensive income                             $12,742
                                                          ==============
Issuance of 246,648 shares of Common Stock, related
  to exercises of stock options and stock based compensation
Accrual for Stock based compensation
Treasury stock upon exercise of stock options
Treasury stock purchase
Employee shares held by the Company's Deferred Compensation Plan
Repayments of note receivable


BALANCES AT NOVEMBER 27, 2005




See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

         In the opinion of Management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly the Company's financial position at November 27, 2005, and the results of its operations, cash flows and changes in stockholders' equity for the periods presented. The results for the three and six months ended November 27, 2005, are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements for the year ended May 29, 2005, filed on Form 10-K on August 12, 2005.

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

         In other instances, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101 as amended by Staff Accounting Bulletin No. 104, on product that is complete and ready to ship for which our customer has requested a delay in delivery. In these cases, all the criteria for revenue recognition have been met including, but not limited to: the customer has a substantial business purpose; there is a fixed delivery date; title and risk of loss has transferred to our customer; the product is complete and ready for shipment; and the product has been segregated and is not available to be used to fill other orders. Upon notification from our customer the product is shipped to the stated destination. As of November 27, 2005 and November 28, 2004, there were no bill and hold sales.

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

         The Company accrues for possible future claims arising under terms of various warranties (one to three years) made in connection with the sale of products. The reduction in warranty expense for the three and six months ended November 27, 2005, is primarily due to a current period change in estimate as a result of new information available during the quarter. The following table is a reconciliation of the change in the aggregate accrual for product warranty for the three months ended November 27, 2005:

                                        Three Months           Three Months            Six Months            Six Months
                                            Ended                 Ended                  Ended                  Ended
(Dollars in thousands)                 November 27, 2005     November 28, 2004      November 27, 2005      November 28, 2004
                                    ----------------------  -------------------   ---------------------  --------------------
Balance at beginning of period                    $ 3,973              $ 3,145                 $ 4,073               $ 3,189
 Reserves acquired from
  acquisition of MRID Corp.                                                                                               87
 Warranty expense                                    (253)                 347                      (1)                  605
 Cost of warranty performed                          (275)                (313)                   (627)                 (702)
                                    ----------------------  -------------------   ---------------------  --------------------

Ending Balance                                    $ 3,445              $ 3,179                 $ 3,445               $ 3,179
                                    ======================  ===================   =====================  ====================

INVENTORIES:

         Inventories are stated at the lower of cost or market value. Cost is determined on a standard cost basis that approximates the first-in, first-out
(FIFO) method. Variances from standard costs are accumulated as they are incurred and are included in the carrying value of inventory to the extent appropriate. Market value is determined based on the net realizable value. Appropriate consideration is given to obsolescence, excessive levels and other factors in evaluating net realizable value. At November 27, 2005 and May 29, 2005 the Company had reserves for excess and obsolete inventory of $3,109,000 and $2,801,000, respectively.

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

(Dollars in Thousands, Except Per Share Amounts)

                                                                       Three Months Ended               Six Months Ended
                                                                  -----------------------------    -----------------------------
                                                                  November 27,     November 28,    November 27,     November 28,
                                                                      2005            2004             2005            2004
                                                                  ------------     ------------    ------------     ------------
Net income (as reported)                                          $      6,838     $      4,134    $     11,922     $      9,446
  Add recorded non-cash stock compensation, net of tax                   2,072            2,247           3,436            2,983
  Less non-cash stock compensation under SFAS No 123, net of tax        (2,269)          (2,537)         (3,934)          (3,675)
                                                                  ------------     ------------    ------------     ------------
Pro forma Net Income                                              $      6,641     $      3,844    $     11,424     $      8,754
Earnings per Common Share (as reported):
   Basic                                                          $       0.24     $       0.15    $       0.42     $       0.35
                                                                  ============     ============    ============     ============
   Diluted                                                        $       0.24     $       0.15    $       0.42     $       0.34
                                                                  ============     ============    ============     ============
Earnings per Common Share (pro forma):
   Basic                                                          $       0.24     $       0.14    $       0.41     $       0.32
                                                                  ============     ============    ============     ============
   Diluted                                                        $       0.23     $       0.14    $       0.40     $       0.32
                                                                  ============     ============    ============     ============

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

         In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory costs - An Amendment of ARB No. 43 Chapter 4" ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS No. 151 will have a material impact on the Company's financial position and results of operations.

Note B - Disposition/Acquisition

         During the third quarter of fiscal year 2005, the Company completed the sale of its wholly-owned subsidiary, IGC-Polycold Systems, Inc. ("Polycold") the sole subsidiary in the Company's Instrumentation segment. The revenues and net operating profit of Polycold, for the three and six months ended November 28, 2004 are included in discontinued operations as required by SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as follows:

(In thousands)                                  Three Months Ended        Six Months Ended
                                                 November 28, 2004          November 28, 2004
                                              ------------------------    ----------------------
Net revenues to external customers                            $ 8,981                  $ 17,205

Net operating income                                            2,711                     5,597

         During the first quarter of fiscal year 2005, the Company completed its purchase of MRI Devices Corporation ("MRID"). The following (unaudited) pro forma consolidated income statement has been prepared in accordance with SFAS No. 141 "Business Combinations" as if the acquisition of MRID occurred at the beginning of fiscal year 2005:

                                                  Six Months Ended
                                                    November 28,
                                                        2004
                                                  ----------------

Net revenues                                      $        124,180
                                                  ================
Net income                                        $         10,271
                                                  ================
Earnings per share:
  Basic                                           $           0.37
                                                  ================
  Diluted                                         $           0.36
                                                  ================

      In the above pro forma consolidated income statement, net income for the six months ended November 28, 2004 includes about $2.7 million of non-recurring charges net of tax which primarily consists of $1.2 million for a stock contribution made to a profit sharing plan for original MRID employees prior to change of control; about $600,000 for an impairment charge on the acquired MRID trade name; and about $900,000 for other acquisition related charges. In addition, the pro-forma net income includes $3.6 million of income, net of tax from discontinued operations. The above pro forma results do not include revenue synergies.

Note C - Long-term Debt

         On September 1, 2005, the Company executed an amended and restated Credit Agreement with its existing group of commercial lenders. The Amended and Restated Credit Agreement effectively increases the Company's unsecured revolving credit facility from $105 million to $200 million and eliminates the amortizing term loan portion of the facility, which had been $25 million. The maturity date of the Agreement has been extended from December 2008 until September 2010. In addition, the Company received more favorable financial covenants including improved debt leverage and interest coverage ratios. In conjunction with this amendment, the Company was required to pay a non-refundable commitment fee and other direct costs to administer the amendment totaling $318,000. These costs were deferred and will be amortized straight-line over the remaining life of the debt.

         In connection with the execution of the Agreement, the Company borrowed $55 million under the amended and restated facility. The proceeds were used principally to retire amounts borrowed under the original credit agreement including the entire $19.4 million balance remaining on the term loan and the $14 million borrowed under the revolving portion of the facility. An additional $4 million was used to retire the mortgage on its Latham, New York manufacturing facility which matured in November 2005. The balance of the proceeds will be used to meet working capital requirements and other corporate expenses.

         On November 16, 2005, the Company made the final payment of $3,943,000 on its mortgage payable related to the Latham, NY facility. The interest rate swap agreement that effectively hedged the variable rate of this mortgage also expired on November 16, 2005.

As of November 27, 2005 and May 29, 2005, the Company had the following long-term debt outstanding:

                                                                                                      As of
                                                                                         ---------------------------
(In thousands)                                                                           November 27,        May 29,
--------------                                                                               2005             2005
                                                                                         ---------------------------
Long-Term Debt:
     Mortgage and notes payable                                                          $      3,771        $ 7,976
     Term loan (Retired the $19.4 million outstanding effective September 1, 2005)                  -         20,313
     Revolving line of credit ($200 milllion effective September 1, 2005)                      55,000          4,000
                                                                                         ------------        -------
     Total long-term debt                                                                      58,771         32,289

     Less current maturities                                                                      212         12,404
                                                                                         ------------        -------

     Long-term debt excluding current maturities                                         $     58,559        $19,885
                                                                                         ============        =======

      In addition to the long-term debt noted above, during the first quarter of fiscal year 2005, the Company issued a $5.0 million three-year note payable that accrues interest at LIBOR plus 0.5% in conjunction with the acquisition of MRI Devices.

      As of November 27, 2005, the Company had $144.4 million additional borrowing capacity under its unsecured revolving credit facility which is net of $640,000 of standby letters of credit issued to the Company's insurance agent as collateral for potential workers' compensation claims.

Note D - Per Share Information

A summary of the shares used in the calculation of net income per Common Share is shown below:

(Dollars in Thousands, Except Per Share Amounts)

                                     Three Months Ended          Six Months Ended
                                  -------------------------  -------------------------
                                  November 27, November 28,  November 27, November 28,
                                     2005         2004          2005          2004
                                  ------------ ------------  -----------  ------------
Income available to
  Common shareholders             $      6,838 $      4,134  $    11,922  $      9,446
                                  ============ ============  ===========  ============

Weighted average shares             28,169,367   27,979,535   28,156,526    27,334,721

Dilutive potential Common
  Shares:
     Warrants                           90,774       77,912       89,519        73,919
     Restricted Stock                    4,672        2,165        3,220           677
     Stock options and Awards          394,214      418,901      387,634       391,868
                                  ------------ ------------  -----------  ------------
Adjusted weighted average
  shares                            28,659,027   28,478,513   28,636,899    27,801,185

Net income per Common Share:
     Basic                        $       0.24 $       0.15  $      0.42  $       0.35
                                  ============ ============  ===========  ============
     Diluted                      $       0.24 $       0.15  $      0.42  $       0.34
                                  ============ ============  ===========  ============

         As of November 27, 2005, the Company had 1,035,550 shares of restricted stock, net of vesting and forfeitures, outstanding to key employees for a performance-based plan that ends in fiscal year 2007. These shares are restricted units, which will convert into common stock only upon the achievement of compounded growth in the Company's pre-tax diluted earnings per share greater than eight percent over five fiscal years. For 895,350 outstanding shares, the vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 15%, 20% and 65% respectively. For 104,700 outstanding shares, the vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 0%, 40% and 60% respectively. For 35,500 shares, the vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 0%, 0% and 100% respectively. In the current year, based upon forecasted performance management has determined that it is probable that performance targets will be met. For the three months ended November 27, 2005 and November 28, 2004, and the corresponding six months ended, the Company recognized expense of $2,693,000, $1,421,000 and $4,509,000 and $2,402,000, respectively.

         As of November 27, 2005, the Company has an additional 1,134,000 shares of restricted stock outstanding to key employees for a performance-based plan that ends in fiscal year 2010. These shares are restricted units which will convert into common stock only upon the achievement of compounded growth in the Company's pre-tax diluted earnings per share greater than eight percent over the next five fiscal years. The vesting schedule in fiscal years 2006 through 2010 is 0%, 0%, 15%, 20% and 65% respectively. In the current year, the stock is not considered dilutive. The Company will record expense for the restricted stock when management determines it will be probable that the performance targets will be met. At that time the expense will be recorded and treated as variable through the date that the restriction lapses. Additional shares of restricted stock may be granted to newly hired key employees.

         As of November 27, 2005 the Company had outstanding 76,075 time-based shares of restricted stock to certain employees. These shares are vesting over time ranging from 1 to 5 years. For the three months ended November 27, 2005 and November 28, 2004, and the corresponding six months ended, the Company had recorded expense of $298,000, $28,000 and $395,000 and $58,000, respectively.

         As of November 27, 2005 the Company had outstanding 19,515 shares of restricted stock to the Board of Directors. These shares are vesting over a five year time frame at 10%, 10%, 10%, 10%, and 60%, respectively. For the three months ended November 27, 2005 and November 28, 2004 and the corresponding six months ended, the Company had recorded expense of $20,000, $8,000 and $40,000 and $15,000, respectively.

         As of November 27, 2005, the Company had issued 16,350 shares of Common Stock at a fair market value of $25.29 per share as compensation to the Board of Directors. For the three months ended November 27, 2005 and November 28, 2004 and the corresponding six months ended, the Company had recorded expense of $103,000, $109,000 and $207,000 and $218,000, respectively.

         As of November 27, 2005, the Company had issued 29,500 shares to fund employee benefit plans for MRID employees with a value of $624,000 being recognized as compensation expense ratably over a contractual four year vesting period. For the three months and six months ended November 27, 2005, the Company had recorded expense of $39,000 and $78,000.

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

         The Company accounts for the plan in accordance with Emerging Issues Task Force (EITF) No. 97-14 whereby the deferred compensation obligation is classified as a liability and adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair value of amounts owed to employees under the plan. The equal and offsetting assets held by the trust are recorded as an other asset with equal and offsetting fluctuations in fair value being charged or credited to other non-operating income. As of November 27, 2005, the liability under the plan and the equal and offsetting fair value of the trust assets amounted to $8,665,000. For the three months and six months ended November 27, 2005, the amount recognized as additional compensation expense and the equal and offsetting credit to other non-operating income was $813,000 and $879,000, respectively.

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

         Summarized financial information concerning the Company's reportable segments is shown in the following table:

SEGMENT DATA
(Dollars in Thousands)

                                                                  Three Months Ended
                                           ------------------------------------------------------------------
                                                                     November 27, 2005
                                           ------------------------------------------------------------------
                                            Magnetic Resonance     Medical          Energy
                                                Imaging            Devices        Technology        Total
                                           -------------------  --------------  ---------------  ------------
Net revenues to external customers:
  Magnet systems                                     $ 34,549                                       $ 34,549
  Patient Monitors and RF Coils                                      $ 40,727                         40,727
  Other                                                                                $ 2,836         2,836
                                           -------------------  --------------  ---------------  ------------
          Total                                        34,549          40,727            2,836        78,112

Segment operating income (loss)                         6,001           5,146           (1,475)        9,672

Goodwill                                                              169,910                        169,910

Total assets                                        $ 137,119        $269,706          $11,742      $418,567


                                                                 Three Months Ended
                                           ------------------------------------------------------------------
                                                                     November 28, 2004
                                           ------------------------------------------------------------------
                                            Magnetic Resonance     Medical          Energy
                                                Imaging            Devices        Technology        Total
                                           -------------------  --------------  ---------------  ------------
Net revenues to external customers:
  Magnet systems                                     $ 29,506                                       $ 29,506
  Patient Monitors and RF Coils                                      $ 33,644                         33,644
  Other                                                                                $ 3,025         3,025
                                           -------------------  --------------  ---------------  ------------
          Total                                        29,506          33,644            3,025        66,175

Segment operating income (loss)                         1,317           4,635           (1,745)        4,207

Goodwill                                                              169,626                        169,626

Total assets                                         $126,371        $243,019          $11,602      $380,992

                                                                       Six Months Ended
                                           ------------------------------------------------------------------
                                                                       November 27, 2005
                                           ------------------------------------------------------------------
                                            Magnetic Resonance     Medical          Energy
                                                Imaging            Devices        Technology        Total
                                           -------------------  --------------  ---------------  ------------
Net revenues to external customers:
  Magnet systems                                     $ 62,664                                       $ 62,664
  Patient Monitors and RF Coils                                      $ 80,593                         80,593
  Other                                                                                $ 5,871         5,871
                                           -------------------  --------------  ---------------  ------------
          Total                                        62,664          80,593            5,871       149,128

Segment operating income (loss)                        10,728           9,794           (3,220)       17,302

Goodwill                                                              169,910                        169,910

Total assets                                        $ 137,119        $269,706          $11,742      $418,567

                                                                       Six Months Ended
                                           ------------------------------------------------------------------
                                                                       November 28, 2004
                                           ------------------------------------------------------------------
                                            Magnetic Resonance     Medical          Energy
                                                Imaging            Devices        Technology        Total
                                           -------------------  --------------  ---------------  ------------
Net revenues to external customers:
  Magnet systems                                     $ 53,609                                       $ 53,609
  Patient Monitors and RF Coils                                      $ 59,515                         59,515
  Other                                                                                $ 4,575         4,575
                                           -------------------  --------------  ---------------  ------------
          Total                                        53,609          59,515            4,575       117,699

Segment operating income (loss)                         4,378           8,642           (3,847)        9,173

Goodwill                                                              169,626                        169,626

Total assets                                         $126,371        $243,019          $11,602      $380,992

         The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:

                                                                                  Three Months Ended
                                                                        --------------------------------------
                                                                        November 27, 2005    November 28, 2004
                                                                        -----------------    -----------------
Reconciliation of income from continuing operations before income taxes:

Total operating income from reportable segments                         $           9,672    $           4,207

Interest and other income                                                           1,033                  211
Interest and other expense                                                           (945)              (1,117)
Adjustment to gain on prior period sale of division                                   648
                                                                        -----------------    -----------------
Income from continuing operations before income taxes                   $          10,408    $           3,301
                                                                        =================    =================

                                                                                    Six Months Ended
                                                                        --------------------------------------
                                                                        November 27, 2005    November 28, 2004
                                                                        -----------------    -----------------
Reconciliation of income from continuing operations before income taxes:

Total operating income from reportable segments                         $          17,302    $           9,173

Interest and other income                                                           1,187                  412
Interest and other expense                                                         (1,591)              (2,129)
Gain on litigation settlement                                                         600
Adjustment to gain on prior period sale of division                                   648                1,094
                                                                        -----------------    -----------------
Income from continuing operations before income taxes                   $          18,146    $           8,550
                                                                        =================    =================

Note F - Goodwill and Other Intangible Assets

         The Company follows the provisions of Statement of Financial Accounting Standards No. 142 (FAS No. 142), "Goodwill and Other Intangible Assets". FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.

The components of other intangibles are as follows:

(Dollars in Thousands)
                                     As of November 27, 2005
                                  --------------------------------------------
                                                                    Weighted
                                  Gross Carrying    Accumulated   Average Life
                                      Amount       Amortization     in Years
                                  --------------  --------------  ------------
Amortized intangible assets
     Production rights            $        8,750  $        8,750           5.5
     Patents                               3,956           1,308          17.9
     Trade names/trademarks               11,510             844          25.0
     Product name/trademark                4,640             629          10.5
     Know-how and core technology         17,940           3,077           9.3
     Product technology and design         4,930           1,227           6.6
     OEM customer relationships           14,950           1,929          12.0
                                  --------------  --------------
                                  $       66,676  $       17,764          12.5
                                  ==============  ==============

         Aggregate amortization expense from continuing operations for the three and six months ended November 27, 2005 and November 28, 2004 was $1,267,000; $2,664,000 and $1,673,000; $3,057,000, respectively. All intangibles are amortized on a straight line basis.

Estimated Amortization Expense:


For the year ending May 2006               $  5,197
For the year ending May 2007               $  5,064
For the year ending May 2008               $  5,064
For the year ending May 2009               $  5,053
For the year ending May 2010               $  5,017

         There were no changes to recorded goodwill during the three months ended November 27, 2005. Management has evaluated goodwill for impairment during the quarter ended November 27, 2005, in accordance with SFAS No. 142 and determined that no impairment exists. Management will perform the next annual goodwill impairment test during the quarter ended November 26, 2006 unless an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Note G - Derivative Instruments and Hedging Activities

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective May 28, 2001. SFAS No. 133, as amended by SFAS No.138, "Accounting for Certain Derivative and Certain Hedging Activities", requires that all derivative instruments be recognized on the balance sheet at their fair value and changes in fair value be recognized immediately in earnings, unless the derivatives qualify as hedges in accordance with the Standard. The change in fair value for those derivatives that qualify as hedges is recorded in stockholders' equity as other comprehensive income (loss).

         On November 16, 2005, the interest rate swap agreement having a notional amount of about $3.9 million matured in connection with the final payment on our mortgage payable related to our Latham, NY facility. The fair value of this interest rate swap increased $52,000 during the six months ended November 27, 2005 to a fair value of $0 at maturity.

         On September 2, 2005, the Company entered into an interest rate swap agreement with a commercial bank in connection with the $55 million borrowing under its recently amended and restated credit facility. This interest rate swap is designated as a cash flow hedge, having a notional principle amount as of November 27, 2005 of $36.6 million. This agreement will effectively hedge the Company's interest rate exposure on a portion of its long term debt to a fixed rate of 4.27%. This interest rate swap agreement will mature on September 1, 2010. The fair value of this interest rate swap was $971,000 as of November 27, 2005.

         On February 5, 2004, the Company entered into an interest rate swap agreement designated as a cash flow hedge with a commercial bank, having a notional principle amount of $18.4 million as of November 27, 2005. This agreement effectively hedges the Company's interest rate exposure on a portion of its long term debt due on December 31, 2008 to a fixed rate of 2.95% plus applicable margins. This interest rate swap agreement matures on December 31, 2008. The fair value of this interest rate swap increased $111,000 to $507,000 during the six months ended November 27, 2005.

         The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties.

         Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For the six months ended November 27, 2005 the Company recorded a net other comprehensive gain of $743,000, net of tax, for the interest rate swap agreements.

Note H - Environmental Remediation/Patent Indemnity

         The Company maintains a provision for potential environmental remediation for two divisions (IGC-Advanced Superconductors "IGC-AS" and IGC-APD Cryogenics, Inc. "IGC-APD") that were sold during fiscal 2002. The original provisions were recorded under certain state property transfer laws should a cleanup be required. These provisions which were based upon management's best estimate using the information available at that time did not include a range of loss. In addition, the Company maintains a reserve for a patent indemnity that we provided to Sumitomo Heavy Industries (SHI) in connection with the commercialization of a certain product.

         During the three months ended November 27, 2005, the permitting process was completed at the APD facility with no penalties assessed. As a result, the Company reduced the environmental remediation liability associated with the sale IGC-APD by $451,000 to zero. In addition the Company reassessed its exposure on its patent indemnity to SHI. As a result, the Company reduced its reserve by $197,000 to $250,000. The combination of the accrual reductions resulted in an adjustment to the gain on a prior period sale of a division of $648,000.

         If unexpected costs related to the environmental issues or patent indemnity are incurred additional provisions will be needed. As of November 27, 2005, the total remaining reserve for environmental remediation relating to the divestiture of IGC-AS and the patent indemnity relating to the divesture of IGC-APD was approximately $94,000 and $250,000, respectively.

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

OVERVIEW OF SIGNIFICANT EVENTS
------------------------------

         On September 1, 2005, we executed an amended and restated Credit Agreement with our existing group of commercial lenders. The Amended and Restated Credit Agreement effectively increases our unsecured revolving credit facility from $105 million to $200 million and eliminates the amortizing term loan portion of the facility, which had been $25 million. The maturity date of the Agreement has been extended from December 2008 until September 2010. In addition, we received more favorable financial covenants including improved debt leverage and interest coverage ratios. In conjunction with this amendment, we were required to pay a non-refundable commitment fee and other direct costs to administer the amendment totaling $318,000. These costs were deferred and will be amortized straight-line over the remaining life of the debt.

         In connection with the execution of the Agreement, we borrowed $55 million under the amended and restated facility. The proceeds were used principally to retire amounts borrowed under the original credit agreement including the entire $19.4 million balance remaining on the term loan and the $14 million borrowed under the revolving portion of the facility. An additional $4 million was used to retire the mortgage on its Latham, New York manufacturing facility which matured in November 2005. The balance of the proceeds will be used to meet working capital requirements and other corporate expenses.

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

         In addition, effective September 1, 2005 the Executive Committee of the Company's Board of Directors authorized the Company to re-purchase up to 2,500,000 shares of the Company's stock. This authorization supersedes the Board's previous re-purchase authorization, which was approved in July of 2002. During the quarter ended November 27, 2005, we repurchased 117,700 shares with an average price of $28.29.

           On February 15, 2005, during the third quarter of fiscal year 2005, we completed the sale of our wholly-owned subsidiary, IGC-Polycold Systems, Inc. ("Polycold"), to Helix Technology Corporation ("Helix"). Helix purchased all of the outstanding capital stock of Polycold for about $49.7 million in cash. The decision to sell Polycold was a step in our overall strategic plan to focus financial and managerial resources on the Company's growing and more profitable medical devices business. The operations of Polycold are included in income from discontinued operations for the three and six months ended November 28, 2004.

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

      SEGMENT STRUCTURE
      -----------------

         We operate in three reportable segments: Magnetic Resonance Imaging
(MRI), Medical Devices, and Energy Technology. During the third quarter of fiscal year 2005, we sold IGC-Polycold Systems, Inc., the sole subsidiary in our Instrumentation segment. In addition, during the first quarter of fiscal year 2005, the MRI segment included OEM sales of Radio Frequency (RF) coils, which are now included in the Medical Devices segment. As a result, all prior year data has been restated to reflect these changes.

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

         In other instances, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101 as amended by Staff Accounting Bulletin No. 104, on product that is complete and ready to ship for which our customer has requested a delay in delivery. In these cases, all the criteria for revenue recognition have been met including, but not limited to: the customer has a substantial business purpose; there is a fixed delivery date; title and risk of loss has transferred to our customer; the product is complete and ready for shipment; and the product has been segregated and is not available to be used to fill other orders. Upon notification from our customer the product is shipped to the stated destination. As of November 27, 2005 and November 28, 2004, there were no bill and hold sales.

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

RESERVE FOR ENVIRONMENTAL REMEDIATION
-------------------------------------

         The Company maintains a provision for potential environmental remediation for businesses disposed of during fiscal 2002. (See also Note H in the notes to the consolidated financial statements included herein.) These provisions are based upon management's best estimate under the given circumstances and available information. Our provision did not include any range of loss. Therefore, we are unable to identify or estimate any additional loss that is reasonably possible. The Company believes these provisions are adequate. If unexpected costs related to the environmental issues are incurred additional provisions will be needed. As of November 27, 2005 the total remaining reserve for environmental remediation relating to the divestitures of IGC-AS and IGC-APD was approximately $94,000.

RESULTS OF OPERATIONS
---------------------

         Consolidated revenues increased about $11.9 million or nearly 18%, to $78.1 million, for the three months ended November 27, 2005, from continuing operations revenues of $66.2 million for the same period last year. This increase is primarily due to improved sales volume at our manufacturing segments.
         For the six months ended November 27, 2005, consolidated revenues increased $31.4 million or nearly 27% to $149.1 million from continuing operations revenues of $117.7 million for the same period last year. This increase was the result of improved revenues from all of our segments partially due to the inclusion of MRI Devices, now Invivo Diagnostic Imaging or "IDI", for the entire six month period versus only four and a half months of revenue included during the first half of fiscal year 2005.

         MRI SEGMENT REVENUES
         --------------------

         MRI segment revenues during the three month period ended November 27, 2005 increased $5.0 million or 17.1% to $34.5 million compared to $29.5 million during the same period last year. For the six months ended November 27, 2005, MRI segment revenues increased nearly $9.1 million or 16.9% to $62.7 million from $53.6 million during the same period last year. The increase in revenues for both the quarter and six month period is a combination of increased magnet shipments and improved product mix partially offset by the reduced contractual selling prices on the 1.5T magnets.

         MEDICAL DEVICES REVENUES
         ------------------------
         Our Medical Devices segment revenues of $40.7 million for the three months ended November 27, 2005 increased nearly $7.1 million or 21.1% over the same quarter last year. Nearly $6.0 million of this increase is related to improved direct sales of patient monitors and RF coils as a result of our successful integration of the direct sales force. OEM sales were up slightly.

         For the six months ended November 27, 2005, revenues for the Medical Devices segment of $80.6 million increased nearly $21.1 million or 35.4% over the same six month period last year. Invivo provided about $36.1 million from OEM RF coil and patient monitor revenues, an increase of about $11.2 million due to an increase in overall OEM demand for RF coils and patient monitors. Invivo provided about $44.4 million of revenues from direct sales of patient monitors and RF coils, an increase of $9.9 million over the same period last year. This increase is partially due to Invivo's global direct sales force having access to sell MRID RF-coils for six months in the current year versus only four and half months in fiscal year 2005.

         ENERGY TECHNOLOGY SEGMENT REVENUES
         ----------------------------------
         For the three months ended November 27, 2005, Energy Technology revenues decreased $189,000 or 6.2% to $2.8 million. This decrease is primarily due to reduced efforts on our fault current limiter project nearly offset by increases in government and third-party billings on the cable and HTS materials programs.

         Revenues for the six months ended November 27, 2005 increased $1.3 million or 28.3% to $5.9 million, over the corresponding period last year. The increase over prior year period resulted from a net increase in government and third-party billable revenue on the cable and HTS materials programs.

         GROSS MARGIN
         ------------
         Consolidated gross margin for the three months ended November 27, 2005, increased $3.9 million to $35.2 million or 45% of net revenues compared to $31.2 million or 47.2% of net revenues last year. The MRI segment increased about $1.3 million but decreased 1.7% as a percent of revenues. The decrease in gross margin as a percent of revenues is primarily due to the scheduled price decreases in 1.5T magnet sales combined with an increase in lower margin high field open (HFO) magnet sales. The HFO magnet, in its early stage commercialization has not yet benefited from production efficiencies or higher volumes on fixed costs. Medical Devices gross margin increased $3.1 million to $22.0 million or 54.1% of revenues from nearly $19.0 million or 56.3% of revenues for the same quarter last year. The increase in absolute dollars and decrease as a percentage of revenues is primarily driven by a sales mix more heavily weighted to lower margin, higher volume OEM sales in the current year. Energy Technology gross margin decreased $552,000 to nearly $600,000 from the same quarter last year. The decrease is due to a decrease in "in-kind" contribution (pure margin) from a project partner on our cable program. This contribution qualified as a non-reciprocal, non-monetary transfer of assets to SuperPower.

         For the six months ended November 27, 2005, consolidated gross margin of $66.3 million or 44.5% of net revenues increased nearly $12.0 million from $54.3 million or 46.2% of net revenues from continuing operations. MRI segment gross margins increased $3.0 million but decreased 0.6% as a percent of revenues. The increase in absolute dollars corresponds to the increase in revenues. The decrease as a percent of sales is due to scheduled price decreases in 1.5T magnet sales combined with an increase in lower margin high field open
(HFO) magnet sales. The HFO magnet, in its early stage commercialization has not yet benefited from production efficiencies or higher volumes on fixed costs. Medical Devices gross margin increased $9.3 million to nearly $42.3 million or 52.5% of revenues from nearly $32.9 million or 55.4% of revenues for the same period last year. The increase is again driven by sales mix between OEM and direct sales and price competition in patient monitors. In addition the gross margin contribution from MRID was only four and a half months during fiscal year 2005. Energy Technology gross margin decreased $589,000 to nearly $1.2 million from the same period last year. The decrease is due to a decrease in "in-kind" contribution (pure margin) from a project partner on our cable program.

         PRODUCT RESEARCH AND DEVELOPMENT
         --------------------------------

         Product research and development for the three months ended November 27, 2005, increased $1.4 million or 23.4% to $7.6 million from the same quarter last year. This increase is driven by the development of next generation RF coils and patient monitors as well as other new products in our Medical Devices segment amounting to about $2.5 million. This increase was partially offset by a net decrease in spending on various HTS projects in our Energy Technology segment.

         For the six months ended November 27, 2005, product research and development of nearly $15.0 million increased $3.8 million from the same period last year. This increase is primarily due to $5.4 million of increased spending on the development of the next generation RF coils and patient monitors as well as new products in our Medical Devices segment. This increase was partially offset by a $1.4 million net decrease in spending on various HTS projects in our Energy Technology segment. Research and development spending in our MRI segment decreased $161,000 or about 8% from the same period last year.

         SELLING, GENERAL AND ADMINISTRATIVE
         -----------------------------------

         For the three months ended November 27, 2005, selling, general and administrative expenses, including stock based compensation, decreased nearly $1.7 million to $16.6 million from $18.2 million for continuing operations of the same period last year. The decrease is primarily due to the $3.5 million of integration related charges incurred in the prior year due to the acquisition of MRID and the integration into our Medical Devices segment. These charges included a $1.9 million charge for a stock contribution made to a profit sharing plan for original MRID employees prior to change of control and about $1.6 million of other integration related charges. There were no similar charges in fiscal year 2006. Partially offsetting this decrease was an increase in performance based stock compensation of about $1.6 million combined with $813,000 of additional compensation recognized from the appreciation on the Company's tax deferred compensation plan. An equal and offsetting gain was recognized in interest income having no impact on net income.

         Selling, general and administrative expenses including stock based compensation of $31.4 million for the six months ended November 27, 2005, increased about $1.3 million or 4.4% over the same period last year. This increase is primarily due to an increase in performance based stock compensation of about $2.5 million over the same period last year. This expense is calculated on forecasted performance. In addition, $879,000 of additional compensation was recognized from the appreciation on the Company's tax deferred compensation plan. An equal and offsetting gain was recognized in interest income having no impact on net income. Finally, increased selling and marketing expenses in our Medical Device segment of about $1.8 million resulting from the increase in revenues combined with a full six month contribution from MRID. Partially offsetting these increases were the $3.8 million of integration related charges incurred in the prior year due to the acquisition of MRID and the integration into our Medical Devices segment. These charges included a $1.9 million charge for a stock contribution made to a profit sharing plan for original MRID employees prior to change of control and about $1.9 million of other integration related charges. There were no similar charges in fiscal year 2006.

         AMORTIZATION OF INTANGIBLE ASSETS
         ---------------------------------

         Amortization expense of $1.3 million for the three months ended November 27, 2005 decreased $406,000 from the same period last year. The decrease is primarily due to a full quarter of amortization on the production rights at our Magnet Business Group in the second quarter of last year. Amortization on these production rights was completed in June of 2005.

         For the six months ended, amortization expense of $2.7 million decreased $393,000 from the same period last year. During June 2005, the first month of fiscal year 2006, the amortization of the production rights at our Magnet Business Group was completed. Partially offsetting this decrease is a full quarter of amortization from the amortizable intangible assets resulting from our acquisition of MRID on July 16, 2004.

         IMPAIRMENT OF INTANGIBLE ASSETS
         -------------------------------

         During our second fiscal quarter of last year, management, through re-branding exercises and market analysis, determined that the acquired MRI Devices trade name with an acquired value of $970,000 will no longer be utilized. As a result, the company reduced the net book value of the acquired MRI Devices trade name to zero resulting in an impairment charge of $913,000.

         OPERATING INCOME
         ----------------

         During the three and six months ended November 27, 2005 operating income increased $5.5 million to $9.7 million and $8.1 million to $17.3 million over the same periods last year, respectively. These increases are due to improved revenues and margins as well as the non-recurring acquisition, integration and impairment charges incurred in the prior year. In addition, the six month period last year only included four and half months of operations from our acquisition of MRID. These increases were partially offset by increases in product research and development spending combined with increases in selling and marketing costs and the increase in stock based compensation.

         INTEREST AND OTHER
         ------------------

         Interest and other income increased $822,000 and $775,000 for the three and six months ended November 27, 2005, respectively. This increase is primarily driven by the increase in earnings from the Company's income tax deferred compensation plan of $813,000 and $879,000 for the three and six months ended November 27, 2005, respectively. An equal and offsetting compensation charge was recorded as an operating expense in accordance with Emerging Issues Task Force
(EITF) No. 97-14. Lower invested cash balances during the current six month period and about $40,000 of grant income recognized by IDI in the prior year partially offset the increased interest income for the six months ended November 27, 2005.

         During the six months ended November 27, 2005, the Company received $600,000 resulting from a favorable patent litigation settlement.

         Interest and other expense of $945,000 and $1.6 million for the three and six months ended November 27, 2005, respectively decreased $172,000 and $538,000 from the corresponding three and six month periods last year. This decrease is largely driven by lower average borrowings outstanding under our credit facility combined with favorable pricing.

         During the three months ended November 27, 2005, $648,000 of other income was recognized from a $451,000 reduction in the provision for potential environmental remediation and $197,000 from a reduction in the provision for patent indemnity relating to the sale of IGC- APD Cryogenics, Inc. ("IGC-APD") during fiscal year 2002. (See also Footnote H in the Notes to the Consolidated Financial Statements included herein).

         During the first quarter of last year, $1.1 million of other income was recognized resulting from a reduction in the provision for potential environmental remediation relating to the sale of IGC-Advanced Superconductors ("IGC-AS") during fiscal year 2002.

         Our effective tax rate of 34.3% for the three and six months ended November 27, 2005, increased from 28.3% and 32.3% from continuing operations for the same three and six month periods last year. The increase in our rate is primarily due to a reversal of a $210,000 tax accrual during the second quarter of last year based on a change by management upon review of certain tax planning strategies. Partially offsetting this increase are the benefits from New York State Empire Development Zone credits and the Qualified Production Activity deductions of the American Jobs Creation Act which became effective during the first quarter of this year. We continue to review optimal tax strategies to minimize our effective tax rate.

DISCONTINUED OPERATIONS
-----------------------

         As a result of the sale of our wholly owned subsidiary, IGC-Polycold Systems, Inc., effective February 15, 2005, and in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", we have classified the income from operations for the three and six months ended November 28, 2004 as discontinued operations. Polycold's revenues and net operating profit included in discontinued operations is as follows:

(In thousands)                                   Three Months Ended          Six Months Ended
                                                November 28, 2004           November 28, 2004
                                              ----------------------   -----------------------------
Net revenues to external customers                          $ 8,981                        $ 17,205

Net operating income                                          2,711                           5,597

LIQUIDITY AND CAPITAL COMMITMENTS
---------------------------------

         OPERATING ACTIVITIES
         --------------------

         For the six months ended November 27, 2005, we used about $15.1 million in cash from operating activities compared to $10.7 million provided in the same period last year. The decrease in cash from operating activities is primarily due to increases in inventory as our MRI segment prepares for increased production on higher cost products and our Medical Devices segment improves the timing of its customer order fulfillment. In addition, decreases in accounts payable and accrued expenses were partially offset by an increase in earnings adjusted for non-cash items.

         INVESTING ACTIVITIES
         --------------------

         For the six months ended November 27, 2005, investing activities consisted primarily of $6.3 million for purchases of property and equipment. The $43.4 million of cash used during the six months ended November 28, 2004, is mostly due to the $38.3 million of cash used to acquire MRID, purchases of property and equipment of $4.4 million and $645,000 for other investing activity requirements.

         FINANCING ACTIVITIES
         --------------------

         The $24.5 million provided through financing activities for the six months ended November 27, 2005, primarily consisted of proceeds from our recently amended and restated revolving credit facility of $55.0 million, combined with the $10.0 million of borrowings under our revolving facility prior to the amendment. The $55.0 million borrowed was used to retire the $14.0 million borrowed under our revolver prior to the amendment as well as the $19.4 million outstanding under our term loan. In addition there were about $5.0 million of scheduled payments on our long term debt which included the final payment on our Latham, New York mortgage of $3.9 million. Proceeds of $1.1 million were received from exercises of stock options and nearly $3.4 million of treasury shares were repurchased in the open market under the Board approved stock repurchase program.

         During the same period last year, cash provided from financing activities of about $23.2 million consisted of the $45 million received from borrowings used to partially finance the acquisition of MRID offset by $21.4 million of principal payments on long term debt. Additional financing activities during the quarter consisted of $850,000 from the exercise of stock options, offset by the $1.6 million of treasury stock purchases.

         See the consolidated statement of cash flows, located elsewhere in this report for further details on sources and uses of cash.

         CAPITAL COMMITMENTS
         -------------------

         Our capital and resource commitments as of November 27, 2005, consisted of approximately $1.7 million of machinery, equipment and tooling used to improve production processes and in research and development. Additionally, some of the capital commitment is for computers and computer equipment to improve engineering efficiency and to update other supporting functions. Individually, none of these commitments are considered significant.

         ADEQUATE RESOURCES
         ------------------

         We believe we have adequate resources to meet our needs for the short-term from our existing cash balances, our expected cash generation in the current fiscal year, and our available unsecured revolving credit facility. Longer-term, in order to subsidize substantial increases in sales volume, large research and development or capital expenditure requirements, or increases in production capacity, we may need to raise additional funds. We would expect to be able to do so through additional lines of credit, public offerings or private placements. However, in the event funds were not available from these sources, or on acceptable terms, we would expect to manage our growth within the acceptable financing available including internally generated cash.

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

         We depend on a small number of customers for a large portion of our business, and changes in our customers' orders may have a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results. Although we have broadened our customer base over the past two fiscal years, we will continue to depend on sales to a relatively small number of major customers. Because it often takes significant time to replace lost business, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce significant orders in the future. In addition, we generate significant accounts receivable in connection with the products we sell to our major customers. Although our major customers are large corporations, if one or more of our customers were to become insolvent or otherwise be unable to pay for our products, our operating results and financial condition could be adversely affected.

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

         We order raw materials and components denominated in U.S. Dollars to complete our customers' orders, and some of these raw materials and components are ordered from sole-source suppliers. Although we work with our customers and suppliers to minimize the impact of shortages in raw materials and components, we sometimes experience short-term adverse effects due to price fluctuations and delayed shipments. If a significant shortage of raw materials or components were to occur, we might have to delay shipments or pay premium pricing, which could adversely affect our operating results. In some cases, supply shortages of particular components will substantially curtail production of products using these components. We are not always able to pass on price increases to our customers. Accordingly, some raw material and component price increases could adversely affect our operating results.

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

OUR SUCCESS DEPENDS ON NEW PRODUCT DEVELOPMENT.

         We have continuing development programs designed to develop new products and to enhance and improve our products. We are expending significant resources on the development of new products in all of our segments. The successful development of our products and product enhancements are subject to numerous risks, both known and unknown, including:

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

         The financial instruments of the Company that are interest rate dependent are an unsecured $200 million revolving credit facility and a variable rate mortgage payable of about $1.2 million. With respect to its unsecured credit facility the Company may elect to apply interest rates to borrowings under (x) the higher of Wachovia's prime commercial lending rate or the federal funds rate plus applicable margins or (y) the applicable London Interbank Offered Rate ("LIBOR") plus applicable margins, whichever is more favorable. In addition, the Company has entered into two "interest rate swap" agreements to effectively hedge the total amount currently outstanding under our $200 million revolving credit facility. The first agreement, in effect, fixes the rate on $18.4 million of our long-term debt at 2.95% plus applicable margins and the second agreement in effect, fixes the rate on $36.6 million of our long-term debt at about 4.27%. See also Note G to the Company's consolidated financial statements.

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

PART II: OTHER INFORMATION

ITEM 2:    Purchases of Equity Securities by the Issuer and Affiliated Purchases

                                                                                 MAXIMUM NUMBER
                                                      TOTAL NUMBER OF          OF SHARES THAT MAY
                   TOTAL NUMBER      AVERAGE         SHARES PURCHASED AS        YET BE PURCHASED
                    OF SHARES      PRICE PAID      PART OF OUR SHARE             UNDER OUR SHARE
  PERIOD (A)        PURCHASED       PER SHARE        REPURCHASE PROGRAM        REPURCHASE PROGRAM
-----------------------------------------------------------------------------------------------------
 FISCAL YEAR
     2006
October              117,700        $ 28.29               117,700
                     -------                              -------
    Total            117,700                              117,700                  2,382,300
                     =======                              =======                  =========

     (a) Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.

ITEM 4:    Submission of Matters to a Vote of Security Holders

     (a) The 2005 Annual Meeting of stockholders of the Company was held on November 22, 2005.

     (b) At the Annual Meeting, the stockholders of the Company elected to the Board of Directors all four nominees with the following vote:

     ------------------------- ----------------------- --------------------- -------------------- --------------------
                                                                                                        BROKER
             DIRECTOR                   FOR                  WITHHELD              ABSTAIN             NON-VOTES
     ------------------------- ----------------------- --------------------- -------------------- --------------------
     ------------------------- ----------------------- --------------------- -------------------- --------------------
     A. Jay Graf                     23,441,179                567,255               --                   --
     ------------------------- ----------------------- --------------------- -------------------- --------------------
     Michael E. Hoffman              22,420,241             1,588,193                --                   --
     ------------------------- ----------------------- --------------------- -------------------- --------------------
     Thomas L. Kempner               18,652,525             5,356,341                --                   --
     ------------------------- ----------------------- --------------------- -------------------- --------------------
     Sheldon Weinig                  22,728,178             1,280,256                --                   --
     ------------------------- ----------------------- --------------------- -------------------- --------------------

     The terms of the Directors that continued after this Annual Meeting included; John M. Albertine, Glenn H. Epstein, and Larry Garberding

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


                                           INTERMAGNETICS GENERAL CORPORATION


Dated:   January 6, 2006                   By:      /s/Glenn H. Epstein
                                                    ----------------------------
                                                    Glenn H. Epstein
                                                    Chairman and Chief Executive
                                                    Officer


Dated:   January 6, 2006                   By:      /s/Michael K. Burke
                                                    ----------------------------
                                                    Michael K. Burke
                                                    Executive Vice President and
                                                    Chief Financial Officer