Form 10-Q
period 2006-02-26
INTERMAGNETICS GENERAL CORP
filed 2006-04-07
CIK 351012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended February 26, 2006
                                               -----------------

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from ________ to ________

                         Commission file number 1-11344
                                                -------

                       INTERMAGNETICS GENERAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          14-1537454
 ------------------------------                           -----------------
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



      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  x     Accelerated filer      Non-accelerated filer
                        ---                      ---                        ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes    No x .
                                    ---   ---

As of March 29, 2006, the registrant had 42,382,716 shares of $.10 par value Common Stock outstanding.

                       INTERMAGNETICS GENERAL CORPORATION

                                    CONTENTS

PART I - FINANCIAL INFORMATION
Item 1:  Financial Statements:

         Consolidated Balance Sheets - February 26, 2006 and May 29, 2005................................3

         Consolidated Income Statements - Three and Nine Months Ended
           February 26, 2006 and February 27, 2005.......................................................5

         Consolidated Statements of Cash Flows - Nine Months Ended
           February 26, 2006 and February 27, 2005.......................................................6

         Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income -
           Nine Months Ended February 26, 2006 ..........................................................7

         Notes to Consolidated Financial Statements......................................................8

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................................22

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................33

Item 4:  Controls and Procedures........................................................................33


PART II - OTHER INFORMATION.............................................................................34


SIGNATURES..............................................................................................36


INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                                 February 26,              May 29,
                                                                     2006                   2005
                                                                 ------------             ---------
ASSETS

  Cash and cash equivalents                                       $  19,281               $ 6,970
  Trade accounts receivable, less allowance
    (February 26, 2006 - $1,338; May 29, 2005 - $1,549)              67,778                60,682
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                   299                   718
  Inventories:
    Consigned products                                                1,863                 1,158
    Finished products                                                 7,890                 7,349
    Work in process                                                  18,046                11,261
    Materials and supplies                                           27,038                20,497
                                                                  ---------             ---------
                                                                     54,837                40,265
  Deferred income taxes                                               6,042                 6,042
  Prepaid expenses and other                                          4,238                 2,623
                                                                  ---------             ---------
    TOTAL CURRENT ASSETS                                            152,475               117,300

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                               2,128                 2,128
  Buildings and improvements                                         19,414                19,410
  Machinery and equipment                                            52,882                45,186
  Leasehold improvements                                              1,022                   935
                                                                  ---------             ---------
                                                                     75,446                67,659
  Less accumulated depreciation and amortization                     30,068                24,685
                                                                  ---------             ---------
                                                                     45,378                42,974

INTANGIBLE AND OTHER ASSETS
  Goodwill                                                          169,910               169,910
  Other intangibles, less accumulated amortization
     (February 26, 2006 - $19,030; May 29, 2005 - $15,100)           47,674                51,519
  Derivative asset                                                    1,895                   396
  Deferred compensation investments                                   4,445                 4,338
  Other assets                                                        3,677                 3,211
                                                                  ---------             ---------
    TOTAL ASSETS                                                  $ 425,454             $ 389,648
                                                                  =========             =========

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                                 February 26,             May 29,
                                                                     2006                  2005
                                                                 ------------           ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                               $     268             $  12,404
  Accounts payable                                                   11,356                22,136
  Salaries, wages and related items                                  10,862                11,691
  Customer advances and deposits                                      1,238                 1,951
  Product warranty reserve                                            2,839                 4,073
  Accrued income taxes                                                  841                 3,305
  Other liabilities and accrued expenses                              8,285                10,189
                                                                  ---------             ---------
    TOTAL CURRENT  LIABILITIES                                       35,689                65,749

LONG-TERM DEBT, less current portion                                 58,436                19,885
DEFERRED INCOME TAXES                                                20,282                19,618
NOTE PAYABLE                                                          5,000                 5,000
DERIVATIVE LIABILITY                                                                           52
DEFERRED COMPENSATION OBLIGATION                                      4,445                 4,338

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, par value $.10 per share:
    Authorized - 2,000,000 shares
    Issued and outstanding - None
  Common Stock, par value $.10 per share:
    Authorized - 80,000,000 shares
    Issued (including shares in treasury):
      February 26, 2006 - 45,574,465 shares;
      May 29, 2005 - 44,955,604 shares                                4,557                 4,495
  Additional paid-in capital                                        219,632               207,877
  Notes receivable from employees                                                          (2,542)
  Retained earnings                                                  98,651                81,189
  Deferred compensation obligation                                    2,429
  Accumulated other comprehensive income                                854                   352
                                                                  ---------             ---------
                                                                    326,123               291,371
  Less cost of Common Stock in treasury
    February 26, 2006 - 3,192,199 shares;
    May 29, 2005 - 2,808,819 shares                                 (24,521)              (16,365)
                                                                  ---------             ---------
                                                                    301,602               275,006
                                                                  ---------             ---------


    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 425,454             $ 389,648
                                                                  =========             =========

See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                                    Three Months Ended                   Nine Months Ended
                                                              ------------------------------       ------------------------------
                                                              February 26,      February 27,       February 26,      February 27,
                                                                  2006              2005               2006              2005
                                                              ------------      ------------       ------------      ------------
Net revenues                                                    $ 76,914          $ 68,974          $ 226,042         $ 186,673

Cost of revenues                                                  41,638            36,535            124,460            99,889
                                                                --------          --------          ---------         ---------
Gross margin                                                      35,276            32,439            101,582            86,784

Product research and development                                   8,276             6,399             23,247            17,546
Selling, general and administrative:
    Stock based compensation                                       4,110             1,064              9,339             3,757
    Accelerated stock based compensation                                                                                  1,875
    Other selling, general and administrative                     12,587            15,952             38,727            41,439
Amortization of intangible assets                                  1,266             1,661              3,930             4,718
Impairment of intangible assets                                                                                             913
                                                                --------          --------          ---------         ---------
                                                                  26,239            25,076             75,243            70,248

Operating income                                                   9,037             7,363             26,339            16,536
Interest and other income                                            237                74              1,424               486
Interest and other expense                                          (842)           (1,109)            (2,433)           (3,238)
Gain on litigation settlement                                                                             600
Adjustment to gain on prior period sale of division                    -                                  648             1,094
                                                                --------          --------          ---------         ---------
Income from continuing operations before income taxes              8,432             6,328             26,578            14,878
Provision for income taxes                                         2,892             1,481              9,116             4,237
                                                                --------          --------          ---------         ---------

INCOME FROM CONTINUING OPERATIONS                                  5,540             4,847             17,462            10,641

Discontinued operations:
  Income from operations of discontinued subsidiary                                 35,133                               40,727
  Provision for income taxes                                                        15,245                               17,187
                                                                --------          --------          ---------         ---------

  INCOME FROM DISCONTINUED OPERATIONS                                  -            19,888                  -            23,540
                                                                --------          --------          ---------         ---------

NET INCOME                                                      $  5,540          $ 24,735          $  17,462         $  34,181
                                                                ========          ========          =========         =========
Basic Net Income per Common Share:
  Continuing operations                                         $   0.13          $   0.12          $    0.41         $    0.26
  Discontinued operations                                                             0.47                                 0.57
                                                                --------          --------          ---------         ---------
      Basic Net Income per Common Share                         $   0.13          $   0.59          $    0.41         $    0.83
                                                                ========          ========          =========         =========

Diluted Net Income per Common Share:
  Continuing operations                                         $   0.13          $   0.11          $    0.41         $    0.25
  Discontinued operations                                                             0.47                                 0.56
                                                                --------          --------          ---------         ---------
      Diluted Net Income per Common Share                       $   0.13          $   0.58          $    0.41         $    0.81
                                                                ========          ========          =========         =========

See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

                                                                                             Nine Months Ended
                                                                                       -------------------------------
                                                                                       February 26,       February 27,
                                                                                           2006               2005
                                                                                       ------------       ------------
OPERATING ACTIVITIES
Net income                                                                               $ 17,462           $ 34,181
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                           9,676              9,825
    Stock based compensation                                                                9,339              3,757
    Loss on sale and disposal of assets                                                       418                670
    MRID profit sharing contribution                                                                           1,875
    Impairment of intangible asset                                                                               913
    Amortization of debt issuance costs                                                       208                224
    Gain on sale of subsidiary                                                                               (33,375)
    Adjustment to gain on prior period sale of division                                      (648)            (1,094)
    Change in operating assets and liabilities net of effects from acquisitions:
       Increase in accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted contracts                           (6,676)            (9,938)
       Increase in inventories and prepaid expenses and other assets                      (15,560)           (10,153)
       Increase (decrease) in accounts payable and accrued expenses                       (18,297)            27,775
                                                                                         --------           --------
   NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                     (4,078)            24,660

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                                 (8,604)            (7,119)
Proceeds from sale of equipment                                                                36
Proceeds from sale of subsidiary                                                                              48,681
Purchase of Invivo, net of cash acquired                                                                        (754)
Purchase of MRID, net of cash acquired                                                                       (39,006)
Cash in lieu of shares                                                                        (11)               (10)
Investment in patent and production rights                                                    (85)              (124)
                                                                                         --------           --------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                    (8,664)             1,668

FINANCING ACTIVITIES
Proceeds from sale of Common Stock, including exercise of stock options                     2,438              1,026
Proceeds from employees - Executive Stock Purchase Plan                                       390                879
Purchase of Treasury Stock                                                                 (3,530)            (1,685)
Payment to obtain debt financing                                                                                (155)
Proceeds from long term borrowings                                                         65,000             45,000
Principal payments on note payable and long-term debt                                     (38,585)           (80,218)
                                                                                         --------           --------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    25,713            (35,153)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (660)               676
                                                                                         --------           --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           12,311             (8,149)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            6,970             11,868
                                                                                         --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 19,281           $  3,719
                                                                                         ========           ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Repayment of notes receivable from employees through forfeiture of Company Common Stock  $  2,197
                                                                                         ========
Issuance of Common Stock as consideration for purchase of MRID                                              $ 50,222
                                                                                                            ========
Issuance of note payable as consideration for purchase of MRID due in 2007                                  $  5,000
                                                                                                            ========

See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
Nine Months Ended February 26, 2006
(Dollars in Thousands)
(Unaudited)

                                                                 Accumulated                                Notes
                                          Additional               Other                     Deferred     Receivable
                                Common     Paid-in   Retained   Comprehensive  Treasury    Compensation     from      Comprehensive
                                Stock      Capital   Earnings   Income (Loss)    Stock      Obligation     Employees     Income
                                ------    ---------- --------   -------------  --------    -------------  ----------  -------------
BALANCES AT MAY 29, 2005        $ 4,495   $ 207,877  $ 81,189       $ 352      $(16,365)     $     -        $(2,542)
Comprehensive income:
   Net income                                          17,462                                                               17,462
   Unrealized gain on
     derivatives, net of
     tax benefit                                                    1,015                                                    1,015
   Unrealized loss on
     foreign currency
     translation                                                     (662)                                                    (662)
   Minimum pension
     liability adjustment,
     net of tax                                                       149                                                      149
                                                                                                                           -------
         Total comprehensive
           income                                                                                                          $17,964
                                                                                                                           =======
Issuance of 618,861
  shares of Common Stock,
  related to exercises
  of stock options and
  stock based compensation           62       2,876
Accrual for Stock based
  compensation                                8,890
Cash in lieu of fractional
  shares                                        (11)
Treasury stock upon exercise
  of stock options                                                                 (192)
Treasury stock purchase                                                          (3,338)
Employee shares held by
  the Company's Deferred
  Compensation Plan                                                              (2,429)
Deferred compensation
  obligation for employee
  shares transferred to
  a non-diversified trust                                                                      2,429
Repayment of notes receivable                                                    (2,197)                      2,542
                                -------   ---------  --------       -----      --------      -------        -------
BALANCES AT FEBRUARY 26, 2006   $ 4,557   $ 219,632  $ 98,651       $ 854      $(24,521)     $ 2,429        $     -
                                =======   =========  ========       =====      ========      =======        =======

See notes to consolidated financial statements.

INTERMAGNETICS GENERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

         In the opinion of Management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly the Company's financial position at February 26, 2006, and the results of its operations, cash flows and changes in stockholders' equity for the periods presented. The results for the three and nine months ended February 26, 2006, are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements for the year ended May 29, 2005, filed on Form 10-K on August 12, 2005.

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

         In other instances, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101 as amended by Staff Accounting Bulletin No. 104, on product that is complete and ready to ship for which our customer has requested a delay in delivery. In these cases, all the criteria for revenue recognition have been met including, but not limited to: the customer has a substantial business purpose; there is a fixed delivery date; title and risk of loss has transferred to our customer; the product is complete and ready for shipment; and the product has been segregated and is not available to be used to fill other orders. Upon notification from our customer the product is shipped to the stated destination. As of February 26, 2006, the bill and hold sale comprised 0.3% of consolidated revenues for the three months then ended. As of February 27, 2005, there were no bill and hold sales.

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

PRODUCT WARRANTY

         The Company accrues for possible future claims arising under terms of various warranties (one to three years) made in connection with the sale of products. The reduction in warranty expense for the three and nine months ended February 26, 2006, is primarily due to a current period change in estimate as a result of new information available during the quarter. The following table is a reconciliation of the change in the aggregate accrual for product warranty for the three and nine months ended February 26, 2006 and February 27, 2005:

                                          Three Months           Three Months             Nine Months            Nine Months
                                              Ended                  Ended                   Ended                  Ended
(Dollars in thousands)                  February 26, 2006      February 27, 2005       February 26, 2006      February 27, 2005
                                        -----------------      -----------------       -----------------      -----------------
Balance at beginning of period              $ 3,445                $ 3,179                 $ 4,073                $ 3,189
    Reserves acquired from
      acquisition of MRID Corp.                                                                                        87
    Reserves released from the sale of
      Polycold                                                        (651)                                          (651)
    Warranty expense                            129                  2,385                     128                  2,990
    Cost of warranty performed                 (735)                  (637)                 (1,362)                (1,339)
                                            -------                -------                 -------                -------
Ending Balance                              $ 2,839                $ 4,276                 $ 2,839                $ 4,276
                                            =======                =======                 =======                =======

INVENTORIES:

         Inventories are stated at the lower of cost or market value. Cost is determined on a standard cost basis that approximates the first-in, first-out
(FIFO) method. Variances from standard costs are accumulated as they are incurred and are included in the carrying value of inventory to the extent appropriate. Market value is determined based on the net realizable value. Appropriate consideration is given to obsolescence, excessive levels and other factors in evaluating net realizable value. At February 26, 2006 and May 29, 2005 the Company had reserves for excess and obsolete inventory of $3,587,000 and $2,801,000, respectively.

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

                  Land improvements                   7 - 25 years
                  Buildings and improvements          7 - 40 years
                  Machinery and equipment             3 - 15 years
                  Leasehold improvements              2 - 15 years

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

(Dollars in Thousands, Except Per Share Amounts)

                                                                        Three Months Ended             Nine Months Ended
                                                                  -----------------------------    ---------------------------
                                                                  February 26,     February 27,    February 26,   February 27,
                                                                      2006            2005            2006           2005
                                                                  ------------     ------------    -----------    ------------
Net income (as reported)                                             $ 5,540        $ 24,735        $ 17,462        $ 34,181
  Add recorded non-cash stock compensation, net of tax                 2,700             695           6,136           3,678
  Less non-cash stock compensation under SFAS No. 123, net of tax     (3,154)         (1,233)         (7,088)         (4,908)
                                                                     -------        --------        --------        --------
Pro forma Net Income                                                 $ 5,086        $ 24,197        $ 16,510        $ 32,951
Earnings per Common Share (as reported):
   Basic                                                             $  0.13        $   0.59        $   0.41        $   0.83
                                                                     =======        ========        ========        ========
   Diluted                                                           $  0.13        $   0.58        $   0.41        $   0.81
                                                                     =======        ========        ========        ========
Earnings per Common Share (pro forma):
   Basic                                                             $  0.12        $   0.58        $   0.39        $   0.80
                                                                     =======        ========        ========        ========
   Diluted                                                           $  0.12        $   0.57        $   0.38        $   0.78
                                                                     =======        ========        ========        ========

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

NEW ACCOUNTING PRONOUNCEMENTS:

         In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statement No. 133 and FASB Statement No. 140." SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133 and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 also amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of fiscal years beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements. At adoption, any difference between the total carrying amount of the individual components of any existing bifurcated hybrid financial instruments and the fair value of the combined hybrid financial instruments is to be recognized as a cumulative-effective adjustment to beginning retained earnings. The Company is required to adopt the provisions of SFAS 155, as applicable, beginning in fiscal year 2008. Adoption of SFAS 155 is not expected to have a material impact on the Company's financial position or results of operations.

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

NOTE B - DISPOSITION/ACQUISITION

         During the third quarter of fiscal year 2005, the Company completed the sale of its wholly-owned subsidiary, IGC-Polycold Systems, Inc. ("Polycold") the sole subsidiary in the Company's Instrumentation segment. The sale, which resulted in pre-tax gain of $33.4 million, was included in income from discontinued operations for the three and nine months ended February 27, 2005. The gain was calculated as follows:


Cash proceeds received                          $ 49,714
Less:
   Polycold net assets sold                       15,343
   Costs directly related to the sale                996
                                                --------

       Pre-tax gain on sale                     $ 33,375
                                                ========


         The revenues and net operating profit of Polycold, for the three and nine months ended February 27, 2005 up through the date of sale, are included in discontinued operations as required by SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as follows:

(In thousands)                       Three Months Ended    Nine Months Ended
                                     February 27, 2005     February 27, 2005
                                     ------------------    -----------------
Net revenues to external customers         $ 6,149            $ 23,354

Net operating income                         1,761               7,359

         During the first quarter of fiscal year 2005, the Company completed its purchase of MRI Devices Corporation ("MRID"). The following (unaudited) pro forma consolidated income statement has been prepared in accordance with SFAS No. 141 "Business Combinations" as if the acquisition of MRID occurred at the beginning of fiscal year 2005:

                                                 Nine Months Ended
                                                   February 27,
                                                       2005
                                                 -----------------

Net revenues                                        $ 193,154
                                                    =========
Net income                                          $  35,006
                                                    =========

Earnings per share:
  Basic                                             $    0.83
                                                    =========
  Diluted                                           $    0.82
                                                    =========

         In the above pro forma consolidated income statement, net income for the nine months ended February 27, 2005 includes a $19.3 million gain on sale of subsidiary, net of tax, $4.2 million of income, net of tax from discontinued operations and about $3.2 million of non-recurring charges net of tax which primarily consists of $1.2 million for a stock contribution made to a profit sharing plan for original MRID employees prior to change of control; about $600,000 for an impairment charge on the acquired MRID trade name; and about $1.4 million for other acquisition related charges. The above pro forma results do not include revenue synergies.

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

As of February 26, 2006 and May 29, 2005, the Company had the following long-term debt outstanding:

                                                                                                          As of
                                                                                            ------------------------------
(In thousands)                                                                              February 26,           May 29,
                                                                                                2006                2005
                                                                                            ------------          --------
Long-Term Debt:
     Mortgage and notes payable                                                               $  3,704            $  7,976
     Term loan (Retired the $19.4 million outstanding effective September 1, 2005)                   -              20,313
     Revolving line of credit ($200 million effective September 1, 2005)                        55,000               4,000
                                                                                              --------            --------
     Total long-term debt                                                                       58,704              32,289
     Less current maturities                                                                       268              12,404
                                                                                              --------            --------
     Long-term debt excluding current maturities                                              $ 58,436            $ 19,885
                                                                                              ========            ========

         In addition to the long-term debt noted above, during the first quarter of fiscal year 2005, the Company issued a $5.0 million three-year note payable that accrues interest at LIBOR plus 0.5% in conjunction with the acquisition of MRI Devices.

         As of February 26, 2006, the Company had $144.4 million additional borrowing capacity under its unsecured revolving credit facility which is net of $640,000 of standby letters of credit issued to the Company's insurance agent as collateral for potential workers' compensation claims.

NOTE D - PER SHARE INFORMATION

         On January 25, 2006, the Company's Board of Directors declared a fifty percent common stock dividend to effect a three-for-two split on the Company's common stock. The dividend was distributed on February 21, 2006 to shareholders of record on February 6, 2006. The consolidated financial statements and related notes have been adjusted to retroactively reflect this stock dividend in all numbers of shares, prices per share and earnings per share.

A summary of the shares used in the calculation of net income per Common Share is shown below:

(Dollars in Thousands, Except Per Share Amounts)

                                       Three Months Ended             Nine Months Ended
                                  ---------------------------    ---------------------------
                                  February 26,   February 27,    February 26,   February 27,
                                      2006           2005            2006           2005
                                  ------------   ------------    ------------   ------------
Income available to
  Common shareholders              $     5,540    $    24,735     $    17,462    $    34,181
                                   ===========    ===========     ===========    ===========
Weighted average shares             42,300,813     42,030,141      42,256,107     41,344,768
Dilutive potential Common
  Shares:
     Warrants                          157,186        122,149         143,082        114,855
     Restricted Stock                   33,668         12,405          21,505          4,236
     Stock options and Awards          646,662        625,694         573,405        579,446
                                   -----------    -----------     -----------    -----------
Adjusted weighted average
  shares                            43,138,329     42,790,389      42,994,099     42,043,305

Net income per Common Share:
     Basic                         $      0.13    $      0.59     $      0.41    $      0.83
                                   ===========    ===========     ===========    ===========
     Diluted                       $      0.13    $      0.58     $      0.41    $      0.81
                                   ===========    ===========     ===========    ===========

         As of February 26, 2006, the Company had 1,536,824 shares of restricted stock, net of vesting and forfeitures, outstanding to key employees for a performance-based plan that ends in fiscal year 2007. These shares are restricted units, which will convert into common stock only upon the achievement of compounded growth in the Company's pre-tax diluted earnings per share greater than eight percent over five fiscal years. For 1,343,024 outstanding shares, the vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 15%, 20% and 65% respectively. For 157,050 outstanding shares, the vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 0%, 40% and 60% respectively. For 36,750 shares, the vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 0%, 0% and 100% respectively. In the current year, based upon forecasted performance management has determined that it is probable that performance targets will be met. For the three months ended February 26, 2006 and February 27, 2005, and the corresponding nine months ended, the Company recognized expense of $3,937,000, $858,000 and $8,446,000 and $3,260,000 respectively.

         As of February 26, 2006, the Company has an additional 1,536,000 shares of restricted stock outstanding to key employees for a performance-based plan that ends in fiscal year 2010. These shares are restricted units which will convert into common stock only upon the achievement of compounded growth in the Company's pre-tax diluted earnings per share greater than eight percent over the next five fiscal years. The vesting schedule in fiscal years 2006 through 2010 is 0%, 0%, 15%, 20% and 65% respectively. In the current year, the stock is not considered dilutive. The Company will record expense for the restricted stock when management determines it will be probable that the performance targets will be met. At that time the expense will be recorded and treated as variable through the date that the restriction lapses. Additional shares of restricted stock may be granted to newly hired key employees.

         As of February 26, 2006 the Company had outstanding 82,313 time-based shares of restricted stock to certain employees. These shares are vesting over time ranging from 1 to 5 years. For the three months ended February 26, 2006 and February 27, 2005, and the corresponding nine months ended, the Company had recorded expense/(credit) of $(18,000), $24,000 and $376,000 and $81,000, respectively. The credit recognized during the current quarter reflects shares of unvested restricted stock forfeited by terminated employees.

         As of February 26, 2006 the Company had outstanding 34,742 shares of restricted stock to the Board of Directors. These shares are vesting over a five year time frame at 10%, 10%, 10%, 10%, and 60%, respectively. For the three months ended February 26, 2006 and February 27, 2005 and the corresponding nine months ended, the Company had recorded expense of $27,500, $77,500 and $67,500 and $92,500, respectively.

         As of February 26, 2006, the Company had issued 18,576 shares of Common Stock at a fair market value of $26.89 per share as compensation to the Board of Directors. For the three months ended February 26, 2006 and February 27, 2005 and the corresponding nine months ended, the Company had recorded expense of $125,000, $105,000 and $332,000 and $323,000, respectively.

         As of February 26, 2006, the Company had issued 44,269 shares to fund employee benefit plans for MRID employees with a value of $624,000 being recognized as compensation expense ratably over a contractual four year vesting period. For the three months and nine months ended February 26, 2006, the Company had recorded expense of $39,000 and $117,000.

         In addition to the Company stock and award plans, the Company also maintains a deferred compensation plan ("the plan") in which certain management and highly compensated employees are eligible to defer a maximum of 25% of the participant's salary and up to 100% of the participant's bonus. The compensation deferred under this plan is credited with earnings or losses based upon changes in values of the investments elected by the plan participant. Each plan participant is fully vested in all deferred compensation and any earnings credited to their accounts. The deferrals are invested by the Company through two rabbi trusts (Trust I and Trust II, collectively "the trusts"). Prior to December 31, 2005, Trust I invested deferred amounts based upon elections made by the plan participants into various funds designated by the plan, one of which included Company common stock. Effective December 31, 2005, the Company established a separate rabbi trust (Trust II) for the purpose of holding any shares of Company common stock contributed by the plan participants. In addition, any Company common stock held by Trust I was transferred to Trust II at fair value. As of December 31, 2005 the fair value of company common stock held by Trust I and transferred to Trust II was $2,429,000.

         The Company accounts for the plan in accordance with Emerging Issues Task Force (EITF) No. 97-14. In Trust I, plan participants are allowed to diversify their contributions therefore, the deferred compensation obligation is classified as a liability and adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair value of amounts owed to employees under the plan. The equal and offsetting assets held by the trust are recorded as an other asset with equal and offsetting fluctuations in fair value being charged or credited to other non-operating income. As of February 26, 2006, the liability and the equal and offsetting fair value of the Trust I assets amounted to $6,081,000. For the three and nine months ended February 26, 2006, the amount recognized as a charge/(credit) in compensation expense and the equal and offsetting credit/(charge) to other non-operating income was $(104,000) and $775,000, respectively.

         In Trust II, the deferred compensation obligation is classified as equity and the equal and offsetting Company common stock held by the trust is classified as treasury stock. Plan participants are not allowed to diversify their contributions in Trust II and therefore, any changes in fair value will not be recognized. As of February 26, 2006, the deferred compensation obligation and the equal and offsetting value of Trust II assets included in treasury stock was $2,429,000.

NOTE E- SEGMENT AND RELATED INFORMATION

         The Company operates in three reportable segments: Magnetic Resonance Imaging (MRI), Medical Devices, and Energy Technology. During the third quarter of fiscal year 2005, the Company sold IGC-Polycold Systems, Inc. the sole subsidiary in its former Instrumentation segment.

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

         The Energy Technology segment, operated through SuperPower Inc. (SuperPower), is developing second generation, high-temperature superconducting
(HTS) materials that we expect to use in devices designed to enhance capacity, reliability and quality of transmission and distribution of electrical power. On February 28, 2006, the Company engaged a financial advisor to assist in exploring strategic options to maximize value in SuperPower. This correlates with the Company's previously announced plans to pursue various liquidity alternatives for SuperPower. An ultimate separation of SuperPower from Intermagnetics is consistent with the Company's overall goal to focus resources and efforts on expanding growth opportunities in the medical devices marketplace.

         The accounting policies of the reportable segments are the same as those described in Note A of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its reportable segments based on operating income (loss).

         Summarized financial information concerning the Company's reportable segments is shown in the following table:

SEGMENT DATA
(Dollars in Thousands)

                                                                       Three Months Ended
                                                ------------------------------------------------------------
                                                                        February 26, 2006
                                                ------------------------------------------------------------
                                                Magnetic Resonance   Medical           Energy
                                                     Imaging         Devices         Technology      Total
                                                ------------------   -------         ----------      -----
Net revenues to external customers:
  Magnet systems                                    $  32,077                                      $  32,077
  Patient Monitors and RF Coils                                     $  42,706                         42,706
  Other                                                                               $  2,131         2,131
                                                    ---------       ---------         --------     ---------
          Total                                        32,077          42,706            2,131        76,914

Segment operating income (loss)                         4,395           6,555           (1,913)        9,037
Goodwill                                                              169,910                        169,910
Total assets                                        $ 145,153       $ 269,131         $ 11,170     $ 425,454


                                                                       Three Months Ended
                                                ------------------------------------------------------------
                                                                        February 27, 2005
                                                ------------------------------------------------------------
                                                Magnetic Resonance   Medical           Energy
                                                     Imaging         Devices         Technology      Total
                                                ------------------   -------         ----------      -----
Net revenues to external customers:
  Magnet systems                                    $  30,128                                      $  30,128
  Patient Monitors and RF Coils                                     $  35,290                         35,290
  Other                                                                               $  3,556         3,556
                                                    ---------       ---------         --------     ---------
          Total                                        30,128          35,290            3,556        68,974

Segment operating income (loss)                         5,745           2,945           (1,327)        7,363
Goodwill                                                              170,091                        170,091
Total assets                                        $ 120,708       $ 249,895         $ 11,490     $ 382,093

                                                                        Nine Months Ended
                                                ------------------------------------------------------------
                                                                        February 26, 2006
                                                ------------------------------------------------------------
                                                Magnetic Resonance   Medical           Energy
                                                     Imaging         Devices         Technology      Total
                                                ------------------   -------         ----------      -----
Net revenues to external customers:
  Magnet systems                                    $  94,741                                      $  94,741
  Patient Monitors and RF Coils                                     $ 123,299                        123,299
  Other                                                                               $  8,002         8,002
                                                    ---------       ---------         --------     ---------
          Total                                        94,741         123,299            8,002       226,042

Segment operating income (loss)                        15,123          16,349           (5,133)       26,339
Goodwill                                                              169,910                        169,910
Total assets                                        $ 145,153       $ 269,131         $ 11,170     $ 425,454

                                                                        Nine Months Ended
                                                ------------------------------------------------------------
                                                                        February 27, 2005
                                                ------------------------------------------------------------
                                                Magnetic Resonance   Medical           Energy
                                                     Imaging         Devices         Technology      Total
                                                ------------------   -------         ----------      -----
Net revenues to external customers:
  Magnet systems                                    $  83,736                                      $  83,736
  Patient Monitors and RF Coils                                     $  94,806                         94,806
  Other                                                                               $  8,131         8,131
                                                    ---------       ---------         --------     ---------
          Total                                        83,736          94,806            8,131       186,673

Segment operating income (loss)                        10,123          11,587           (5,174)       16,536
Goodwill                                                              170,091                        170,091
Total assets                                        $ 120,708       $ 249,895         $ 11,490     $ 382,093

         The following are reconciliations of the information used by the chief operating decision maker to the Company's consolidated totals:

                                                                                        Three Months Ended
                                                                             ---------------------------------------
                                                                             February 26, 2006     February 27, 2005
                                                                             -----------------     -----------------
Reconciliation of income from continuing operations before income taxes:

Total operating income from reportable segments                                    $ 9,037               $ 7,363

Interest and other income                                                              237                    74
Interest and other expense                                                            (842)               (1,109)
                                                                                   -------               -------
Income from continuing operations before income taxes                              $ 8,432               $ 6,328
                                                                                   =======               =======

                                                                                         Nine Months Ended
                                                                             ---------------------------------------
                                                                             February 26, 2006     February 27, 2005
                                                                             -----------------     -----------------
Reconciliation of income from continuing operations before income taxes:

Total operating income from reportable segments                                   $ 26,339              $ 16,536

Interest and other income                                                            1,424                   486
Interest and other expense                                                          (2,433)               (3,238)
Gain on litigation settlement                                                          600
Adjustment to gain on prior period sale of division                                    648                 1,094
                                                                                   -------               -------
Income from continuing operations before income taxes                             $ 26,578              $ 14,878
                                                                                   =======               =======

NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

         The Company follows the provisions of Statement of Financial Accounting Standards No. 142 (FAS No. 142), "Goodwill and Other Intangible Assets". FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.

The components of other intangibles are as follows:

(Dollars in Thousands)

                                                As of February 26, 2006
                                     -------------------------------------------
                                                                      Weighted
                                     Gross Carrying   Accumulated   Average Life
                                        Amount       Amortization     in Years
                                     --------------  ------------   ------------
Amortized intangible assets
     Production rights                 $  8,750        $  8,750           5.5
     Patents                              3,984           1,363          17.9
     Trade names/trademarks              11,510             959          25.0
     Product name/trademark               4,640             736          10.5
     Know-how and core technology        17,940           3,567           9.3
     Product technology and design        4,930           1,415           6.6
     OEM customer relationships          14,950           2,240          12.0
                                       --------        --------
                                       $ 66,704        $ 19,030          12.5
                                       ========        ========

         Aggregate amortization expense from continuing operations for the three and nine months ended February 26, 2006 and February 27, 2005 was $1,266,000; $1,661,000, and $3,930,000; $4,718,000, respectively. All intangibles are amortized on a straight line basis.

Estimated Amortization Expense:

     For the year ending May 2006              $ 5,196
     For the year ending May 2007              $ 5,066
     For the year ending May 2008              $ 5,065
     For the year ending May 2009              $ 5,054
     For the year ending May 2010              $ 5,019

         There were no changes to recorded goodwill during the three months ended February 26, 2006. Management has evaluated goodwill for impairment during the quarter ended November 27, 2005, in accordance with SFAS No. 142 and determined that no impairment exists. Management will perform the next annual goodwill impairment test during the quarter ended November 26, 2006 unless an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

         On November 16, 2005, the interest rate swap agreement having a notional amount of about $3.9 million matured in connection with the final payment on our mortgage payable related to our Latham, NY facility. The fair value of this interest rate swap increased $52,000 during the nine months ended February 26, 2006 to a fair value of $0 at maturity.

         On September 2, 2005, the Company entered into an interest rate swap agreement with a commercial bank in connection with the $55 million borrowing under its recently amended and restated credit facility. This interest rate swap is designated as a cash flow hedge, having a notional principle amount as of February 26, 2006 of $37.5 million. This agreement will effectively hedge the Company's interest rate exposure on a portion of its long term debt to a fixed rate of 4.27%. This interest rate swap agreement will mature on September 1, 2010. The fair value of this interest rate swap was $1.4 million as of February 26, 2006.

         On February 5, 2004, the Company entered into an interest rate swap agreement designated as a cash flow hedge with a commercial bank, having a notional principle amount of $17.5 million as of February 26, 2006. This agreement effectively hedges the Company's interest rate exposure on a portion of its long term debt due on December 31, 2008 to a fixed rate of 2.95% plus applicable margins. This interest rate swap agreement matures on December 31, 2008. The fair value of this interest rate swap increased $131,000 to $527,000 during the nine months ended February 26, 2006.

         The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties.

         Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For the nine months ended February 26, 2006 the Company recorded a net other comprehensive gain of $1.0 million, net of tax, for the interest rate swap agreements.

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

         During the second quarter of fiscal year 2006, the permitting process was completed at the APD facility with no penalties assessed. As a result, the Company reduced the environmental remediation liability associated with the sale IGC-APD by $451,000 to zero. In addition the Company reassessed its exposure on its patent indemnity to SHI. As a result, the Company reduced its reserve by $197,000 to $250,000. The combination of the accrual reductions resulted in an adjustment to the gain on a prior period sale of a division of $648,000.

         If unexpected costs related to the environmental issues or patent indemnity are incurred additional provisions will be needed. As of February 26, 2006, the total remaining reserve for environmental remediation relating to the divestiture of IGC-AS and the patent indemnity relating to the divesture of IGC-APD was approximately $94,000 and $250,000, respectively.

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

OVERVIEW OF SIGNIFICANT EVENTS

         On January 25, 2006, our Board of Directors declared a fifty percent common stock dividend which had the effect of a three-for-two split on the Company's common stock. The dividend was distributed on February 21, 2006 to shareholders of record on February 6, 2006. All share and per share data included in this filing have been adjusted to retroactively reflect this stock dividend.

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

         In connection with the execution of the Agreement, we borrowed $55 million under the amended and restated facility. The proceeds were used principally to retire amounts borrowed under the original credit agreement including the entire $19.4 million balance remaining on the term loan and the $14 million borrowed under the revolving portion of the facility. An additional $4 million was used to retire the mortgage on our Latham, New York manufacturing facility which matured in November 2005. The balance of the proceeds will be used to meet working capital requirements and other corporate expenses.

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

         In addition, effective September 1, 2005 the Executive Committee of the Company's Board of Directors authorized the Company to re-purchase up to 3,750,000 shares of the Company's stock. This authorization supersedes the Board's previous re-purchase authorization, which was approved in July of 2002. Under the current repurchase authorization, we have repurchased 176,550 shares at an average price of $18.86. We did not repurchase any additional shares of our common stock during the three months ended February 26, 2006.

         On February 15, 2005, during the third quarter of fiscal year 2005, we completed the sale of our wholly-owned subsidiary, IGC-Polycold Systems, Inc. ("Polycold"), to Helix Technology Corporation ("Helix"). Helix purchased all of the outstanding capital stock of Polycold for about $49.7 million in cash. The decision to sell Polycold was a step in our overall strategic plan to focus financial and managerial resources on the Company's growing and more profitable medical devices business. The operations of Polycold through the date of sale are included in income from discontinued operations for the three and nine months ended February 27, 2005.

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

      SEGMENT STRUCTURE

         We operate in three reportable segments: Magnetic Resonance Imaging
(MRI), Medical Devices, and Energy Technology. During the third quarter of fiscal year 2005, we sold IGC-Polycold Systems, Inc., the sole subsidiary in our former Instrumentation segment.

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

         In Energy Technology, our wholly-owned subsidiary, SuperPower, Inc. ("SuperPower") is developing high-temperature superconducting materials and devices designed to enhance the capacity, reliability and quality of electrical power transmission and distribution. On February 28, 2006, we engaged a financial advisor to assist us in exploring strategic options to maximize value in SuperPower. This was the next step towards our previously announced plans to pursue various liquidity alternatives for SuperPower. An ultimate separation of SuperPower from Intermagnetics is consistent with our overall goal to focus our resources and efforts on expanding our growth opportunities in the medical devices marketplace.

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

         In other instances, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101 as amended by Staff Accounting Bulletin No. 104, on product that is complete and ready to ship for which our customer has requested a delay in delivery. In these cases, all the criteria for revenue recognition have been met including, but not limited to: the customer has a substantial business purpose; there is a fixed delivery date; title and risk of loss has transferred to our customer; the product is complete and ready for shipment; and the product has been segregated and is not available to be used to fill other orders. Upon notification from our customer the product is shipped to the stated destination. As of February 26, 2006, the bill and hold sale comprised 0.3% of consolidated revenues for the three months then ended. As of February 27, 2005, there were no bill and hold sales.

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

RESERVE FOR ENVIRONMENTAL REMEDIATION

         The Company maintains a provision for potential environmental remediation for businesses disposed of during fiscal 2002. (See also Note H in the notes to the consolidated financial statements included herein.) These provisions are based upon management's best estimate under the given circumstances and available information. Our provision did not include any range of loss. Therefore, we are unable to identify or estimate any additional loss that is reasonably possible. The Company believes these provisions are adequate. If unexpected costs related to the environmental issues are incurred additional provisions will be needed. As of February 26, 2006 the total remaining reserve for environmental remediation relating to the divestitures of IGC-AS and IGC-APD was approximately $94,000.

RESULTS OF OPERATIONS

         Consolidated revenues increased about $7.9 million or nearly 12%, to $76.9 million, for the three months ended February 26, 2006, from continuing operations revenues of $69.0 million for the same period last year. This increase is primarily due to improved sales volume and product mix at our manufacturing segments.

         For the nine months ended February 26, 2006, consolidated revenues increased $39.4 million or 21% to $226.0 million from continuing operations revenues of $186.7 million for the same period last year. This increase was the result of improved revenues from all of our manufacturing segments partially due to the inclusion of MRI Devices, now Invivo Diagnostic Imaging or "IDI", for the entire nine month period versus only seven and a half months of revenue included during the first nine months of fiscal year 2005.

         MRI SEGMENT REVENUES

         MRI segment revenues for the three month period ended February 26, 2006 increased $1.9 million or 6.5% to $32.1 million compared to $30.1 million during the same quarter last year. The increase is driven by improved product mix from a higher volume of 3.0T and High field open (HFO) magnets partially offset by reduced contractual selling prices on the 1.5T magnets.

         For the nine months ended, MRI segment revenues increased $11.0 million or 13.1% to $94.7 million compared to $83.7 million for the same period last year. The increase in revenues is a combination of increased magnet shipments and improved product mix, partially offset by the reduced contractual selling prices on the 1.5T magnets.

         MEDICAL DEVICES REVENUES

         Our Medical Devices segment revenues of $42.7 million for the three months ended February 26, 2006 increased nearly $7.4 million or 21.0% over the same quarter last year. Nearly $9.2 million of this increase is related to improved direct sales of patient monitors and RF coils as a result of our successful integration of the direct sales force. OEM sales were down $1.8 million reflecting negotiated price reductions on several products.

         For the nine months ended February 26, 2006, revenues for the Medical Devices segment of $123.3 million increased $28.5 million or 30.1% over the same nine month period last year. Invivo provided about $53.2 million from RF coil and MRI suite monitor sales to OEM's, an increase of about $9.4 million in overall OEM demand. Invivo provided about $70.1 million of revenues from direct sales of patient monitors and RF coils, an increase of $19.1 million over the same period last year with the continued demand growth for RF-coils and related products. This increase is partially due to Invivo's global direct sales force having access to sell MRID RF-coils for nine months in the current year versus only seven and half months in fiscal year 2005.

         ENERGY TECHNOLOGY SEGMENT REVENUES

         For the three months ended February 26, 2006, Energy Technology revenues of $2.1 million decreased $1.4 million or 40.1% from the same quarter last year. Revenues for the nine month period decreased $129,000 or 1.6% to $8.0 million. These decreases are primarily due to reduced efforts on our fault current limiter project. In addition, government and third-party billings have decreased on the cable program. During the second half of fiscal year 2005, the cable program was at the higher spending phase of construction which allowed for higher billings as compared to the current year. Partially offsetting these decreases was an increase in billings on our HTS wire program.

         GROSS MARGIN

         Consolidated gross margin for the three months ended February 26, 2006, increased $2.8 million to $35.3 million or 45.9% of net revenues compared to $32.4 million or 47% of net revenues last year. The MRI segment decreased $693,000. This decrease reflects scheduled price decreases in 1.5T magnet sales and the increased mix of high field open (HFO) magnet volume at margins burdened by early phase production. The HFO magnet, given its early stage commercialization has not yet benefited from production efficiencies or higher volumes on fixed costs. Medical Devices gross margin increased $3.8 million in absolute dollars, but decreased as a percent of revenues. The increase in absolute dollars and decrease as a percentage of revenues is driven by a higher volume of lower margin products with a mix consisting of direct sales in the price competitive acute care market. In addition, current quarter OEM sales reflected negotiated price reductions and prior year margins reflected charges of $1.8 million that in management's judgment related to acquisition and integration activities. Energy Technology gross margin decreased $309,000 from the same quarter last year. The decrease is due to a decrease in "in-kind" contribution (pure margin) from a project partner on our cable program. This contribution qualified as a non-reciprocal, non-monetary transfer of assets to SuperPower. In addition, the reduced efforts status on the fault current limiter project also contributed to the decrease in gross margin.

         For the nine months ended, consolidated gross margin of $101.6 million or 44.9% of net revenues increased $14.8 million from $86.8 million or 46.5% of net revenues from continuing operations. MRI segment gross margins increased $2.3 million but decreased as a percent of revenues. The increase in absolute dollars corresponds to the increase in revenues. The decrease as a percent of sales is due to scheduled price decreases in 1.5T magnet sales combined with an increase in lower margin high field open (HFO) magnet sales. The HFO magnet, in its early stage commercialization has not yet benefited from production efficiencies or higher volumes on fixed costs. Medical Devices gross margin increased $13.2 million in absolute dollars, but decreased as a percent of revenues. The increase in absolute dollars and decrease as a percentage of revenues is driven by sales mix between OEM and direct sales and price competition in patient monitors. In addition, prior year margins reflected charges of about $2.0 million that in management's judgment related to acquisition and integration activities. Finally, the contribution from MRID was only seven and a half months during fiscal year 2005. Energy Technology gross margin decreased $898,000 from the same period last year. The decrease is due to a decrease in "in-kind" contribution (pure margin) from a project partner on our cable program. In addition, the reduced efforts status on the fault current limiter project also contributed to the decrease in gross margin.

         PRODUCT RESEARCH AND DEVELOPMENT

         Product research and development for the three months ended February 26, 2006, increased $1.8 million or 29.3% to $8.3 million from the same quarter last year. This increase is driven by the development of next generation RF coils and patient monitors as well as other new products in our Medical Devices segment amounting to about $1.5 million. The remaining increase was due to spending on various HTS projects in our Energy Technology segment.

         For the nine months ended February 26, 2006, product research and development of $23.2 million increased $5.7 million from the same period last year. Spending on the development of next generation RF coils and patient monitors, as well as new products in our Medical Devices segment increased $6.9 million. This increase was partially offset by a $1.2 million net decrease in spending on various HTS projects in our Energy Technology segment. Research and development spending in our MRI segment was consistent with the same period last year.

         SELLING, GENERAL AND ADMINISTRATIVE

         For the three months ended February 26, 2006, selling, general and administrative expenses, including stock based compensation, decreased $320,000 to $16.7 million from $17.0 million for continuing operations of the same period last year. The decrease is a result of the $1.6 million of integration related charges incurred in the prior year due to the acquisition of MRID and the integration into our Medical Devices segment with no similar charges in the current quarter. In addition, selling and marketing expenses were down $1.1 million and bad debt expense decreased about $400,000. In the current quarter, a $104,000 credit was recognized which reflected the fair value decline in the Company's Rabbi Trust. An equal and offsetting charge was recognized in interest income having no impact on net income. Finally, several management positions in our Medical Devices segment were rationalized over the course of the year with the full benefit of efficiencies captured in the current quarter as compared to the prior year period. Partially offsetting these decreases was an increase in performance based stock compensation of about $3.0 million and severance costs of about $650,000.

         Selling, general and administrative expenses of $48.1 million including stock based compensation of $9.3 million for the nine months ended February 26, 2006, increased about $1.0 million or 2.1% over the same period last year. This increase is primarily due to an increase in the non-accelerated performance based stock compensation of about $5.6 million. This expense is calculated on forecasted performance. In addition, $775,000 of additional compensation was recognized from the appreciation on the Company's Rabbi Trust. An equal and offsetting gain was recognized in interest and other income having no impact on net income. Finally, severance costs of about $650,000 were recognized in the current period combined with a full nine month contribution from MRID. Partially offsetting these increases were the $5.2 million of integration related charges incurred in the prior year due to the acquisition of MRID and the integration into our Medical Devices segment. These charges included a $1.9 million charge for a stock contribution made to a profit sharing plan for original MRID employees prior to change of control and about $3.3 million of other integration related charges. There were no similar charges in fiscal year 2006.

         Effective December 31, 2005, we established a separate rabbi trust (Trust II) for the purpose of holding all current and future shares of Company common stock contributed by the plan participants into the Company's Rabbi Trust. Plan participants are not allowed to diversify contributed assets in Trust II therefore; fair value fluctuations on the assets in Trust II will no longer be recognized in income statement. The less volatile but diversified assets held in Trust I will still require fair value fluctuations to be recognized in the income statement. (See also footnote D in the notes to the consolidated financial statements)

         AMORTIZATION OF INTANGIBLE ASSETS

         Amortization expense of $1.3 million for the three months ended February 26, 2006 decreased $395,000 from the same quarter last year. The decrease is due to a full quarter of amortization on the production rights at our Magnet Business Group in the third quarter of last year. Amortization on these production rights was completed in June of 2005.

         For the nine months ended, amortization expense of $3.9 million decreased $788,000 from the same period last year. During June 2005, the first month of fiscal year 2006, the amortization of the production rights at our Magnet Business Group was completed. Partially offsetting this decrease is amortization for a full nine months in fiscal year 2006 compared to only seven and half months in fiscal year 2005 from the intangible assets acquired from MRID on July 16, 2004.

         IMPAIRMENT OF INTANGIBLE ASSETS

         During our second fiscal quarter of last year, management, through re-branding exercises and market analysis, determined that the acquired MRI Devices trade name with an acquired value of $970,000 will no longer be utilized. As a result, the company reduced the net book value of the acquired MRI Devices trade name to zero resulting in an impairment charge of $913,000.

         OPERATING INCOME

         During the three and nine months ended February 26, 2006 operating income increased $1.7 million to $9.0 million and $9.8 million to $26.3 million over the same periods last year, respectively. These increases are due to improved revenues and margins, lower amortization expense, and the effect of non-recurring acquisition, integration and impairment charges incurred in the prior year. In addition, the nine month period last year only included seven and half months of operations from our acquisition of MRID. These increases to operating income were partially offset by spending increases in product research and development spending and the effect of non-cash stock based compensation expense.

         INTEREST AND OTHER

         Interest and other income increased $163,000 and $938,000 for the three and nine months ended February 26, 2006, respectively. The increase in the current quarter is primarily due to higher invested cash balances partially offset by a decrease in earnings from the Company's Rabbi Trust of $104,000. An equal and offsetting credit to compensation was recognized in operating expenses.

         The increase for the nine month period is driven by the increase in earnings of $775,000 on the assets held in a rabbi trust for the Company's income tax deferred compensation plan (the "Plan"). An equal and offsetting compensation charge was recorded as an operating expense in accordance with Emerging Issues Task Force (EITF) No. 97-14. In addition, higher invested cash balances during the current nine month period also contributed to the increase. Effective December 31, 2005, we established a separate rabbi trust (Trust II) for the purpose of holding all current and future shares of Company common stock contributed by the Plan participants. Plan participants are not allowed to diversify contributed assets in Trust II therefore; fair value fluctuations on the assets in Trust II will no longer be recognized in the income statement. The less volatile but diversified assets held in Trust I will still require fair value fluctuations to continue to be recognized in the income statement.

         During the nine months ended February 26, 2006, the Company received $600,000 resulting from a favorable patent litigation settlement.

         Interest and other expense of $842,000 and $2.4 million for the three and nine months ended February 26, 2006, respectively decreased $267,000 and $805,000 from the corresponding three and nine month periods last year. This decrease is largely driven by lower average borrowings outstanding under our credit facility combined with favorable pricing. Our interest rate swaps have effectively hedged the impact on our variable rate debt in the current period of higher interest rates.

         During the second quarter of fiscal year 2006, $648,000 of other income was recognized from a $451,000 reduction in the provision for potential environmental remediation and $197,000 from a reduction in the provision for patent indemnity relating to the sale of IGC- APD Cryogenics, Inc. ("IGC-APD") during fiscal year 2002. (See also Footnote H in the Notes to the Consolidated Financial Statements included herein).

         During the first quarter of last year, $1.1 million of other income was recognized resulting from a reduction in the provision for potential environmental remediation relating to the sale of IGC-Advanced Superconductors ("IGC-AS") during fiscal year 2002.

         PROVISION FOR INCOME TAXES

         Our effective tax rate of 34.3% for the three and nine months ended February 26, 2006, increased from 23.4% and 28.5% from continuing operations for the same three and nine month periods last year. The increase in our rate is due to prior year reversals of certain tax accruals amounting to $530,000 and $810,000 for the three and nine month periods, respectively. These reversals were based upon management's review of certain discreet events and the resulting impact to historical tax requirements. Partially offsetting this increase are the benefits from New York State Empire Development Zone credits and the Qualified Production Activity deductions of the American Jobs Creation Act which became effective during the first quarter of this year. We continue to review optimal tax strategies to minimize our effective tax rate.

DISCONTINUED OPERATIONS

         As a result of the sale of our wholly owned subsidiary, IGC-Polycold Systems, Inc., effective February 15, 2005, and in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", we have classified the income from operations for the three and nine months ended February 27, 2005 as discontinued operations. Polycold's revenues and net operating profit included in discontinued operations is as follows:

(In thousands)                         Three Months Ended   Nine Months Ended
                                       February 27, 2005    February 27, 2005
                                       ------------------   -----------------
Net revenues to external customers         $ 6,149               $ 23,354

Net operating income                         1,761                  7,359


         Effective with the sale of Polycold and also included in discontinued operations for both the three and nine month periods ended February 27, 2005, was the $33.4 million gain on sale which is calculated as follows:

(In thousands)

Cash proceeds received                          $ 49,714
Less:
   Polycold net assets sold                       15,343
   Costs directly related to the sale                996
                                                --------

       Pre-tax gain on sale                     $ 33,375
                                                ========

LIQUIDITY AND CAPITAL COMMITMENTS

         OPERATING ACTIVITIES

         For the nine months ended February 26, 2006, we used about $4.1 million in cash from operating activities compared to $24.7 million provided in the same period last year. The decrease in cash from operating activities is primarily due to increases in inventory as our MRI segment prepares for increased production of 3.0T and HFO magnets which have higher unit costs and longer cycle times and our Medical Devices segment increases the timing of its customer order fulfillment on higher margin, short cycle products. In addition, increases in accounts receivable and decreases in accounts payable and accrued expenses were partially offset by an increase in earnings adjusted for non-cash items.

         INVESTING ACTIVITIES

         For the nine months ended February 26, 2006, investing activities consisted primarily of $8.6 million for purchases of property and equipment. The $1.7 million of cash generated during the nine months ended February 27, 2005, is primarily due to the $48.7 million, net of transaction costs and taxes received from the sale of Polycold, nearly offset by the cash used to acquire MRID of $39 million, purchases of property and equipment of $7.1 million and $888,000 for other investing activity requirements.

         FINANCING ACTIVITIES

         The $25.7 million provided through financing activities for the nine months ended February 26, 2006, consisted of proceeds from our amended and restated revolving credit facility of $55.0 million, combined with the $10.0 million of borrowings under our revolving facility prior to the amendment. The $55.0 million borrowed was used to retire the $14.0 million borrowed under our revolver prior to the amendment as well as the $19.4 million outstanding under our term loan. In addition there were about $5.2 million of scheduled payments on our long term debt which included the final payment on our Latham, New York mortgage of $3.9 million. Proceeds of $2.4 million were received from exercises of stock options and $3.5 million of treasury shares were repurchased primarily through the open market under the Board approved stock repurchase program during the second fiscal quarter. There were no additional shares of treasury stock purchased under the stock repurchase program during the current quarter.

         During the same period last year, cash used from financing activities was about $35.2 million. The proceeds received in the prior year from the sale of Polycold combined with available operating cash were used to pay down nearly $60 million of our credit facility increasing our total debt repayments to $80.2 million last year. These payments were offset by the $45 million of proceeds received from long-term borrowings used to partially finance the acquisition of MRID in that year. The remaining financing activities reflects the cash received from the exercise of stock options of $1 million and payments received from employees under the executive stock purchase plan of $879,000 partially offset by the purchase of treasury shares of $1.7 million and $155,000 for payments made to amend our credit facility that year.

         See the consolidated statement of cash flows, located elsewhere in this report for further details on sources and uses of cash.

         CAPITAL COMMITMENTS

         Our capital and resource commitments as of February 26, 2006, consisted of approximately $2.3 million of machinery, equipment and tooling used to improve production processes and in research and development. Additionally, some of the capital commitment is for computers and computer equipment to improve engineering efficiency and to update other supporting functions. Individually, none of these commitments are considered significant.

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

         On February 21, 2006, we filed an automatic shelf registration on Form S-3 with the Securities and Exchange Commission that went effective immediately. This enables us to offer preferred stock, additional common stock, and senior and subordinated debt and warrants as well as units and purchase contracts that may include one or more of these securities.

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

THE COMPANY IS SUBJECT TO RISK OF NEW LAWS RELATED TO HEALTH CARE.

         The Company's customer base includes original equipment manufacturers of medical diagnostic equipment, imaging centers, hospitals and other healthcare providers. Changes in the law or new interpretations of existing laws, including, but not limited to the Medicare Modernization Act and the Deficit Reduction Act, may have a significant effect on the Company's costs of doing business and the amount of reimbursement the Company and its customers receive from both government and third-party payers. In addition, economic forces, regulatory influences and political initiatives are subjecting the health care industry to fundamental changes. Federal, state and local government representatives are likely to continue to review and assess alternative health care delivery systems and payment methods. The Company expects ongoing public debate on these issues. Any of these efforts or reforms could have a material adverse affect on the Company's business and results of operations.

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

         The financial instruments of the Company that are interest rate dependent are an unsecured $200 million revolving credit facility and a variable rate mortgage payable of about $1.2 million. With respect to its unsecured credit facility the Company may elect to apply interest rates to borrowings under (x) the higher of Wachovia's prime commercial lending rate or the federal funds rate plus applicable margins or (y) the applicable London Interbank Offered Rate ("LIBOR") plus applicable margins, whichever is more favorable. In addition, the Company has entered into two "interest rate swap" agreements to effectively hedge the total amount currently outstanding under our $200 million revolving credit facility. The first agreement, in effect, fixes the rate on $17.5 million of our long-term debt at 2.95% plus applicable margins and the second agreement in effect, fixes the rate on $37.5 million of our long-term debt at about 4.27%. See also Note G to the Company's consolidated financial statements.

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

PART II:  OTHER INFORMATION

ITEM 2: Purchases of Equity Securities by the Issuer and Affiliated Purchases

                                                                                 MAXIMUM NUMBER
                                                      TOTAL NUMBER OF          OF SHARES THAT MAY
                  TOTAL NUMBER       AVERAGE        SHARES PURCHASED AS         YET BE PURCHASED
                    OF SHARES      PRICE PAID        PART OF OUR SHARE          UNDER OUR SHARE
  PERIOD (A)        PURCHASED       PER SHARE       REPURCHASE PROGRAM         REPURCHASE PROGRAM
-------------------------------------------------------------------------------------------------
FISCAL YEAR
   2006
October            176,550           $ 18.86            176,550
                   -------                              -------
    Total          176,550                              176,550                     3,573,450
                   =======                              =======                     =========

(a) Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting. The Company did not repurchase any additional shares of its common stock during the three months ended February 26, 2006.

ITEM 6: Exhibits

Exhibits

       10.1 Revised Appendix A to Restricted Stock Unit Agreement between Glenn H. Epstein and Intermagnetics General Corporation dated March 14, 2005.

       10.2 Revised Appendix A to Restricted Stock Unit Agreement between Michael K. Burke and Intermagnetics General Corporation dated March 14, 2005.

       10.3 Revised Appendix A to Restricted Stock Unit Agreement between Thomas J. O'Brien and Intermagnetics General Corporation dated March 14, 2005.

       10.4 Revised Appendix A to Restricted Stock Unit Agreement between Leo Blecher and Intermagnetics General Corporation dated April 13, 2005.

       10.5(1) Restricted Stock Unit Agreement between Glenn H. Epstein and Intermagnetics General Corporation dated March 14, 2005.

       10.6(1) Restricted Stock Unit Agreement between Michael K. Burke and Intermagnetics General Corporation dated March 14, 2005.

       10.7(1) Restricted Stock Unit Agreement between Thomas J. O'Brien and Intermagnetics General Corporation dated March 14, 2005.

       10.8(2) Restricted Stock Unit Agreement between Leo Blecher and Intermagnetics General Corporation dated April 13, 2005.

       10.9 2000 Stock Option and Stock Award Plan, as amended and restated as of February 21, 2006.

       10.10 Revised Appendix A to Restricted Stock Unit Agreement between Glenn H. Epstein and Intermagnetics General Corporation dated December 16, 2002.

       10.11 Revised Appendix A to Restricted Stock Unit Agreement between Leo Blecher and Intermagnetics General Corporation dated February 12, 2003.

       10.12 Revised Appendix A to Restricted Stock Unit Agreement between Michael K. Burke and Intermagnetics General Corporation dated February 12, 2003.

       10.13 Revised Appendix A to Restricted Stock Unit Agreement between Philip J. Pelligrino and Intermagnetics General Corporation dated February 12, 2003.

       10.14 Revised Appendix A to Restricted Stock Unit Agreement between Thomas J. O'Brien and Intermagnetics General Corporation dated August 4, 2003

       10.15(3) Restricted Stock Unit Agreement between Intermagnetics General Corporation and Glenn H. Epstein dated December 16, 2002

       10.16(4) Restricted Stock Unit Agreement between Intermagnetics General Corporation and Leo Blecher dated February 12, 2003

       10.17(4) Restricted Stock Unit Agreement between Intermagnetics General Corporation and Michael K. Burke dated February 12, 2003

       10.18(4) Restricted Stock Unit Agreement between Intermagnetics General Corporation and Philip J. Pellegrino dated February 12, 2003

       10.19(5) Restricted Stock Unit Agreement between Thomas J. O'Brien and Intermagnetics General Corporation dated August 4, 2003

Certifications of Chief Executive Officer and Chief Financial Officer

       31.1         Rule 13a-14(a)/15d-14(a) Certification (Chief Executive
                    Officer)

       31.2         Rule 13a-14(a)/15d-14(a) Certification (Chief Financial
                    Officer)

       32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on March 16, 2005.

(2) Incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on April 19, 2005.

(3) Incorporated herein by reference to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended February 23, 2003.

(4) Incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 25, 2003.

(5) Incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 30, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            INTERMAGNETICS GENERAL CORPORATION


Dated: April 7, 2006        By: /s/Glenn H. Epstein
                                ------------------------------------
                                Glenn H. Epstein
                                Chairman and Chief Executive Officer


Dated: April 7, 2006        By: /s/Michael K. Burke
                                ------------------------------------
                                Michael K. Burke
                                Executive Vice President and Chief Financial
                                Officer

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
EXHIBIT NO.                                           DESCRIPTION
-----------                                           -----------
--------------------------------------------------------------------------------
   10.1 Revised Appendix A to Restricted Stock Unit Agreement between Glenn H. Epstein and Intermagnetics General Corporation dated March 14, 2005.
--------------------------------------------------------------------------------
   10.2 Revised Appendix A to Restricted Stock Unit Agreement between Michael K. Burke and Intermagnetics General Corporation dated March 14, 2005.
--------------------------------------------------------------------------------
   10.3 Revised Appendix A to Restricted Stock Unit Agreement between Thomas J. O'Brien and Intermagnetics General Corporation dated March 14, 2005.
--------------------------------------------------------------------------------
   10.4 Revised Appendix A to Restricted Stock Unit Agreement between Leo Blecher and Intermagnetics General Corporation dated April 13, 2005.
--------------------------------------------------------------------------------
   10.9 2000 Stock Option and Stock Award Plan, as amended and restated as of February 21, 2006.
--------------------------------------------------------------------------------
   10.10 Revised Appendix A to Restricted Stock Unit Agreement between Glenn H. Epstein and Intermagnetics General Corporation dated December 16, 2002.
--------------------------------------------------------------------------------
   10.11 Revised Appendix A to Restricted Stock Unit Agreement between Leo Blecher and Intermagnetics General Corporation dated February 12, 2003.
--------------------------------------------------------------------------------
   10.12 Revised Appendix A to Restricted Stock Unit Agreement between Michael K. Burke and Intermagnetics General Corporation dated February 12, 2003.
--------------------------------------------------------------------------------
   10.13 Revised Appendix A to Restricted Stock Unit Agreement between Philip J. Pelligrino and Intermagnetics General Corporation dated February 12, 2003.
--------------------------------------------------------------------------------
   10.14 Revised Appendix A to Restricted Stock Unit Agreement between Thomas J. O'Brien and Intermagnetics General Corporation dated August 4, 2003.
--------------------------------------------------------------------------------
   31.1           Rule 13a-14(a)/15d-14(a) Certification (Chief Executive
                  Officer)
--------------------------------------------------------------------------------
   31.2           Rule 13a-14(a)/15d-14(a) Certification (Chief Financial
                  Officer)
--------------------------------------------------------------------------------
   32.1           Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
   32.2           Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------