Form 10-K
period 2006-05-28
INTERMAGNETICS GENERAL CORP
filed 2006-08-11
CIK 351012

Click here for Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 28, 2006

OR

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ___________

Commission File Number 1-11344

INTERMAGNETICS GENERAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	14-1537454 (I.R.S. Employer Identification No.)

450 OLD NISKAYUNA ROAD P.O. BOX 461 LATHAM, NEW YORK (Address of principal executive offices)	12110-0461 (Zip Code)

Registrant’s telephone number, including area code: (518) 782-1122

Securities registered pursuant to Section 12(b) of the Act:

NONE

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $.10 par value per share

(Title of each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer    Accelerated filer   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $912,000,000, based upon the closing price of the registrant’s common stock on the NASDAQ Global Market as reported on November 25, 2005, the last business day of our most recently completed second fiscal quarter. Shares of voting stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The number of shares of the registrant’s common stock, outstanding, net of treasury shares, as of August 1, 2006 was 42,712,002.

i

Back to Contents

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are not historical facts and that are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Typically, we identify these forward-looking statements with words like “expect,” “intend,” “may,” “might,” “should,” “believe,” “anticipate,” “expect,” “estimate,” or similar expressions.

These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. They are based on currently available information and current expectations and projections about future events. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to, the factors discussed in Item 1A- Risk Factors of this Annual Report on Form 10-K as well as under the headings “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Quantitative and Qualitative Discussions About Market Risk.”

These factors may not be all of the factors that could cause actual results to differ materially from those discussed in any forward-looking statements. Our company operates in a continually changing business environment and new factors emerge from time to time. We cannot predict all such factors nor can we assess the impact, if any, of such factors on our financial position or our results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

The forward-looking statements in this Annual Report on Form 10-K speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Back to Contents

PART I

ITEM 1.	BUSINESS DESCRIPTION

On June 14, 2006, we entered into an Agreement and Plan of Merger, which we refer to as the merger agreement, with Philips Holding USA Inc., and Jumbo Acquisition Corp., a wholly owned subsidiary of Philips Holding. Pursuant to the merger agreement, Philips Holding will acquire Intermagnetics, and we will cease to be an independent public company. The merger is subject to regulatory and stockholder approval, and certain other closing conditions. We expect to complete the transaction in the fourth quarter of calendar year 2006. In connection with the proposed merger, we will file a definitive proxy statement and other materials with the Securities and Exchange Commission. Investors will be able to obtain free copies of the definitive proxy statement (when available) at the SEC’s website at www.sec.gov.

We serve the direct healthcare market as well as major healthcare equipment manufactures such as Philips Medical Systems, GE Healthcare, and Siemens Medical Solutions. Since its founding in 1971, Intermagnetics has evolved into a successful developer, manufacturer and marketer of high-field MRI magnets, radio frequency coils used with MRI systems, patient monitors and other diagnostic subsystems and components. We also continue to invest in the development of high-temperature superconducting, which we refer to as HTS, materials and devices designed to enhance the capacity, reliability and quality of electrical power transmission and distribution.

In the fiscal years ended May 30, 2004 and May 29, 2005, we acquired two medical device businesses; Invivo Corporation, which we refer to as Invivo, and MRI Devices Corporation, which we refer to as MRID. On February 15, 2005, we completed the sale of the only subsidiary (IGC-Polycold Systems, Inc.) in our former Instrumentation segment. As a result of the integration of our recent acquisitions and the sale of Polycold, our continuing operations now consist of three reportable segments: Magnetic Resonance Imaging, which we refer to as MRI, Medical Devices and Energy Technology.

Our MRI segment consists primarily of the manufacture and sale of low temperature superconducting, which we refer to as LTS, magnets by our Magnet Business Group, which we refer to as MBG.

Our Medical Devices segment consists of one collectively managed entity, Invivo Corporation, with a universal brand identity of “Invivo”. Invivo’s management team concentrates on the combined growth, revenues and profitability of its portfolio of products including RF coils, vital sign patient monitors, visualization and analysis systems as well as service for these products.

Our Energy Technology segment, operated through SuperPower Inc., is developing second generation, HTS materials that we expect to use in devices designed to enhance capacity, reliability and quality of transmission and distribution of electrical power. These materials and devices are also expected to have distinct defense industry applications.

Back to Contents

MRI SEGMENT

A.	Introduction

Intermagnetics first entered the medical market as a supplier to system integrators when Magnetic Resonance Imaging systems were introduced in the early 1980’s. MRI is a non-invasive diagnostic imaging tool that uses magnetic fields and radio frequencies to produce images of the internal organs and structures of the body. MRI systems are used worldwide, principally in hospitals and stand-alone imaging centers. At the core of an MRI system is a large, highly engineered magnet system. Through our Magnet Business Group, we design and manufacture superconducting magnet systems that offer high field strengths, excellent field quality and operational efficiency. We sell these magnets to MRI system integrators (also called original equipment manufacturers or OEMs).

Additional segment data is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” as well as in Note I of the Notes to Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K.

B.	Principal Products

Sales of products in our MRI segment provided approximately 43%, 45% and 68% of our net revenues from continuing operations in the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004, respectively.

Our principal products in the MRI segment include a variety of superconductive MRI magnet systems. The primary customer for these products is Philips Medical Systems. MBG currently offers a full family of cylindrical superconductive MRI magnet systems with field strengths of 1.0, 1.5 and 3.0 Tesla (“T”). Market demand for higher field strengths to enable faster and better quality imaging has resulted in an overall shift towards the higher field 1.5T and 3T systems. In addition, in the fiscal year ended May 29, 2005, MBG commenced commercial production of a unique non-cylindrical 1.0T superconducting open magnet system.

C.	Marketing

We market and sell our products in the MRI segment to MRI system integrators through our own marketing personnel.

Export Sales. Products sold to foreign-based companies, such as Philips Medical Systems in the Netherlands, were included as export sales even if some of the products sold were installed in the U.S. On that basis, our net export sales from continuing operations (including all segments) for the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004 totaled $184.1 million, $160.5 million and $101.8 million, respectively, most of which were to European customers billed in U.S. currency.

Principal Customers. Sales to customers accounting for more than 10% of our net revenues from continuing operations (including all segments) aggregated approximately 60% of sales in the fiscal year ended May 28, 2006, 52% of sales in the fiscal year ended May 29, 2005 and 71% of net sales in the fiscal year ended May 30, 2004. (See Note I of the Notes to Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K.)

Back to Contents

Philips Medical Systems is the principal customer for our MRI magnet systems. In the fiscal year ended May 30, 1999, we executed a sales agreement with Philips naming us as the exclusive supplier of certain magnet systems to Philips. We amended that agreement in the fiscal year ended May 25, 2003 to extend the term until the end of calendar year 2009. The term extends each year thereafter such that beginning in calendar year 2005 the agreement will continue in effect on a rolling five-year basis, unless otherwise terminated in accordance with certain provisions of the agreement. Sales to Philips (including sales by all segments) amounted to approximately 51%, 52% and 71% of our net revenues from continuing operations for the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004, respectively.

D.	Competition/Market

A small number of system integrators dominate the multi-billion dollar MRI industry. They include GE Healthcare, Philips, Siemens Medical Solutions, Hitachi Medical Corporation and Toshiba Corporation. MRI systems compete indirectly with other diagnostic imaging methods such as conventional and digital X-ray systems, nuclear medical systems, Ultrasound, PET scans and X-ray CT scanners.

Most large MRI system suppliers perceive higher field strength imaging systems that use superconductive magnets to have technical advantages over MRI systems that use resistive electromagnets and permanent magnets, which are limited in field strength either by high power consumption or by basic material properties. The overall trend towards higher fields has continued with the large system suppliers (Philips, GE and Siemens) offering predominantly 1.5T and 3T cylindrical magnet systems. Such systems are not feasible with permanent or resistive magnets. Lower field strength systems generally produce lower quality images, although rapid gains in computer technology have offset some of this quality loss. In the mid to late 1990s low field (0.2 to 0.3T) “open” magnet configurations based on permanent and resistive magnets enjoyed rapid growth in market share. This low field, permanent and resistive open field segment of the market has begun to decline with the continued introduction of higher field open MRI systems based on superconducting magnets. Two competitors have developed a 0.7T superconducting open field system and Philips has a 0.6T open magnet system. MBG has developed a more powerful 1.0T superconducting open magnet system for this market segment, with image quality competitive with 1.5T cylindrical magnets, and commenced commercial sales of this product to Philips toward the end of our fiscal year ended May 29, 2005.

Within the market for superconductive MRI magnet systems our competitors fall into two categories: (1) MRI system integrators that manufacture superconductive magnet systems for their own use; and (2) magnet manufacturers that make products for MRI system integrators.

The two largest MRI system integrators, GE Healthcare and Siemens, manufacture their own magnet systems. In addition, Siemens supplies MRI magnets to some smaller system integrators through its wholly owned magnet business, Siemens Magnet Technology, which we refer to as SMT.

Philips Medical Systems does not manufacture its own MRI magnets. Our contract with Philips provides that we supply all of Philips’ requirements for commercial medical diagnostic superconducting magnet systems (see Principal Products above).

Back to Contents

E.	Patents/Intellectual Property

Our success and competitive position in the MRI segment depends upon, among other things, our continued ability to develop new proprietary technology while protecting our existing intellectual property.

We directly or indirectly either own, or license a number of patents relating to magnet systems. No patents that we consider significant expire during the next five years. There are no assurances that changing technology and/or emerging patents will not adversely impact our current patent position or competitiveness. In addition, while we focus on developing and patenting new technologies, there are no assurances that this technology will become commercially significant, that patents will be granted or that competing patents will not be issued.

F.	Raw Materials and Inventory

Most materials and parts used in the manufacturing process for our MRI magnet systems are ordered based on production needs. We have long-term supply agreements with Luvata Advanced Superconductors and Alstom Magnets and Superconductors SA, for the supply of LTS wire and with SHI-APD Cryogenics Inc. for the supply of cryo-coolers – a key component of our MRI magnet systems. Sumitomo Heavy Industries, which owns SHI-APD, is now the leading manufacturer of cryo-coolers. LTS wire generally requires long lead times for order placement. An unplanned loss or severe reduction in supply of either of these components could result in added cost and temporary production delays. Generally, we invest in inventories based on production schedules required to fill existing and anticipated customer orders. As a consequence of our 2003 expanded agreement with Philips we now have increased responsibility for delivery flexibility in the magnet supply chain. This resulted in a one-time significant decrease in magnet deliveries in our first quarter of the fiscal year ended May 30, 2004.

G.	Warranty

We have not had significant expense to date for performance of our warranty obligations in the MRI segment.

H.	Government/Industry Regulation

All of our commercial manufacturing facilities (including the Medical Devices segment) are ISO 9001 certified. In addition, we seek, where appropriate, to comply with the certification and safety standards of organizations such as Underwriters’ Laboratories and the various safety and test regulations of the European Community. All of our facilities are subject to various government regulations, including those issued by the Department of Labor, the Occupational, Safety and Health Administration, and various federal, state and local environmental agencies. Our Latham, New York and Pewaukee, Wisconsin manufacturing facilities are also ISO 14000 certified, which is a contractual requirement under our agreement with our largest customer.

I.	Seasonality

Historically, we have not experienced substantial seasonality in our business, but beginning in our fiscal year ended May 29, 2005, we expected to see a higher degree of seasonality in our revenue resulting from our amended MRI magnet supply contract with Philips and our increased focus on direct sales within the Medical Devices segment.

Back to Contents

While we did not experience the magnitude of seasonality originally forecasted, typical expectations going forward are that sales during our first fiscal quarter of each fiscal year, which includes slower summer months, will be the lowest because of buying patterns of our newly expanded customer base. Sales during our second fiscal quarter are expected to be substantially stronger, followed sequentially by somewhat softer sales during our third fiscal quarter, which includes a significant number of globally observed holidays. Sales during our fourth fiscal quarter are generally expected to be the strongest of the year.

MEDICAL DEVICES SEGMENT

A.	Introduction

In our fiscal year ended May 29, 2005, we acquired MRI Devices Corporation, a leading developer and manufacturer of RF coils. During the fiscal year ended May 29, 2005, we combined MRID and our existing RF coil business with Invivo Corporation, a patient monitoring business that we acquired in our fiscal year ended May 30, 2004. This collectively managed entity has a universal brand identity of “Invivo”.

Invivo is a leading independent developer and manufacturer of RF coils, which act as antennae to transmit and/or receive radio frequency signals from the human body as it lies inside the strong magnetic field of the MRI system. These signals are transferred electronically to the MRI system computer where they are reconstructed into clinically useful diagnostic images. Invivo also designs a subsystem, called DynaCAD®, that allows for MRI breast imaging and biopsy and a Functional MRI (fMRI) subsystem, called Eloquence, that allows physicians to monitor brain activity (function) as well as brain anatomy. These subsystems work in conjunction with a conventional MRI system.

Invivo is also a market leader in the design and manufacture of MRI compatible patient monitors, which enable physicians to track vital signs while a patient is undergoing an MRI scan. Invivo pioneered the development of vital signs monitoring in the MRI environment. While not every patient needs to be monitored during an MRI scan, as the use of MRI continues to expand, particularly into areas such as cardiac and interventional MRI, we believe patient monitoring during MRI procedures will become increasingly important. The MRI environment presents unique challenges for patient monitoring. A monitor must not interfere with the MRI scan, and also must be protected from the MRI system’s magnetic field and radio frequency coils in order to perform accurately. Invivo also designs and manufactures bedside monitoring, central station monitoring and telemetry products for use in other areas of the hospital.

B.	Principal Products

We derived approximately 54%, 51% and 27% of our net revenues from continuing operations in the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004, respectively, from products in the Medical Devices segment. Additional segment data is provided in Note I of the Notes to Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K.

Back to Contents

Our principal products in the Medical Devices segment include:

•

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

•	MRI Patient Monitors. We design, manufacture and sell a line of patient monitors that can be used in the MRI suite during an MRI scan.
•

Bedside Patient Monitors. We offer a range of general patient monitors for bedside monitoring in a variety of acute care departments and ambulatory surgery centers, including the operating room, neonatal intensive care unit, emergency room and post-operative recovery areas.

•

Central Station Monitoring and Telemetry. Invivo’s central patient monitoring station is capable of providing centralized, real-time patient monitoring, CIS connectivity, alarm surveillance and documentation of up to sixteen telemetry transmitters and/or bedside monitors.

C.	Marketing

We market and sell our medical device products in the U.S. through Invivo’s own approximately 100 person sales and marketing team. Invivo also sells its products outside the U.S. through direct sales representatives and independent distributors. In addition, Invivo enters into supply agreements with group purchasing organizations to sell products to the GPO member healthcare providers. We also sell our RF coils and subsystems directly to original equipment manufacturers including Philips, GE, Siemens and Toshiba Medical Systems.

D.	Competition/Market

The market for RF coils is linked to the general MRI system market. Specialized RF coils – those dedicated to imaging particular parts of the human anatomy such as, but not limited to, the brain, liver, knee, neck, back, – increase the number of diagnostic applications for which an MRI system can be used. Generally, each MRI system can benefit from an array of seven to ten RF coils. MRI original equipment manufacturers generally sell between six and eight RF coils with each new MRI system, some of which they produce internally and some of which are provided by external suppliers including Invivo. We also sell coils directly to hospitals and imaging centers. In addition to the in-house RF coil capacity of original equipment manufacturers, there are a number of independent RF coil manufacturers of various size. Competition generally is based upon rapid innovation, capacity for development and production, price and diagnostic image quality. To remain competitive, we must continue to invent, commercialize, supply, service and sell products that deliver improved clinical outcomes and economic value.

Back to Contents

We estimate the worldwide market for patient monitoring products that measure multiple vital signs, including MRI-compatible and acute care, bedside patient monitoring, was approximately $2 billion in calendar year 2005. MRI compatible patient monitors are a small subset of this market. We are aware of three current competitors in the worldwide MRI compatible patient monitoring market and believe that we are the market leader. We expect that growth in the MRI monitoring market will come from new MRI system placements, outfitting existing MRI equipment not presently equipped with monitoring devices and replacing existing MRI patient monitors. The general patient monitoring market is highly competitive (we estimate 15 to 20 competitors) and includes companies that are much larger than us and that have significantly greater financial resources. We target our non MRI patient monitors to historically underserved or “niche” patient monitoring applications, including small hospitals (fewer than 100 beds), emergency rooms and ambulatory surgical centers.

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

We directly or indirectly either own, or license a number of patents relating to RF coils, MRI patient monitors and wireless telemetry. No patents that we consider significant expire during the next five years. There are no assurances that changing technology and/or emerging patents will not adversely impact our current patent position or competitiveness. In addition, while we focus on developing and patenting new technologies, there are no assurances that this technology will become commercially significant, that patents will be granted or that competing patents will not be issued.

F.	Raw Materials and Inventory

Most materials and parts used in the manufacturing process for our Medical Devices products are ordered based on production needs. We believe there are alternative suppliers at competitive prices for most of the parts, materials and components that we purchase for the manufacture of patient monitors. While we do obtain certain components from sole source suppliers because of the uniqueness of their specifications, in the event that one or more of our sole source suppliers cannot meet our demand, we do not anticipate any significant difficulties in obtaining any of these materials from alternative sources.

G.	Warranty

We provide a warranty for products. The term of the warranty is generally between 12 and 36 months, depending on the product. Products requiring service during, or after the warranty period, are returned to our repair centers. See Note A of the Notes to Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K.

Back to Contents

H.	Government/Industry Regulation

The Medical Devices segment is subject to the same regulations described in Section H, MRI Segment, above. In addition, our medical products are subject to regulation by the U.S. Food and Drug Administration and, in some instances, corresponding state and foreign government agencies. Our existing medical devices were cleared for marketing in the U.S. through the FDA’s section 510(k) pre-market notification process. This process is available where the new product being submitted to the FDA can be compared to a pre-existing commercially available product that performs substantially equivalent functions. If a product does not meet the eligibility requirements for the 510(k) process, then it must receive approval under a more time consuming and costly pre-market approval procedure. The FDA may conduct investigations, evaluations and inspections of our medical device products and manufacturing facilities at its own initiative or in response to customer complaints or reports of malfunctions. If the FDA believes its regulations have been violated, it has extensive enforcement authority including the power to seize, embargo or restrain entry of products into the market and to prohibit the operation of manufacturing facilities until the deficiencies are corrected to the FDA’s satisfaction. Compliance with these requirements has not, to date, had a material effect on our capital expenditures, earnings or competitive position.

I.	Seasonality

Because a significant portion of Invivo’s sales are to direct customers (hospitals, clinics and other medical locations.), sales in the Medical Devices segment will contribute to the seasonality described in Section I, MRI Segment, above.

ENERGY TECHNOLOGY SEGMENT

A.	Introduction

Through our subsidiary, SuperPower Inc., we are focused on developing high temperature superconducting materials and HTS-based devices that address a potential market for more efficient, reliable and environmentally friendly electric transmission and distribution equipment. We expect additional uses in defense applications, such as directed energy weapons using high-power microwaves and pulsed lasers, all-electric warships (propulsion motors and electric generators) and hypersonic airborne applications, as well as naval operations involving aircraft launch, ship degaussing and mine-sweeping.

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

In the fiscal year ended May 28, 2006, we announced that we were exploring opportunities to make SuperPower an independent company and we engaged an investment bank to assist us in these efforts. We do not expect to execute on any plans to make SuperPower independent prior to our acquisition by Philips (see Note O of Notes to Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K).

Back to Contents

B.	Principal Products
(i)	2G HTS Conductor

In the fiscal year ended May 28, 2006, we made significant progress in scaling up for commercial production of second generation, which we refer to as 2G, HTS conductor (wire /tape etc.). We believe we are, and have consistently been, a global leader with respect to 2G wire development and production as measured by technical performance.

Initially, researchers and developers focused on first generation HTS wire, which we refer to as 1G, using Bismuth based materials. We believe that the high cost of raw materials required for these wires (notably, high-purity silver), the high labor content and certain performance limitations will prevent the widespread commercialization of 1G wire and devices. Second generation wires are based on less expensive nickel alloy substrates (such as hastelloy and inconel) and can be manufactured using a far less labor-intensive process than 1G wire. As a result, we believe that we will be able to reach cost and performance levels necessary for the commercialization of HTS components and devices by utilizing 2G wire. We are working with the Los Alamos National Laboratory, the Argonne National Laboratory, and the Oak Ridge National Laboratory, and obtained cost-share funding from the U.S. Department of Energy to assist in our research and development efforts. SuperPower has also received additional funding from the Department of Defense Title III office, the Air Force Research Laboratory and the Air Force Office of Strategic Research related to 2G wire development.

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

(a) HTS Transmission Cable: HTS electric transmission cables have higher current-carrying capacity than conventional copper cables. This allows more power to be transmitted over a smaller diameter cable. In addition, HTS cables are cooled using liquid nitrogen, while conventional cables use oil as a cooling medium, which can leak and cause fires or explosions. Because of these, and other beneficial characteristics, we believe that HTS cables could provide an attractive alternative to conventional copper cables. Since our fiscal year ended May 26, 2002, we have engaged in a program to develop and install a 1G HTS power cable in an urban right-of-way in Albany, New York. The first phase of this cable project was energized on July 20, 2006, and we believe it is the first ever in-grid demonstration of an HTS cable. This ongoing project is receiving funding from the U.S. DOE and the New York State Energy Research and Development Authority. Sumitomo Electric Industries, Ltd., which we refer to as SEI, is our cable integration partner for the project and the BOC Group, Inc. which we refer to as BOC, is providing the cryogenic refrigeration system for the cable. This first phase of this cable project, is a total of 350m in length and uses 1G wire. In the second phase of the project, we expect to substitute a 30m section of 2G cable for a portion of the original 1G cable. The 2G wire used in the project (a total of nearly 10 km) is being manufactured by SuperPower. Testing and operation of the cable will continue for an undetermined period of time.

Back to Contents

(b) HTS Fault Current Limiter: In the electrical transmission and distribution system, a short circuit (fault condition) can result from events such as lightning or downed trees striking a power line. Such events create a power surge through the electric system that can cause serious damage to grid equipment. Conventional circuit breakers are deployed within substations to protect equipment from damage, but continuing growth of power demands and complexity in the power grid have created the potential for fault currents to increase to levels that exceed the current interrupting capabilities of conventional circuit breakers. We are working to develop an HTS fault current limiter, which we refer to as FCL, that would effectively function as a “power valve”, servi ng to reduce the available fault current in a fraction of a second to a safer level within the operating limits of existing circuit breakers.

SuperPower has developed patented FCL technology, and in the fiscal year ended May 25, 2003, we initiated a program to develop, design, manufacture and demonstrate a 138 kV HTS FCL using 1G melt cast elements. During the fiscal year ended May 28, 2006, we placed our FCL program on hold because one of our partners was unable to overcome certain technological challenges necessary to proceed to the next phase of this project. In June of 2006, we executed an agreement with SEI to participate in a revised FCL program that will incorporate 2G wire, rather than 1G elements. BOC is also participating in this program, which has received funding from the DOE and the Electric Power Research Institute. In July of 2006, the Department of Energy also awarded SuperPower supplemental funding under its Gridworks Program to further underwrite the cost of development of 2G elements. Gridworks funding for this purpose is expected to total $2 million.

(c) Other Applications: We continue to explore other HTS applications including HTS transformers and HTS motors and generators.

C.	Marketing

We intend to reach the electric utility and defense industry marketplaces via strategic relationships with major multi-national, brand recognized electrical equipment OEMs and material/component suppliers. Under our cable project agreements with SEI, and BOC, we have a first right to supply 2G wire for HTS cable demonstration projects in North America and/or the U.K. and we have also agreed to explore other cable opportunities in North America and or the U.K. We also have an arrangement with SEI for the design, development, manufacture and marketing of HTS fault current limiter technology in a defined field of use and within defined territories. Rockwell Automation (Reliance Electric) and SuperPower have signed an exclusive agreement to design, develop, build and install HTS electric motors and generators for commercial, industrial, military and marine applications.

D.	Competition/Market

With respect to HTS-based products, we anticipate that we will participate principally as a developer and manufacturer of materials and components. These materials and components are necessary to enable HTS cable, transformer, fault current limiting and motor/generator technologies, and associated cryogenic refrigeration systems to succeed. We will also be a developer and supplier of 2G HTS wire and electrical coils and expect to develop, manufacture and sell fault current limiters.

Back to Contents

We believe our most significant U.S.-based competitor for 2G wire is American Superconductor Corporation, which has established strategic development and/or marketing relationships with a number of existing suppliers and users of electric power equipment. Internationally, competitors include UlteraTM (NKT/Southwire joint venture), Nexans SuperConductors GmbH and Furukawa Electric Co., Ltd. for cables, and Siemens and ABB Ltd. for transformers and FCLs. We also compete with Fujikura Ltd. on 2G wire.

We believe that the underlying economics for HTS-based products are attractive. However, potential commercial and defense end-users lack experience with such products in field operations. This, along with the cost of currently existing 1G wire, has limited the adoption rate, especially in the context of larger, more expensive applications such as those for utility power plants and electric networks and defense applications. Managers of electric utilities focus on issues of long-term reliability, compatibility, maintenance and cost, and expect electrical equipment to demonstrate 30 – 40 year life cycles. For this reason, only the most forward-looking utilities have begun to test prototype HTS systems. Prior to widespread adoption of HTS-based products, developers and manufacturers of HTS based products will ultimately need to demonstrate the economic feasibility and performance reliability of HTS-based products. There are no assurances that a market for these products will develop.

The current annual market for 1G HTS conductor is estimated to be about 800 km. When 2G wire is available with performance characteristics exceeding those for 1G wire, at prices that are competitive with 1G wire, it is likely that 2G will supplant the existing 1G market for ongoing HTS application demonstration programs. SuperPower presently expects to be a first mover in the fabrication of 2G wire, and as such expects to have an early market advantage in the displacement of 1G wire.

Because of the perceived commercial potential of HTS materials, HTS research is a highly competitive field, and currently involves many commercial and academic institutions around the world that may have more substantial economic and human resources to devote to HTS research and development than do we. There can be no assurances that we will have sufficient resources to bring HTS products to market or that emerging patents will not adversely impact our competitiveness. In addition, there can be no assurance that we will achieve a commercially significant position in this emerging marketplace.

E.	Intellectual Property/Patents

We have been awarded 16 US patents and have approximately 150 patent applications pending in process, equipment and device technologies invented by SuperPower employees. We believe that our current patents and patent applications, together with our expected ability to obtain licenses from other parties, will provide us with sufficient access to relevant intellectual property to develop and sell HTS wire and system components consistent with our business plan. However, the patent landscape in HTS is unusually complex, and many participants are continuously filing new patents aggressively. Since the discovery of high temperature superconductors in 1986, rapid technical advances have resulted in the filing of a large number of patent applications relating to superconductivity worldwide. Many patents and patent applications overlap and are contested. A number of patents and patent applications of third parties relate to our current and future products. We may need to acquire licenses for those patents, successfully contest the scope or validity of those patents, or design around patented processes or applications.

Back to Contents

A number of other companies (including HTS competitors) have filed patent applications, and in some instances have been issued patents, on various aspects of HTS composition of matter, HTS wire processing, HTS wire architecture, and HTS component and subsystem design and fabrication. We may be required to obtain licenses under any patents issued or pending patents that might cover the materials, processes, architectures, components or devices that we wish to use, develop or sell.

F.	Raw Materials and Inventory

1G wire currently requires relatively high proportions of silver in the manufacturing process. This adds significant expense to the cost of the conductor and is one of the reasons we believe 1G wire will not achieve widespread commercial success. We expect to order parts and components for demonstration devices based on needs, utilizing multiple sources. We anticipate purchasing raw materials that include targets and precursors for scaling up the manufacture of 2G wire. These materials are available from multiple sources. We currently do not maintain significant quantities of inventory of any of the supplies used in 2G wire or for our device development needs.

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

External funding covers a substantial portion of our research and development expenditures, principally from the U.S. government. In our fiscal year ended May 28, 2006, approximately 31% of total research and development activities were paid by such external programs, compared to approximately 36% in our fiscal year ended May 29, 2005 and 49% in our fiscal year ended May 30, 2004. During the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004, product research and development expenses from continuing operations, including externally funded amounts, were $45,381,000, $39,880,000 and $25,480,000, respectively. This increase in our fiscal year ended May 28, 2006 is predominately related to internal spending on both new product development in our manufacturing segments and various HTS projects in our Energy Technology segment. Funding received from governmental awards was relatively consistent with our fiscal year ended May 29, 2005. Although it is nearly impossible to predict the availability of government funding, we expect this trend to continue. Additionally, the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004 contained customer funding for product development.

In any given year, we can experience significant increases or decreases in external funding depending on our success in obtaining funded contracts.

Back to Contents

INVESTMENTS

We do not currently hold any investments. Any invested cash balances have original maturities of 90-days or less and are classified as cash and cash equivalents.

PERSONNEL

On May 28, 2006, we employed approximately 1,150 people. We consider our relations with our employees to be good.

There is great demand for trained scientific and technical personnel as well as for key management personnel and our growth and success will require us to attract and retain such personnel. Many of the prospective employers of such personnel are larger and have greater financial resources than we do and may be in a better position to compete for prospective employees.

AVAILABLE INFORMATION

On our Web site at www.intermagnetics.com, we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other filings required by the SEC, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our SEC reports can be accessed through the investor relations section of our Web site. In addition, our website includes, among other things, our corporate governance principles, charters of various committees of the Board of Directors, and our code of business conduct and ethics applicable to all employees, officers and directors. Copies of these documents may be obtained free of charge from our website. Any stockholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Intermagnetics General Corporation, c/o Investor Relations, 450 Old Niskayuna Road, Latham, New York 12110. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

Back to Contents

ITEM 1A.	RISK FACTORS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

Failure to complete the proposed merger could negatively impact our stock price, future business and financial results.

On June 14, 2006, we entered into an Agreement and Plan of Merger, with Philips Holding USA Inc., and Jumbo Acquisition Corp., a wholly owned subsidiary of Philips Holding. The merger agreement provides that Jumbo Acquisition Corp. will merge with and into Intermagnetics, with Intermagnetics surviving as a wholly owned subsidiary of Philips Holding and an indirect subsidiary of Koninklijke Philips Electronics, N.V. The merger is subject to regulatory and stockholder approval, and certain other closing conditions. We expect to complete the transaction in the fourth quarter of calendar year 2006 and when the transaction is completed, we will no longer be a publicly traded company. However, there is no assurance that the merger agreement and the merger will be approved by our stockholders, and there is no assurance that the other conditions to the completion of the merger will be satisfied. If the merger is not completed, we will be subject to several risks, including the following:

•	Philips Medical Systems currently accounts for half of our sales. If the merger is not completed our relationship with Philips could be adversely affected;
•	under certain circumstances, if the merger is not completed, we may be required to pay Philips a termination fee of $38,970,000;
•

the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the stock market of us generally and a decline in the market price of our common stock;

•	certain costs relating to the merger, such as legal, accounting and financial advisory fees, are payable by us whether or not the merger is completed;
•

there may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations, because matters related to the merger may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us;

•	our business could be adversely affected if we are unable to retain key employees or attract replacements; and
•	we would continue to face the risks that we currently face as an independent company.

Back to Contents

We may be subject to significant litigation.

We do business in the critical healthcare setting, and may from time to time be subject to significant litigation arising from actual or alleged injuries to patients. Litigation is by its nature costly and may divert management’s attention, either of which could adversely affect our operating results. In addition, if any current or future litigation is determined adversely, our operating results and financial condition could be adversely affected.

On June 16, 2006, and June 20, 2006, two putative class action complaints were filed in the Supreme Court of the State of New York, Albany County, naming Intermagnetics and its directors (and, in one complaint, Royal Philips) as defendants. The actions, Mohamed Farouk Gani v. Intermagnetics General Corporation, et al., No. 3884-06, and Thomas Scionti v. Intermagnetics General Corporation, et al., No. 3946-06, challenge the merger agreement and related transactions. The complaints allege that the directors of Intermagnetics breached their fiduciary duties, including by failing to publicly announce an open bidding process or otherwise seek additional offers to acquire Intermagnetics, and by failing to provide full disclosure of certain material financial information. The complaints also allege that Intermagnetics (and, in one of the complaints, Philips) aided and abetted these alleged fiduciary violations. The plaintiffs seek equitable relief, including an injunction preventing us from proceeding with or consummating the merger. Intermagnetics believes that these allegations are without merit and intends to contest them vigorously.

We are subject to risks associated with acquisitions.

An important aspect of our growth strategy may include making acquisitions. Acquisitions involve numerous risks, including difficulties in the integration of the operations, services, technologies, products and personnel of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, potential loss of key employees and customers of the acquired companies and lack of acceptance by the marketplace of the acquired companies’ products or services. Moreover, we may face exposure to litigation and other unanticipated contingent liabilities of the acquired companies. Any of these problems or factors could result in a material adverse effect to our business, financial condition and results of operations.

We are subject to risks of new laws related to health care.

Our customer base includes original equipment manufacturers of medical diagnostic equipment, imaging centers, hospitals and other healthcare providers. Changes in the law or new interpretations of existing laws, including, but not limited to the Medicare Modernization Act and the Deficit Reduction Act, may have a significant effect on our costs of doing business and the amount of reimbursement we and our customers receive from both government and third-party payers. In addition, economic forces, regulatory influences and political initiatives are subjecting the health care industry to fundamental changes. Federal, state and local government representatives are likely to continue to review and assess alternative health care delivery systems and payment methods. We expect ongoing public debate on these issues. Any of these efforts or reforms could have a material adverse affect on our business and results of operations.

Back to Contents

A significant portion of our revenue currently comes from a small number of customers, and any decrease in revenue from these customers could harm our operating results.

We depend on a small number of customers for a large portion of our business, and changes in our customers’ orders may have a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results. Although we have broadened our customer base over the past several fiscal years, we will continue to depend on sales to a relatively small number of major customers. Because it often takes significant time to replace lost business, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce significant orders in the future. In addition, we generate significant accounts receivable in connection with the products we sell to our major customers. Although our major customers are large corporations, if one or more of our customers were to become insolvent or otherwise be unable to pay for our products, our operating results and financial condition could be adversely affected.

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

We order raw materials and components denominated in U.S. Dollars to complete our customers’ orders, and some of these raw materials and components are ordered from sole-source suppliers. Although we work with our customers and suppliers to minimize the impact of shortages in raw materials and components, we sometimes experience short-term adverse effects due to price fluctuations and delayed shipments. If a significant shortage of raw materials or components were to occur, we might have to delay shipments or pay premium pricing, which could adversely affect our operating results. In some cases, supply shortages of particular components will substantially curtail production of products using these components. We are not always able to pass on price increases to our customers. Accordingly, some raw material and component price increases could adversely affect our operating results.

Back to Contents

Uncertainties and adverse trends affecting the medical device industry, including the markets of any of our major customers may adversely affect our operating results.

Our business depends primarily on the MRI market, which is subject to rapid technological change, pricing and margin pressure. In addition, changes in government policy relating to reimbursement for the purchase and use of medical capital equipment could also affect our sales.

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

We have continuing programs designed to develop new products and to enhance and improve our products. We are expending significant resources on the development of new products in all of our segments. The successful development of our products and product enhancements are subject to numerous risks, both known and unknown, including:

•	unanticipated delays;
•	access to capital;
•	budget overruns;
•	technical problems; and

Back to Contents

•

other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of these new products, including, for example, changes requested by the FDA in connection with pre-market approval applications for our medical device products or lack of government funding for our HTS initiatives.

Given the uncertainties inherent with product development and introduction, we cannot assure you that any of our product development efforts will be successful on a timely basis or within budget, if at all. Our failure to develop new products and product enhancements on a timely basis or within budget could harm our business and prospects.

Our business could be harmed if our products contain undetected errors or defects or do not meet customer specifications.

We are continuously developing new products and improving our existing products. Newly introduced products can contain undetected errors or defects. In addition, these products may not meet their performance specifications under all conditions or for all applications. If, despite our internal testing and testing by our customers, any of our products contains errors or defects or any of our products fail to meet customer specifications, then we may be required to enhance or improve those products or technologies. We may not be able to do so on a timely basis, if at all, and may only be able to do so at considerable expense. In addition, any significant reliability problems could result in adverse customer reaction, negative publicity or legal claims and could harm our business and prospects.

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

Back to Contents

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year ended May 28, 2006 and that remain unresolved.

ITEM 2.	PROPERTIES

Our corporate headquarters and MBG are located in approximately 146,000 square feet of space located in Latham, New York, which we refer to as the Latham Facility. We own the Latham Facility. (See Note C of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.)

SuperPower leases approximately 65,000 square feet of office and manufacturing space in nearby Schenectady, New York. The lease has a 20 year term ending in October 2019.

Invivo Corporation owns an approximately 50,000 square foot office and manufacturing facility in Orlando, Florida. This facility is subject to a mortgage. (See Note C of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on form 10-K.) Invivo also leases approximately 30,000 square feet of additional office and manufacturing space in Orlando. In addition, Invivo owns approximately 55,000 square feet of office and manufacturing space in Gainesville, Florida, which is subject to a term loan (See Note C of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on form 10-K.) Invivo leases an additional 45,000 square feet of manufacturing space in Gainesville and approximately 30,000 square feet of office and manufacturing space in Pewaukee, Wisconsin. Invivo also leases approximately 13,000 square feet of office space in Valencia, California. We also lease approximately 15,000 square feet in Germany, UK, and Singapore to support international distribution, product development, and light manufacturing.

We intend to expand our respective MRI magnet and RF coil manufacturing capability during our fiscal year ended May 27, 2007. We believe that our facilities are adequate and suitable for our current and near-term needs.

ITEM 3.	LEGAL PROCEEDINGS

On June 16, 2006, and June 20, 2006, two putative class action complaints were filed in the Supreme Court of the State of New York, Albany County, naming Intermagnetics and its directors (and, in one complaint, Royal Philips) as defendants. The actions, Mohamed Farouk Gani v. Intermagnetics General Corporation, et al., No. 3884-06, and Thomas Scionti v. Intermagnetics General Corporation, et al., No. 3946-06, challenge the merger agreement and related transactions. The complaints allege that the directors of Intermagnetics breached their fiduciary duties, including by failing to publicly announce an open bidding process or otherwise seek additional offers to acquire Intermagnetics, and by failing to provide full disclosure of certain material financial information. The complaints also allege that Intermagnetics (and, in one of the complaints, Philips) aided and abetted these alleged fiduciary violations. The plaintiffs seek equitable relief, including an injunction preventing us from proceeding with or consummating the merger. Intermagnetics believes that these allegations are without merit and intends to contest them vigorously.

Back to Contents

To our knowledge, no director, officer, affiliate of Intermagnetics, holder of 5% or more of our common stock, or associate of any of the foregoing, is a party adverse to, or has a material interest adverse to, Intermagnetics or any of our subsidiaries in any proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Back to Contents

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market under the ticker symbol IMGC. The high and low closing prices of our common stock for each quarterly period for our last two fiscal years, based on quoted market prices, are shown below.

	Closing Prices (1)

	High	Low

Fiscal Year 2005
Quarter Ended August 28, 2005	21.15	16.95
Quarter Ended November 27, 2005	23.51	18.24
Quarter Ended February 26, 2006	30.59	20.53
Quarter Ended May 28, 2006	29.87	19.52
Fiscal Year 2005
Quarter Ended August 29, 2004	17.09	13.35
Quarter Ended November 28, 2004	19.07	13.55
Quarter Ended February 27, 2005	20.36	15.68
Quarter Ended May 29, 2005	19.84	15.42

(1)	The closing prices have been adjusted to reflect a 50% stock dividend distributed on February 21, 2006 to stockholders of record on February 6, 2006.

There were approximately 1,166 holders of record of our common stock as of August 1, 2006. We have not paid cash dividends in the past ten years, and we do not anticipate that we will pay cash dividends or adopt a cash dividend policy in the near future. Under our bank agreements; prior bank approval is required for cash dividends in excess of our net income for the year to which the dividend pertains.

Purchases of Equity Securities by the Issuer and Affiliated Purchases:

On September 1, 2005 the Executive Committee of our Board of Directors authorized us to re-purchase up to 3,750,000 shares of our common stock. This authorization supersedes the Board’s previous re-purchase authorization, which was approved in July of 2002. During our fiscal year ended May 28, 2006, we repurchased 176,550 shares at an average price of $18.86 under the current re-purchase authorization.

Back to Contents

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of our Share Repurchase Program	Maximum Number of Shares that may yet be Purchased Under our Share Repurchase Program

October	176,550	$18.86	176,550

Total	176,550		176,550	3,573,450

(a)

Information is presented on a fiscal year basis, consistent with our quarterly financial reporting. We did not repurchase any additional shares of our common stock during the three months ended May 28, 2006.

Equity compensation plan information follows:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	4,556,934	$3.110	1,696,639
Equity compensation plans not approved by stockholders
New Hire Incentive Plan (1)	175,950	none	none
(1)

The New Hire Incentive Plan is designed to attract highly competent employees for key positions. As such, this plan is not for general use but for selected critical positions. Therefore, no specific shares have been allocated for this purpose. Rather shares will be issued from the authorized shares of the Company’s Common Stock and approved by our Board of Directors on an applicant by applicant basis.

The remaining information called for by this item relating to “Securities authorized for issuance under equity compensation plans” is reported in Note D of the Notes to Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K.

Back to Contents

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from our consolidated financial statements included in this Annual Report on Form 10-K. The selected statement of operations data and the selected balance sheet data set forth below should be read in conjunction with, and is qualified in its entirety by, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K.

(Dollars in Thousands, Except Per Share Amounts)

For the Fiscal Year Ended	May 28, 2006	May 29, 2005	May 30, 2004	May 25, 2003	May 26, 2002

Net Revenues, from continuing operations (c)	$313,494	$264,759	$139,739	$126,841	$135,152
Gross Margin, from continuing operations (c)	140,010	120,185	59,261	50,498	55,522
Income, from continuing operations, before Income taxes (c)	36,193	19,922	18,194	20,723	29,729
Income, from continuing operations (c)	25,098	14,017	11,881	13,532	20,218
Per common share (a) (b) :
Basic:
Continuing operations	0.59	0.34	0.32	0.36	0.55
Discontinued operations	0.00	0.56	0.08	0.04	0.01

	0.59	0.90	0.40	0.40	0.56
Diluted:
Continuing operations	0.58	0.33	0.31	0.35	0.52
Discontinued operations	0.00	0.56	0.08	0.04	0.01

	0.58	0.89	0.39	0.39	0.53

At End of Fiscal Year	2006	2005	2004	2003	2002

Working Capital	$130,272	$51,551	$52,020	$109,865	$93,113
Total Assets	443,338	389,648	284,935	185,055	177,225
Long-Term Debt (net of current maturities)	58,369	19,885	57,635	4,384	4,668
Note payable	5,000	5,000	—	—	—
Retained Earnings	106,287	81,189	43,643	28,783	13,866
Stockholders’ Equity	312,012	275,006	175,569	154,504	147,394

(a)

Income per common share has been computed during each period based on the weighted average number of shares of our common stock outstanding plus dilutive potential common shares (where applicable). We did not pay a cash dividend on our common stock during any of the periods indicated.

Back to Contents

(b)

Net income per common share has been restated to give effect to the three for two stock split in the form of a 50% stock dividend distributed on February 21, 2006 to stockholders of record on February 6, 2006.

(c)

Prior to our fiscal year ended May 28, 2006, net revenues, gross margin and income before income taxes have been restated to exclude amounts associated with IGC-Polycold Systems, Inc., the Company’s wholly-owned subsidiary, which was sold on February 15, 2005.

Back to Contents

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004 should be read in conjunction with “Selected Financial Data” and our audited consolidated financial statements and the notes to those statements that are located elsewhere in this Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A Risk Factors” above and elsewhere in this Annual Report.

OVERVIEW OF SIGNIFICANT EVENTS

On June 14, 2006, we entered into an Agreement and Plan of Merger, with Philips Holding USA Inc., and Jumbo Acquisition Corp., a wholly owned subsidiary of Philips Holding. Pursuant to the merger agreement, Philips Holding will acquire Intermagnetics, and we will cease to be an independent public company. The merger is subject to regulatory and stockholder approval, and certain other closing conditions.

On January 25, 2006, our Board of Directors declared a fifty percent common stock dividend which had the effect of a three-for-two split of our common stock. The dividend was distributed on February 21, 2006 to stockholders of record on February 6, 2006. All share and per share data included in this filing have been adjusted to retroactively reflect this stock dividend.

On September 1, 2005, we executed an amended and restated Credit Agreement with our existing group of commercial lenders. The Amended and Restated Credit Agreement effectively increased our unsecured revolving credit facility from $105 million to $200 million and eliminated the amortizing term loan portion of the facility, which had been $25 million. The maturity date of the credit agreement has been extended from December 2008 until September 2010. In addition, the mandatory pre-payment provisions were eliminated and we received more favorable financial covenants including improved debt leverage and interest coverage ratios. As of May 28, 2006, we are in compliance with all contractual covenants. In conjunction with this amendment, we were required to pay a non-refundable commitment fee and other direct costs to administer the amendment totaling $318,000. These costs were deferred and will be amortized straight-line over the remaining life of the debt.

In connection with the execution of the credit agreement, we borrowed $55 million under the amended and restated facility. The proceeds were used principally to retire amounts borrowed under the original credit agreement including the entire $19.4 million balance remaining on the term loan and the $14 million borrowed under the revolving portion of the facility. An additional $4 million was used to retire the mortgage on our Latham, New York manufacturing facility which matured in November 2005. The balance of the proceeds will be used to meet working capital requirements and other corporate expenses.

Back to Contents

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

In addition, effective September 1, 2005, the Executive Committee of our Board of Directors authorized us to re-purchase up to 3,750,000 shares of our common stock. This authorization supersedes the Board’s previous re-purchase authorization, which was approved in July of 2002. During our fiscal year ended May 28, 2006, we repurchased 176,550 shares at an average price of $18.86 under the current re-purchase authorization.

On February 15, 2005, we completed the sale of our wholly-owned subsidiary, IGC-Polycold Systems, Inc. to Helix Technology Corporation. Helix purchased all of the outstanding capital stock of Polycold for about $49.7 million in cash. The operations of Polycold through the date of sale are included in income from discontinued operations for the fiscal years ended May 29, 2005 and May 28, 2004.

On July 16, 2004, during the first quarter of our fiscal year ended May 29, 2005 we completed our purchase of MRI Devices Corporation, which we refer to as MRID, a privately held manufacturer of radio frequency (RF) coils and related sub-systems for MRI systems. MRID’s results of operations have been included in our consolidated financial statements since the date of acquisition and are included in our discussion on the Results of Operations below. Since the acquisition, we have combined MRID and our pre-existing RF coil subsidiary into one entity.

During our fiscal year ended May 30, 2004, we completed our purchase of Invivo Corporation, which was acquired through a public tender offer. The acquisition of Invivo substantially expanded our direct sales team and customer base. Invivo develops and manufactures patient monitors as well as RF coils and related subsystems. Invivo’s results of operations have been included in our consolidated financial statements since the date of acquisition and are included in our discussion on Results of Operations below.

SEGMENT STRUCTURE

We operate in three reportable segments: Magnetic Resonance Imaging (MRI), Medical Devices, and Energy Technology. During the third quarter of our fiscal year ended May 29, 2005, we sold Polycold, the sole subsidiary in our former Instrumentation segment.

The MRI segment consists primarily of the manufacture and sale of low temperature superconducting magnets (by our Magnet Business Group).

Back to Contents

Our Medical Devices segment consists of one collectively managed entity, Invivo Corporation with a universal brand identity of “Invivo”. Invivo’s management team concentrates on the combined growth, revenue and profitability of its portfolio of products including RF-coils, vital sign patient monitors, visualization and analysis products and service for these products. RF-coils are application-specific devices that work as a part of the overall MRI system to create images of specific anatomical areas of the body. Examples include breast, head, knee and wrist RF-coils. These products are sold directly to major original equipment manufacturers (OEM’s) including Philips Medical Systems, GE Healthcare, Siemens Medical Solutions and Toshiba Medical Systems. These products are also sold directly to healthcare providers through Invivo’s direct global sales network comprised of direct sales representatives and independent distributors. Vital sign monitoring products are devices used throughout hospital acute care departments, ambulatory surgical outpatient centers, hospital based radiology departments, and free-standing diagnostic imaging centers. These products monitor and display respiratory and cardiac vital signs such as temperature, heart rate and blood pressure. Invivo offers both MRI-compatible monitors for use in the MRI imaging suite and bedside monitors with central viewing systems at central nurse stations. Visualization and analysis systems are software based products used in conjunction with RF coils in diagnostic imaging and interventional diagnostic procedures. Invivo provides service through its repair centers. Invivo also enters into supply agreements with Group Purchasing Organizations (GPO) to sell products to the GPO member hospitals or healthcare facilities.

In Energy Technology, our subsidiary, SuperPower Inc. is developing high-temperature superconducting materials and devices designed to enhance the capacity, reliability and quality of electrical power transmission and distribution.

We evaluate the performance of our reportable segments based on operating income (loss). We operate on a 52/53-week fiscal year ending the last Sunday during the month of May. Fiscal year 2006 and 2005, were both 52-week years ending on May 28, 2006 and May 29, 2005, respectively. Fiscal year 2004 was a 53-week year ending on May 30, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of our financial condition and results of operations are based upon, in part, our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect assets, liabilities, revenues, expenses and related disclosure of contingent liabilities.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 101 as amended by Staff Accounting Bulletin No. 104, on product that has been shipped. In these cases, all the criteria for revenue recognition have been met including, but not limited to: persuasive evidence of an arrangement exists; the arrangement includes a product price that is fixed and determinable; we have accomplished what we must do to satisfy the terms of the arrangement including passing title and risk of loss to our customer upon shipment; and collection from our customer is reasonably assured in accordance with the terms of the arrangement.

In accordance with Emerging Issues Task Force (EITF) No. 06-3, we do not include sales tax billed to customers in net revenues.

Back to Contents

In other instances, we recognize revenue in accordance with Staff Accounting Bulletin No. 101 as amended by Staff Accounting Bulletin No. 104, on product that is complete and ready to ship for which our customer has requested a delay in delivery. In these cases, all the criteria for revenue recognition have been met including, but not limited to: the customer has a substantial business purpose; there is a fixed delivery date; title and risk of loss has transferred to our customer; the product is complete and ready for shipment; and the product has been segregated and is not available to be used to fill other orders. Upon notification from our customer the product is shipped to the stated destination. As of May 28, 2006, May 29, 2005 and May 30, 2004, bill and hold sales comprised 0.4%, 0.1% and 0.0% of annual consolidated revenue from continuing operations, respectively.

We recognize revenue and profit on long-term development contracts based upon actual time and material costs incurred plus contractual earned profit. These types of contracts typically provide engineering services to achieve a specific scientific result relating to superconductivity. The customers for these contracts are both commercial customers and various state and federal government agencies. When government agencies are providing revenue we do not expect the government to be a significant end user of the resulting products. Therefore, we do not reduce product research and development by the funding received.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts for estimated receivable losses. Management considers historical collection experience and reviews aging reports on our outstanding receivable balances on a regular basis to assess the collectibility of these balances, and adjusts the allowance for doubtful accounts accordingly. Increases to the allowance are expensed and included in operating expenses. The allowance and the related receivable are reduced when the account is deemed uncollectible.

Inventory Reserves

We maintain a reserve for inventory that has become damaged in the manufacturing process or technologically obsolete. If technology advances more rapidly than expected, manufacturing processes improve substantially or the market for our products declines substantially, adjustments to reserves may be required.

Goodwill and Intangible Asset Impairments

Goodwill and other long-lived assets are reviewed for impairment whenever events such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. Additionally, we perform a test for goodwill impairment annually during the second quarter of each fiscal year. The determination of whether these assets are impaired is calculated using estimated discounted future cash flows of the operations associated with the related reporting unit and involves significant judgments such as long term revenue projections, weighted average cost of capital, product cost reductions, market penetration and sufficient product research and development to keep pace with market demand. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances.

Back to Contents

Warranty Reserves

The provision for warranty for potential defects with our manufactured products is based on historical experience for the period the product was under warranty during the fiscal year. In some cases, when historical warranty information is not available we estimate warranty costs based on spending related to the cost centers responsible for the warranty repair. We believe these reserves are adequate based on the evaluation criteria, procedures in place to control the manufacturing process and pre-testing of newly developed products to ensure their manufacturability prior to commercial introduction. If product quality declines, we may require additional provisions.

Reserve for Environmental Remediation

We maintain a provision for potential environmental remediation and patent indemnity for businesses disposed of during our fiscal year ended May 26, 2002. (See also Note H in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.) These provisions are based upon management’s best estimate under the given circumstances and available information. We believe these provisions are adequate. If unexpected costs related to the environmental issues or the patent indemnity are incurred additional provisions will be needed. As of May 28, 2006, the total remaining reserve for environmental remediation relating to the divestiture of IGC-AS, a former division of Intermagnetics, and the patent indemnity relating to the divesture of IGC-APD, a former subsidiary of Intermagnetics, was approximately $94,000 and $250,000, respectively.

Recent Accounting Pronouncements

See footnote A to the consolidated financial statements located elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Continuing Operations:

Consolidated Revenue

For the fiscal year ended May 28, 2006, net revenues of $313.5 million increased $48.7 million or 18.4% from the prior year. This increase was the result of improved revenues from all of our manufacturing segments and partially due to the inclusion of MRID for the entire fiscal year versus only ten and a half months of revenue included during our fiscal year ended May 29, 2005.

For the fiscal year ended May 29, 2005, net revenues increased $125 million or nearly 90% to $264.8 million from $139.7 million in our fiscal year ended May 30, 2004. Improved performance from all segments contributed to the increase. Increased magnet sales, the acquisition of MRID and increased billing from the Energy Technology segment were some of the factors contributing to the improved revenues.

Back to Contents

Revenues MRI Segment

For the fiscal year ended May 28, 2006, MRI segment sales of nearly $135.0 million increased $16.4 million or 13.8% from the fiscal year ended May 29, 2005. The increase in revenues is a combination of increased magnet shipments and improved product mix, partially offset by reduced contractual selling prices on our 1.5T magnets.

During the fiscal year ended May 29, 2005, sales for the MRI segment increased $23.4 million or 24.6% to $118.6 million from $95.2 million in the fiscal year ended May 30, 2004. This increase was related to increased magnet volume and an improved magnet mix of the higher field strength magnets partially offset by previously negotiated reductions in selling prices on 1.5T magnets. Additionally, the fiscal year ended May 30, 2004 had an unusually low first quarter relating to the transition of managing supply chain logistics for Philips in return for an enhanced and extended exclusive supply contract.

Revenues Medical Devices Segment

During the fiscal year ended May 28, 2006, sales from the Medical Devices segment of $168.0 million increased $32.7 million or 24.2% over last fiscal year. Invivo provided about $71.3 million from RF coil and MRI suite monitor sales to OEM’s, an increase of about $5.4 million in overall OEM demand. Invivo provided about $96.8 million of revenues from direct sales of patient monitors and RF coils, an increase of $27.3 million over the last fiscal year with continued demand growth for RF-coils and our expanded RF-coil product portfolio and related products. This increase is partially due to Invivo’s global direct sales force having access to sell MRID RF-coils for twelve months in the current year versus only ten and half months in the fiscal year ended May 29, 2005.

During the fiscal year ended May 29, 2005, sales of the Medical Devices segment increased $97.2 million to $135.3 million from $38.1 million in the fiscal year ended May 30, 2004. This increase is primarily related to the benefit of a full year of sales from the acquisition of Invivo Corporation and the benefit of ten and a half months of sales from the acquisition of MRID.

Revenues Energy Technology Segment

During the fiscal year ended May 28, 2006, Energy Technology segment revenues of $10.5 million decreased $361,000 or 3.3% from the last fiscal year. This decrease is partially due to reduced efforts on our fault current limiter project. In addition, government and third-party billings have decreased on the cable program. During the second half of the fiscal year ended May 29, 2005, the cable program was at the higher spending phase of construction which allowed for higher billings as compared to the current year. Partially offsetting these decreases was an increase in billings on our HTS wire program.

For the fiscal year ended May 29, 2005, the Energy Technology segment revenues increased $4.4 million to $10.8 million from $6.5 million in the fiscal year ended May 30, 2004. This revenue increase is primarily related to increased effort on existing programs relating to superconducting wire and devices.

Back to Contents

Consolidated Gross Margin

For the fiscal year ended May 28, 2006, consolidated gross margin of $140.0 million or 44.7% of net revenues increased $19.8 million from $120.2 million or 45.4% of net revenues from continuing operations during the fiscal year ended May 29, 2005. MRI segment gross margins increased nearly $5.0 million but decreased as a percent of revenues. The increase in absolute dollars corresponds to the increase in revenues. The decrease as a percent of revenues is due to scheduled price decreases in 1.5T magnet sales combined with an increase in lower margin high field open, which we refer to as HFO, magnet sales. The HFO magnet, in its early stage of commercialization, has not yet benefited from production efficiencies or higher volumes on fixed costs. Medical Devices segment gross margin increased $15.9 million in absolute dollars, but decreased as a percent of revenues. The increase in absolute dollars and decrease as a percentage of revenues is driven by sales mix between OEM and direct sales, contractual price decreases on certain OEM RF-coils and price competition in patient monitors. In addition, current fiscal year and prior year margins reflect charges of about $1.6 million and $5.6 million, respectively. The current fiscal year charges were predominately related to product line rationalization. During the fiscal year ended May 29, 2005, these similar charges, based on management’s judgment relate to acquisition and initial integration activities. Finally, the contribution from MRID was only ten and a half months during the fiscal year ended May 29, 2005. Energy Technology segment gross margin decreased $1.3 million from the fiscal year ended May 29, 2005. The decrease is due to a decrease in “in-kind” contribution (pure margin) from a project partner on our cable program. In addition, the reduced efforts status on the fault current limiter project also contributed to the decrease in gross margin.

Consolidated gross margin for the fiscal year ended May 29, 2005 increased $60.9 million or greater than 100% to $120.2 million from $59.3 million in the fiscal year ended May 30, 2004. As a percent of revenues, gross margin increased from 42.4% in the fiscal year ended May 30, 2004 to 45.4% in the fiscal year ended May 29, 2005. All units contributed to the increase in gross margin. The MRI segment contributed approximately $9 million of the increase as a result of increased volume and continuous cost reduction as well as favorable product mix, partially offset by previously negotiated price reductions. The Medical Devices segment gross margin increased $50.9 million over the fiscal year ended May 30, 2004 based on improved sales resulting, in part, from additional products made available to our sales force by the acquisition of MRID and the full year contribution of the Invivo acquisition. As a percent of revenues, gross margin declined to 53.4% from 56.1% reflecting charges that in management’s judgment related to acquisition and integration activities. Energy Technology segment gross margin in the fiscal year ended May 29, 2005, increased to $3.1 million from $2.5 million in the fiscal year ended May 30, 2004. About $1.1 million of the increased margin is related to increased revenues partially offset by the benefit of $600,000 gross profit in the fiscal year ended May 30, 2004 without any costs. The costs related to this profit were recognized in the fiscal year ended May 25, 2003 prior to funding being authorized.

Back to Contents

Consolidated Operating Expenses

Product Research and Development

During the fiscal year ended May 28, 2006, consolidated product research and development expenses of $31.4 million increased $6.0 million or 23.6% over the last fiscal year. Spending on the development of next generation RF coils and patient monitors, as well as new products in our Medical Devices segment increased $7.4 million. This increase was partially offset by a $1.5 million net decrease in spending on various HTS projects in our Energy Technology segment. Research and development spending in our MRI segment was consistent with the same period last year.

During the fiscal year ended May 29, 2005, product research and development increased $13.4 million to $25.4 million from nearly $12.0 million in the fiscal year ended May 30, 2004. Our Medical Devices segment contributed approximately $9.5 million of this increase relating to the advancement of the next generation technology to our existing products and new products based, in part, on customer requested advanced functionality to both patient monitors and RF coils. Product Research and Development spending in the MRI segment increased $2.2 million resulting from higher customer funding received in the fiscal year ended May 30, 2004 for research and development projects. Research and development spending in our Energy Technology segment increased $1.7 million as a result of additional cost sharing related to increased revenue.

Selling, General and Administrative

Selling, General and Administrative and Stock Based Compensation for the fiscal year ended May 28, 2006 of $66.8 million increased $870,000 or 1.3% from the fiscal year ended May 29, 2005. During the fiscal year ended May 28, 2006, performance based stock compensation of about $10.4 million, increased $4.6 million combined with an overall increase in salaries, wages and related benefits to accommodate our continued growth. During the fiscal year ended May 28, 2006, we recognized losses of $1.7 million primarily from disposals of machinery and equipment that, in management’s judgment, had no future operational value. In addition, $779,000 of additional compensation was recognized from the appreciation on our Rabbi Trust an increase of $386,000 over the fiscal year ended May 29, 2005. An equal and offsetting gain was recognized in interest and other income having no impact on net income. Finally, severance costs of about $650,000 were recognized in the current fiscal year combined with a full year contribution from MRID. During the fiscal year ended May 29, 2005, we incurred approximately $7.9 million of charges associated with the acquisition and integration of MRID and the integration of our Medical Devices segment. These charges included a $1.9 million non-cash charge for a stock contribution made by MRID to their profit sharing plan for original MRID employees prior to the acquisition. Similar charges incurred in the fiscal year ended May 28, 2006 amounting to about $1.3 million predominately relate to our customer concessions in our Medical Devices segment.

Back to Contents

Effective December 31, 2005, we established a separate Rabbi Trust, which we refer to as Trust II, for the purpose of holding all current and future shares of our common stock contributed by the plan participants into our Rabbi Trust. Plan participants are not allowed to diversify contributed assets in Trust II therefore; fair value fluctuations on the assets in Trust II will no longer be recognized in the income statement. The less volatile but diversified assets held in Trust I will still require fair value fluctuations to be recognized in the income statement. (See footnote D in the Notes to the Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K.)

During the fiscal year ended May 29, 2005, Selling, General and Administrative and Stock Based Compensation increased $40.3 million to $66 million from $25.6 million in the fiscal year ended May 30, 2004. About $26.6 million is related to the addition of MRID and a full year of Invivo in our consolidation. Additionally, a non-cash charge of $1.9 million was taken during the year relating to a stock contribution made to their profit sharing plan for the original MRID shareholders, prior to the acquisition. As a condition of the purchase of MRID we agreed to honor an agreement to provide key MRID employees certain non-cash stock compensation benefits of about $2 million which required we recognize a non-cash expense. During the fiscal year ended May 29, 2005, we also incurred a non-cash expense for performance based stock compensation of $5.8 million as our financial results achieved the growth targets established by the Compensation Committee of the Board of Directors and approved by the stockholders. An additional $2.5 million is related to increased audit and tax as well as Sarbanes-Oxley Section 404 compliance costs. Finally, $393,000 of additional compensation was recognized resulting from the unrealized gain on our tax deferred compensation plan. An equal and offsetting gain was recognized in interest income with no impact on net income.

Amortization of Intangible Assets

Amortization expense for the fiscal year ended May 28, 2006 of $5.2 million, decreased $1.2 million from the fiscal year ended May 29, 2005. During June 2005, the first month of our fiscal year ended May 28, 2006, the amortization related to production rights at our Magnet Business Group was completed. Partially offsetting this decrease is amortization for a full twelve months in the fiscal year ended May 28, 2006 compared to only ten and half months in the fiscal year ended May 29, 2005 from the intangible assets acquired from MRID on July 16, 2004.

During the fiscal year ended May 29, 2005, amortization expense of $6.4 million increased $3.3 million over the fiscal year ended May 30, 2004. The increase is due to the addition of the amortizable intangible assets resulting from our acquisition of Invivo on January 27, 2004 and MRID on July 16, 2004. The fiscal year ended May 30, 2004 amortization expense of $3.1 million included only four months of amortization relating to Invivo.

Impairment of Intangible Asset

During our second fiscal quarter of the fiscal year ended May 29, 2005, management, through re-branding exercises and market analysis, determined that the acquired MRI Devices trade name with an acquired value of $970,000 will no longer be utilized. As a result, we reduced the net book value of the acquired MRI Devices trade name to zero resulting in an impairment charge of $913,000.

Back to Contents

Operating Income

Operating income for the fiscal year ended May 28, 2006 of $36.6 million increased $15.1 million or 69.8% over the fiscal year ended May 29, 2005. This increase is a result of improved revenues, lower amortization expense, and the effect of acquisition, integration and impairment charges incurred in the fiscal year ended May 29, 2005. In addition, the fiscal year ended May 29, 2005 only included ten and half months of operations from our acquisition of MRID. These increases to operating income were partially offset by spending increases in product research and development spending and the effect of non-cash stock based compensation expense.

Operating income during the fiscal year ended May 29, 2005 increased $3 million or 16.4% to $21.6 million from the fiscal year ended May 30, 2004. This increase is primarily due to improved revenues and gross margins across all segments as well as the inclusion of operations from our acquisition of MRID in July of 2004 and our acquisition of Invivo in January 2004. These increases were partially offset by increases in internal acquisition and integration costs, as well as increased audit and Sarbanes-Oxley Section 404 compliance costs, combined with the increases in amortization and stock based compensation.

Interest and Other Income (Expense)

Interest income for the fiscal year ended May 28, 2006 of $1.9 million increased $725,000 or 60.7% over the fiscal year ended May 29, 2005. This increase is driven by the increase in earnings of $386,000 on the assets held in a Rabbi Trust for our income tax deferred compensation plan. An equal and offsetting compensation charge was recorded as an operating expense. In addition, higher invested cash balances during the current fiscal year also contributed to the increase.

Interest and other income for the fiscal year ended May 29, 2005 of $1.2 million increased $404,000 or 51.1% from the fiscal year ended May 30, 2004. This increase is primarily attributable to a $393,000 increase in earnings from our income tax deferred compensation plan. An equal and offsetting compensation charge was recorded as an operating expense.

Interest and other expense for the fiscal year ended May 28, 2006 of $3.6 million decreased $332,000 or 8.4% from the fiscal year ended May 29, 2005. The decrease is largely driven by significantly lower average borrowings outstanding under our credit facility combined with more favorable negotiated borrowing costs. Our interest rate swaps have effectively hedged the impact on our variable rate debt in the current period of higher interest rates.

During the fiscal year ended May 29, 2005, interest and other expense of $3.9 million increased nearly $2.7 million over the fiscal year ended May 30, 2004. This increase is primarily driven by the interest expense from the $112 million borrowed under our unsecured credit facility used to partially finance our acquisition of Invivo and MRID, combined with about $4.4 million of debt assumed in our acquisitions and a $5.0 million three year note payable accruing interest at LIBOR plus 0.5% issued in conjunction with the MRID acquisition. As of May 29, 2005, we had $4.0 million outstanding on our revolving credit facility and $20.3 million outstanding on our term loan portion of our unsecured credit facility. Interest and other expense was $1.2 million for the fiscal year ended May 30, 2004.

During the fiscal year ended May 28, 2006, we received $600,000 resulting from a favorable patent litigation settlement.

Back to Contents

During the second quarter of the fiscal year ended May 28, 2006, $648,000 of other income was recognized from a $451,000 reduction in the provision for potential environmental remediation and $197,000 from a reduction in the provision for patent indemnity relating to the sale of IGC- APD Cryogenics, Inc. during the fiscal year ended May 26, 2002. (See also Footnote H in the Notes to the Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K).

During the fiscal year ended May 29, 2005, $1.1 million of other income was recognized resulting from a reduction in the provision for potential environmental remediation relating to the sale of IGC-Advanced Superconductors during the fiscal year ended May 26, 2002.

In May 2004, we sold 1,172,840 shares of KryoTech, Inc. a privately-held corporation for total proceeds and a gross realized gain of $114,000.

Provision for Income Taxes

Our effective tax rate of 30.7% for the fiscal year ended May 28, 2006 increased 1.1% from the continuing operations effective tax rate of 29.6% for the fiscal year ended May 29, 2005. This increase resulted primarily from the non-deductibility of certain executive compensation and the continued phase out of the Extraterritorial Income Exclusion, which we refer to as the EIE. Partially offsetting reductions to the effective tax rate were the restoration of a deferred tax asset, federal research tax credits and the initial phase in of the Qualified Production Activity deductions, which we refer to as the QPA, of the American Jobs Creation Act. We expect our fiscal year ended May 27, 2007 effective tax rate to increase to approximately 36% primarily due to the complete phase out of the EIE deductions while the QPA deductions are only partially phased in. In addition, we anticipate an increase in state income taxes. Our effective tax rate for continuing operations of 29.6% for the fiscal year ended May 29, 2005 decreased 5.1% from the fiscal year ended May 30, 2004. The decrease in the effective tax rate resulted from reversals of certain tax accruals combined with an increased benefit of the EIE. We continue to review tax strategies to minimize our effective tax rate.

Discontinued Operations:

As a result of the sale of our wholly owned subsidiary, IGC-Polycold Systems, Inc., effective February 15, 2005 (fiscal year 2005), and in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we have classified the income from operations and the related gain on sale as discontinued operations. All prior periods have been restated to reflect this treatment. Polycold’s revenues and net operating profit included in discontinued operations are as follows:

	Fiscal Years Ended

(In thousands)	May 29, 2005	May 30, 2004

Net revenues to external customers	$23,354	$24,708
Net operating profit	7,359	4,570

Back to Contents

Polycold’s revenues for the fiscal year ended May 29, 2005 compared to the fiscal year ended May 30, 2004 decreased $1.4 million or 5.5% to nearly $23.4 million. The decrease is a result of fiscal year 2005 having three and a half fewer months of operations partially offset by product revenues and service growth for vacuum-related products across a broad range of non-semiconductor customers in the United States and the Pacific Rim.

Polycold’s net operating income in the fiscal year ended May 29, 2005 through the date of sale increased nearly $2.8 million or 61% to $7.4 million over the fiscal year ended May 30, 2004 despite having three and a half fewer months of operations. The increases are driven by improved margins due to manufacturing cost reductions through successful lean manufacturing initiatives in addition to a decrease in total operating expenses.

Effective with the sale of Polycold and also included in discontinued operations for the fiscal year ended May 29, 2005, was the $33.4 million gain on sale which is calculated as follows:

(In thousands)

Cash proceeds received	$49,714
Less:
Polycold net assets sold	15,343
Costs directly related to the sale	1,014

Pre-tax gain on sale	$33,357

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the fiscal year ended May 28, 2006, we generated $16.2 million from operations compared with the $27.9 million generated during the fiscal year ended May 29, 2005. The decrease in cash from operating activities is primarily due to increases in inventory and other assets of $14.4 million as our MRI segment prepares for increased production of 3.0T and HFO magnets which have higher unit costs and longer cycle times and our Medical Devices segment increases the timing of its customer order fulfillment on higher margin, short cycle products. In addition, increases in accounts receivable of $10.8 million and decreases in accounts payable and accrued expenses of $11.9 million were partially offset by an increase in earnings adjusted for non-cash items of approximately $53.3 million

During the year ended May 29, 2005, the $27.9 million generated from operations was primarily due to improved earnings. In addition, significant fluctuations within working capital items provided a slight favorable impact on cash. The most significant generation came from an increase in accounts payable and accrued expenses of $24.1 million nearly offset by cash uses from increases in accounts receivable and inventory and other assets of $12.8 million and $10.5 million, respectively.

Investing Activities

For the fiscal year ended May 28, 2006, investing activities resulted in a use of cash of $11.2 million. The use of cash is primarily due to purchases of property and equipment of $11.2 million.

Back to Contents

For the fiscal year ended May 29, 2005, investing activities resulted in a use of cash of $1.7 million. The use of cash during the fiscal year ended May 29, 2005 is primarily due to cash paid to acquire MRID of $39 million, net of cash acquired, purchases of property and equipment of $10.5 million and $871,000 for other investing activity requirements. These uses of cash were nearly offset by the $48.7 million, net of transaction costs and a tax reimbursement received from the sale of Polycold.

The net cash received from the sale of Polycold effective February 15, 2005, consisted of the following:

(In thousands)

Cash received:
Cash received from sale	$49,200
Cash received as reimbursement for certain tax obligations	514
Less cash on Polycold’s balance sheet	(37)
Transaction costs	(1,014)

$48,663

The cash used for our acquisition of MRID effective July 16, 2004, consisted of the following:

(In thousands)

Cash paid:
Cash paid to MRID shareholders	$44,802
Transaction costs	1,016
Less cash acquired from MRID	(6,843)

$38,975

Financing Activities

During the fiscal year ended May 28, 2006, the $25.4 million provided through financing activities, consisted of proceeds from our amended and restated revolving credit facility of $55.0 million, combined with the $10.0 million of borrowings under our revolving facility prior to the amendment. The $55.0 million borrowed was used to retire the $14.0 million borrowed under our revolver prior to the amendment as well as the $19.4 million outstanding under our term loan. In addition there were about $5.3 million of scheduled payments on our long term debt which included the final payment on our Latham, New York mortgage of $3.9 million. Proceeds of $2.5 million were received from exercises of stock options and $3.6 million of treasury shares were repurchased primarily through the open market under the Board approved stock repurchase program during the second fiscal quarter.

Financing activities for the fiscal year ended May 29, 2005, used about $31.7 million of cash. During the fourth quarter, we borrowed $8 million on our revolving credit facility to cover temporary timing differences in our working capital requirements which included a $16.2 million tax payment (primarily related to the gain on sale of Polycold). Prior to year end, we repaid half of this borrowing leaving $4.0 million outstanding on our revolving facility as of May 29, 2005. Additionally, we used $45 million of proceeds received from long-term borrowings to partially finance the acquisition of MRID. During our third quarter of the fiscal year ended May 29, 2005, the proceeds received from the sale of Polycold combined with available operating cash were used to pay down nearly $60 million of our credit facility. These events increased our total proceeds from long-term borrowings to $53 million and also increased our total year to date debt repayments to $85.3 million. Total long-term debt including the current portion was $32.3 million as of May 29, 2005. The remaining financing activities reflects the cash received from the exercise of stock options of $1.5 million and payments received from employees under the executive stock purchase plan of $879,000 partially offset by the purchase of treasury shares of $1.7 million and $155,000 for payments made to amend our credit facility.

Back to Contents

See the Consolidated Statement of Cash Flows, located elsewhere in this Annual Report on Form 10-K of this Annual Report on Form 10-K, for further details on sources and uses of cash.

Commitments

As of May 28, 2006, our total contractual obligations and commitments are as follows:

		Fiscal Year

(In thousands)	Total	<1-year	1 - 3 years	3-5 years	>5 - years

Non-cancelable operating lease commitments	$14,897	$2,061	$4,036	$2,717	$6,083
Purchase commitments	2,893	2,893	—	—	—
Minimum pension liability	253	253	—	—	—
Note payable (including accrued interest) (1)	5,377	—	5,377	—	—
Interest payments on long-term debt (1)	13,624	3,163	6,393	4,000	68
Principal payments on long-term debt	58,637	268	2,576	55,226	567

	$95,681	$8,638	$18,382	$61,943	$6,718

(1)	Represents estimated interest payments using current interest rates as of May 28, 2006

Adequate Resources

On February 21, 2006, we filed an automatic shelf registration on Form S-3 with the Securities and Exchange Commission that went effective immediately. This enables us to offer preferred stock, additional common stock, and senior and subordinated debt and warrants as well as units and purchase contracts that may include one or more of these securities.

We believe our existing cash balances, expected cash generation from internal operations, and the $144.4 million of additional borrowing capacity available under our unsecured revolving credit facility will be sufficient to meet our needs for the next twelve months.

Inflation has not had a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

Our exposure to market risk through foreign currency exchange, derivative financial instruments and other financial instruments, such as investments in short-term cash equivalents and long-term debt, is not material. We have minimal exposure to foreign currency exchange risk with respect to sales because our sales are primarily denominated in U.S. Dollars. We do not currently hedge against foreign currency rate fluctuations and an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.

Back to Contents

Our financial instruments that are interest rate dependent are an unsecured $200 million revolving credit facility and a variable rate mortgage payable of about $1.2 million. With respect to our unsecured credit facility we may elect to apply interest rates to borrowings under (x) the higher of Wachovia’s prime commercial lending rate or the federal funds rate plus applicable margins or (y) the applicable London Interbank Offered Rate plus applicable margins, whichever is more favorable. In addition, we have entered into two interest rate swap agreements to effectively hedge the total amount currently outstanding under our $200 million revolving credit facility. The first agreement, in effect, fixes the rate on $16.2 million of our long-term debt at 2.95% plus applicable margins and the second agreement in effect, fixes the rate on $38.8 million of our long-term debt at about 4.27%. The combination of these interest rate swaps will effectively fix the rate on our long-term debt currently outstanding to 3.88% for five years. See also Note N in our Notes to Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K.

Our objective in managing our exposure to changes in interest rates is to limit the impact of changing rates on earnings and cash flow and to lower our borrowing costs. With respect to invested cash, we invest only in high quality, low risk securities backed by the full faith and credit of the United States Government. The maximum duration of these securities are an average weighted duration of 90 days or less.

Additionally, we make certain estimates about inventory value, collectibility of accounts receivable, warranty expense and market acceptance of new product under development. We use factors such as probability of use, ability of a customer to pay, historical experience of product repair and customer need and or acceptance of new products in making the associated estimates. These estimates are believed to be reasonable and based on information available at the time the estimate is made.

Back to Contents

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and filed as part of this Report are the consolidated financial statements and supplementary data listed in the list of Financial Statements and Schedule included in Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

and Changes in Internal Control Over Financial Reporting

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. In addition, no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended May 28, 2006 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Intermagnetics General Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Back to Contents

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of May 28, 2006 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation we have concluded that Intermagnetics General Corporation’s internal control over financial reporting was effective as of May 28, 2006.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited Intermagnetics General Corporation’s consolidated financial statements included herein, has also audited management’s assessment of the effectiveness of Intermagnetics General Corporation’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting as of May 28, 2006, as stated in their report which is included herein.

By:	/s/ Glenn H. Epstein	By:	/s/ Michael K. Burke

	Glenn H. Epstein Chairman and Chief Executive Officer		Michael K. Burke Executive Vice President and Chief Financial Officer
ITEM 9B.	OTHER INFORMATION

None

Back to Contents

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

Glenn H. Epstein	48	Chairman and Chief Executive Officer
Michael K. Burke	48	Executive Vice President and Chief Financial Officer
Thomas J. O’Brien	48	Executive Vice President, Corporate Development
Leo Blecher	60	Sector President – MRI
Philip J. Pellegrino	57	Sector President – Energy Technology
John M. Albertine	62	Director
Larry G. Garberding	67	Director
A. Jay Graf	59	Director
Michael E. Hoffman	47	Director
Thomas L. Kempner	79	Director
Sheldon Weinig	78	Director

Glenn H. Epstein was elected Chairman of the Board effective May 26, 2002. He became the Company’s Chief Executive Officer on June 1, 1999. Mr. Epstein joined the Company on May 5, 1997 as its President and Chief Operating Officer. Prior to joining the Company, Mr. Epstein worked for Oxford Instruments Group, plc in various capacities between 1986 and April 1997, including the position of President of Nuclear Measurements Group, Inc., a wholly-owned subsidiary of Oxford. Mr. Epstein also worked for the General Electric Company between 1981 and 1985.

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

Back to Contents

Thomas J. O’Brien was appointed Executive Vice President of Corporate Development on July 23, 2003. In January, he was named acting Sector President of the newly formed Medical Devices Sector, which includes Invivo Corporation. Prior to joining Intermagnetics, Mr. O’Brien was President, Color Division of Sensient Technologies Corporation., a manufacturer of specialty chemicals. Prior to that, Mr. O’Brien held numerous leadership positions in both the United States and Europe at Sun Chemical Corporation, a manufacturer of specialty chemicals. Mr. O’Brien began his career at General Electric Corporation.

Leo Blecher was appointed Sector President – MRI on October 16, 2001. He previously held the title of Vice President and General Manager of IGC-MBG. He originally joined the Company in 1988 as Manager of Technology Projects. Prior to joining the Company, Mr. Blecher held various positions of responsibility with Israel Aircraft Industry, holding the title of Manager - Engineering and Project Manager, for the Space Technology Division.

Philip J. Pellegrino joined the Company as Sector President – Energy Technology on October 19, 2001. He is also the President of SuperPower Inc. Mr. Pellegrino was president, chief executive officer and a director of the Independent System Operator in New England, which administers the region’s wholesale electricity markets, centrally dispatches power generation and exercises operational control over the bulk transmission system. Prior to joining ISO New England, Mr. Pellegrino worked for more than 21 years at the New York Power Authority (NYPA) in increasingly responsible positions, including his final position as Senior Vice President, Transmission Business Unit, and for 6 years at the American Electric Power Service Corporation, where he began his career.

Dr. Albertine, has been a member of our Board of Directors since 1996. Dr. Albertine has been the chairman and chief executive officer of Albertine Enterprises, Inc., a consulting and merchant-banking firm, since 1990. He also has served since 2005 as a principal of JJ&B, LLC, an investment bank he founded that provides finance, public policy and legal assistance to clients; since 2004 as the executive chairman of Global Delta, LLC, a Washington, D.C.-based government contractor specializing in advanced sensor radio frequency and electro-optical technologies; and since 2001 as the managing partner and founder of High Street Capital Management, LLC, a private equity fund. Dr. Albertine is also a director of Kadant Inc., chairman of the board of Semco Energy, Inc., and a trustee and vice-chairman of the Virginia Retirement System, a public pension fund.

Larry G. Garberding has been a member of our Board of Directors since 2002. Mr. Garberding was a Director and Executive Vice President and Chief Financial Officer of DTE Energy Company and the Detroit Edison Company from 1990 until retiring in 2001. Mr. Garberding is currently a director of Altarum Institute, a non-profit research and innovations institute; H2Gen Innovations, Inc., a developer of hydrogen generation equipment; Plug Power, Inc., a development stage enterprise involved in the design, development and manufacture of on-site energy systems for energy consumers worldwide; and Intermap Technologies Corporation, a digital mapping company.

Back to Contents

Albert Jay Graf has been a member of our Board of Directors since 2004. From 2000 through May 2004, Mr. Graf was Group Chairman, Office of the President of Guidant Corporation, a provider of therapies for cardiovascular and vascular disease, responsible for Guidant’s four operating groups. From 1994 until 2000, Mr. Graf served as President of Guidant’s Cardiac Rhythm Management operating group. In October 2005, Mr. Graf joined New Enterprise Associates, a venture capital firm, as a venture partner. Mr. Graf currently serves on the board of CVRx, a privately held company, and is a director of CABG Medical and American Medical Systems Holding, Inc., both public companies.

Michael E. Hoffman has been a member of our Board of Directors since 2001. Mr. Hoffman has been the Group Head of the Diversified Industrial Group at Friedman, Billings, Ramsey & Co., Inc. since 2005. Prior to 2005, Mr. Hoffman was Managing Director, Equity Research at Friedman Billings, Ramsey & Co.

Thomas L. Kempner has been a member of our Board of Directors since 1988. Mr. Kempner has been Chairman and Chief Executive Officer of Loeb Partners Corporation, an investment banking firm, and its predecessors since 1978. He is also President of Pinpoint Partners Corporation, the general partner of the Loeb Investment Partnerships. Mr. Kempner is a director of FuelCell Energy, IGENE BioTechnology, Inc., Dyax Corp., and Intersections, Inc. Mr. Kempner also serves as a director emeritus of Northwest Airlines, Inc.

Dr. Sheldon Weinig has been a member of our Board of Directors since 1993. He is an Adjunct Professor at Columbia University and the State University of New York at Stony Brook, NY. Mr. Weinig is also a director, chair of the Corporate Governance & Nominating Committee and member of the Audit Committee of Insitoform Technology Inc.

Audit Committee

The Audit Committee of our Board of Directors is presently composed of Messrs. Albertine, Garberding, Graf, Hoffman (Committee Chairman), Kempner, and Weinig. The Board of Directors has determined that each member of the Audit committee is independent as defined in the applicable rules of NASDAQ and Rule 10A-3(b)(1) of the Exchange Act. Our Board of Directors has determined that Mr. Garberding is “an audit committee financial expert” within the meaning of the SEC regulations.

Code of Business Conduct and Ethics

All of our directors, officers and employees must act ethically, legally and with integrity at all times and are required to comply with our Code of Business Conduct and Ethics as well as our other policies and standards of conduct. Our Code of Business Conduct and Ethics can be obtained through our website at www.intermagnetics.com under the Investor Relations window or may be obtained, without charge, by written request to our Corporate Secretary at Intermagnetics General Corporation, P.O. Box 461, Latham, New York 12110.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the Securities and Exchange Commission. Officers, directors and greater than ten percent (10%) stockholders must furnish us with copies of all Section 16(a) forms they file.

Back to Contents

To the best of our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us and written representations that no other reports were required, except as set forth below, all Section 16(a) filing requirements applicable to our officers, directors and more than ten-percent (10%) beneficial owners were complied with during the fiscal year ended May 28, 2006. Dr. Sheldon Weinig, Director, filed a Form 4 on July 13, 2006 which reported a sale of 1,500 shares that should have been reported in October 2004. Dr. John M. Albertine, Director, filed a Form 4/A on July 13, 2006 to correct a clerical error made on a Form 4 filed on October 9, 2001. Mr. Michael E. Hoffman, Director, filed a Form 3/A on July 29, 2006 to correct a clerical error made on a Form 3 filed on November 14, 2001.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes for the past three (3) years the annual and long-term compensation of those persons who were, on May 28, 2006, our Chief Executive Officer and the other four (4) most highly compensated executive officers.

SUMMARY COMPENSATION TABLE

	Annual Compensation						Long Term Compensation

Position	Fiscal Year		Salary ($)	Annual Incentive Bonus ($)(1)	Extraordinary Incentive Bonus ($)		Restricted Stock Awards ($)(2)*		Securities Underlying Options (#)*		All Other Compensation ($)

Glenn H. Epstein	2006		$592,962	$852,500	$187,500	(3)	—		—		$92,282	(5)
Chairman and	2005		536,615	887,500	1,076,943	(3)	$10,723,600	(4)	—		86,703	(5)
Chief Executive	2004		485,264	360,000	387,235	(3)	—		—		80,765	(5)
Officer

Michael K. Burke	2006		$311,884	$247,500	$50,000	(6)	—		—		$17,402	(8)
Chief Financial	2005		276,865	253,125	216,134	(6)	$3,448,400	(7)	—		20,885	(8)
Officer and	2004		247,536	93,413	85,802	(6)	—		—		19,941	(8)
Executive Vice
President

Leo Blecher	2006		$285,538	$160,343	—						$25,913	(11)
Sector President,	2005		264,122	174,301	$54,823	(9)	$1,877,600	(10)	—		25,137	(11)
MRI Segment	2004		246,846	95,176	62,842	(9)	—		—		24,869	(11)

Thomas J. O’Brien	2006		$281,115	$161,563	$193,750	(13)					$23,064	(17)
Executive Vice	2005		262,391	185,250	62,500	(13)	$2,067,200	(14)	—		18,590	(17)
President,	2004	(12)	198,894	92,813	100,000	(13)	1,400,700	(15)	22,500	(16)	111,301	(17)
Corporate
Development

Philip J. Pellegrino	2006		$276,403	$89,250	—						$44,695	(19)
Sector President,	2005		237,402	84,000	$10,000	(18)	—		—		44,734	(19)
Energy Technology	2004		226,590	70,875	10,000	(18)	—		—		47,509	(19)
Segment
*

The share amounts above and in the footnotes below have been adjusted to reflect the 3 for 2 stock split of our common stock, effected as a 50% stock dividend, payable in common stock, issued on February 21, 2006.

Back to Contents

(1)

All bonuses disclosed in this column were earned by the respective executives as incentive compensation bonuses for our performance during the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004, respectively, and paid in fiscal years ended May 27, 2007, May 28, 2006 and May 29, 2005, respectively.

(2)

Restricted Stock Unit Grants vest based on the achievement of certain performance goals over a five-year period. Generally, the performance goals relate to targeted compound growth in pre-tax earnings over a five-year performance period. A portion of the units subject to a grant may vest prior to the expiration of the five-year period if certain performance targets are achieved. If the minimum performance target of 8% compound growth is not met, no units vest and the grant will terminate.

(3)

For the fiscal year ended May 28, 2006, consists of a bonus of $187,500 paid in connection with the acquisition of MRI Devices Corporation. For the fiscal year ended May 29, 2005, consists of payment of $76,943 from Mr. Epstein’s bonus bank earned in the fiscal years ended May 30, 2004 and May 25, 2003 respectively under our Incentive Bonus Program and a bonus of $500,000 paid in connection with the acquisition of MRI Devices Corporation and a bonus of $500,000 paid in connection with the divestiture of IGC Polycold Systems Inc. For the fiscal year ended May 30, 2004 consists of payment of $237,235 from Mr. Epstein’s bonus bank earned in the fiscal years ended May 26, 2002 and May 27, 2001, respectively under our Incentive Bonus Program and a bonus of $150,000 paid in connection with the acquisition of Invivo Corporation.

(4)

In the fiscal year ended May 29, 2005, Mr. Epstein received a performance-based Restricted Stock Unit Award of 622,500 shares with vesting tied to compound growth in pre-tax earnings over the performance period which ends May 31, 2010: 217,875 vest at 8% compound growth; 498,000 vest at 11% compound growth; 622,500 vest at 15% compound growth (with scaling for performance between the defined thresholds). Below 8% compound growth, no shares will vest and the grant will terminate. While the program targets growth at the end of fiscal year 2010, up to 15% of the units could vest at the end of fiscal year 2008, and up to 20% could vest at end of fiscal year 2009, provided performance targets are met. The closing price as reported on the NASDAQ National Market on the date of the grant was $17.22. The closing price as reported on the NASDAQ National Market on the last day of the current fiscal year was $23.64 making the value of the grant $14,715,900. Restricted Stock Units do not receive cash dividend payments.

(5)

Includes: (i) Intermagnetics’ share of contributions on behalf of Mr. Epstein to the IGC Savings Plan (401(k)) in the amount of $9,653, $11,384, and $10,739 for the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004, respectively; (ii) payments of $5,629, $5,319, and $4,926 by Intermagnetics for a life insurance policy for the benefit of Mr. Epstein in the fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004, respectively; and (iii) $77,000, $70,000,and $65,100 paid to Mr. Epstein in the fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004, respectively, for which the intent is to compensate for caps imposed by U.S. Government tax regulations on our qualified retirement and savings programs and which is paid in lieu of inclusion in any other of the Company’s non-qualified retirement programs.

(6)

For the fiscal year ended May 28, 2006, consists of an incentive bonus of $50,000 paid in connection with the achievement in the fiscal year ended May 29, 2005 of certain process improvement initiatives. For the fiscal year ended May 29, 2005, consists of payment of $11,134 from Mr. Burke’s bonus bank earned in the fiscal year ended May 25, 2003 under the Company’s Incentive Bonus Program and a bonus of $125,000 paid in connection with the acquisition of MRI Devices Corporation and a bonus of $80,000 paid in connection with the divestiture of IGC Polycold Systems, Inc. For the fiscal year ended May 30, 2004 consists of payment of $10,802 from Mr. Burke’s bonus bank earned in the fiscal year ended May 26, 2002 under the Company’s Incentive Bonus Program and a bonus of $75,000 paid in connection with the acquisition of Invivo Corporation.

Back to Contents

(7)

In the fiscal year ended May 29, 2005, Mr. Burke received a performance-based Restricted Stock Unit Award of 202,500 shares with vesting tied to compound growth in pre-tax earning over the performance period, which ends on May 31, 2010; 70,875 vest at 8% compound growth; 162,000 shares vest at 11% compound growth; 202,500 vest at 15% compound growth (with scaling for performance between the defined thresholds). Below 8% compound growth, no shares will vest and the grant will terminate. While the program targets growth at the end of fiscal year 2010, up to 15% of the units could vest at end of fiscal year 2008, and up to 20% could vest at end of fiscal year 2009, provided performance targets are met. The closing price as reported on the NASDAQ Global Market on the date of the grant was $17.22. The closing price as reported on the NASDAQ Global Market on the last day of the current fiscal year was $23.64 making the value of the grant $4,787,100. Restricted Stock Units do not receive cash dividend payments.

(8)

Includes: (i) Intermagnetics’ share of contributions on behalf of Mr. Burke to the IGC Savings Plan (401(k)) in the amount of $7,402, $10,885, and $11,941 for fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004, respectively; and (ii) payment of a supplemental retirement contribution of $10,000 to the IGC Deferred Compensation Plan in each of the fiscal years ended May 28, 2006 and May 29, 2005, and $8,000 to the IGC Deferred Compensation Plan in the fiscal year ended May 30, 2004.

(9)

For the fiscal year ended May 29, 2005, consists of payment of $19,823 from Mr. Blecher’s bonus bank earned in the fiscal years ended May 25, 2003 and May 30, 2004, respectively, under our Incentive Bonus Program and a bonus of $35,000 paid in connection with the acquisition of MRI Devices Corporation. For the fiscal year ended May 30, 2004 consist of payments of $42,842 from Mr. Blecher’s bonus bank earned in the fiscal years ended May 26, 2002 and May 27, 2001, respectively, under our Incentive Bonus Program and bonus of $20,000 in connection with the acquisition of Invivo Corporation.

(10)

In the fiscal year ended May 29, 2005, Mr. Blecher received a performance-based Restricted Stock Unit Award of 120,000 shares with vesting tied to compound growth in pre-tax earning over the performance period, which ends on May 31, 2010; 42,000 vest at 8% compound growth; 96,000 shares vest at 11% compound growth; 120,000 vest 15% compound growth (with scaling for performance between the defined thresholds). Below 8% compound growth, no shares will vest and the grant will terminate. While the program targets growth at the end of fiscal year 2010, up to 15% of the units could vest at end of fiscal year 2008, and up to 20% could vest at end of fiscal year 2009, provided performance targets are met. The closing price as reported on the NASDAQ Global Market on the date of the grant was $15.64. The closing price as reported on the NASDAQ Global Market on the last day of the current fiscal year was $23.64 making the value of the grant $2,836,800. Restricted Stock Units do not receive cash dividend payments.

(11)

Includes: (i) Intermagnetics’ share of contributions on behalf of Mr. Blecher to the IGC Savings Plan (401(k)) in the amounts of $11,056, $10,280, and $10,012 for fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004, respectively; (ii) payment of a supplemental frozen pension contribution of $4,857 in each of the fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004; and (iii) a supplemental retirement contribution of $10,000 to the IGC Deferred Compensation Plan in each of fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004.

(12)	Mr. O’Brien joined Intermagnetics on August 4, 2003. Therefore, he received compensation from the Company for approximately ten (10) months in the fiscal year ended May 30, 2004.

Back to Contents

(13)

For the fiscal year ended May 28, 2006, consists of a bonus of $193,750 paid in connection with the acquisition of MRI Devices Corporation. For the fiscal year ended May 29, 2005, consists of bonus of $62,500 paid in connection with the acquisition of MRI Devices Corporation. For the fiscal year ended May 30, 2004 consists of bonus of $100,000 paid in connection with the acquisition of Invivo Corporation.

(14)

In the fiscal year ended May 29, 2005, Mr. O’Brien received a performance-based Restricted Stock Unit Award of 120,000 shares with vesting tied to compound growth in pre-tax earning over the performance period, which ends on May 31, 2010; 42,000 vest at 8% compound growth; 96,000 vest at 11% compound growth; 120,000 vest at 15% compound growth (with scaling for performance between the defined thresholds). Below 8% compound growth, no shares will vest and the grant will terminate. While the program targets growth at the end of fiscal year 2010, up to 15% of the units could vest at end of fiscal year 2008, and up to 20% could vest at end of fiscal year 2009, provided performance targets are met. The closing price as reported on the NASDAQ Global Market on the date of the grant was $17.22. The closing price as reported on the NASDAQ Global Market on the last day of the current fiscal year was $23.64 making the value of the grant $2,836,800. Restricted Stock Units do not receive cash dividend payments.

(15)

In the fiscal year ended May 30, 2004, Mr. O’Brien received a performance-based Restricted Stock Unit Award of 157,500 shares with vesting tied to compound growth in pre-tax earnings over the performance period: 56,250 vest at 8% compound growth; 123,750 vest at 11% compound growth; 157,500 vest at 15% compound growth (with scaling for performance between the defined thresholds). Below 8% growth, no shares vest and the grant will terminate. While the program targets growth at the end of fiscal year 2007, 15% of the units vested at end of fiscal year 2005, and 20% vested at end of fiscal year 2006 pursuant to meeting performance targets. The closing price as reported on the NASDAQ Global Market on the date of the grant was $8.89. The closing price as reported on the NASDAQ Global Market on the last day of the current fiscal year was $23.64 making the value of the grant $3,723,300. Restricted Stock Units do not receive cash dividend payments.

(16)

In addition to receiving an option to purchase 22,500 shares of Intermagnetics stock under the 2000 Stock Option and Stock Award Plan, Mr. O’Brien was granted a non-qualified stock option to purchase 40,000 shares of SuperPower common stock under the SuperPower 2002 Equity Compensation Plan, with a term of ten (10) years, and to be exercisable in five (5) equal annual installments beginning on August 4, 2004. The exercise price of the option was equal to the fair market value of the shares on the date of the grant.

(17)

Includes: (i) Intermagnetics’ share of contributions on behalf of Mr. O’Brien to the IGC Savings Plan (401(k)) of $13,064, $8,590 and $2,672 for the fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004, respectively; (ii) and payment of a supplemental retirement contribution of $10,000 to the IGC Deferred Compensation Plan in each of the fiscal years ended May 28, 2006 and May 29, 2005;and (iii) a relocation reimbursement of $108,629 for the fiscal year ended May 30, 2004.

(18)

For the fiscal year ended May 29, 2005, consists of bonus of $10,000 paid in connection with the acquisition of MRI Devices Corporation. For the fiscal year ended May 30, 2004 consist of bonus of $10,000 paid in connection with the acquisition of Invivo Corporation.

Back to Contents

(19)

Includes: (i) Intermagnetics’ share of contributions on behalf of Mr. Pellegrino to the IGC Savings Plan (401(k)) of $10,695, $10,734, and $11,509 for the fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004, respectively; (ii), payment of a supplemental retirement contribution of $10,000 to the IGC Deferred Compensation Plan in each of the fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004; and (iii) payments of $24,000, $24,000, and $26,000 in the fiscal years ended May 28, 2006, May 29, 2005, and May 30, 2004, respectively, as living expenses payable under the terms of Mr. Pellegrino’s employment agreement.

Back to Contents

LONG-TERM INCENTIVE PLAN – AWARDS IN LAST FISCAL YEAR

There were no Restricted Stock Unit Awards granted during the fiscal year ended May 28, 2006 to the persons named in the Summary Compensation Table.

OPTION GRANTS IN LAST FISCAL YEAR

We did not grant any stock options or stock appreciation rights to directors or executive officers during the fiscal year ended May 28, 2006.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table summarizes option exercises during the fiscal year ended May 28, 2006, and the value of vested and unvested options, for the persons named in the Summary Compensation Table at May 28, 2006.

	Shares Acquired on Exercise	Value Realized $	Number of Unexercised Options at May 28, 2006		Value of Unexercised In-the-Money Options at May 28, 2006(1)

Name			Exercisable #	Unexercisable #	Exercisable $	Unexercisable $

Glenn H. Epstein	20,490	$339,392	149,386	-0-	$2,023,186	$0
Michael K. Burke	22,500	310,900	137,352	8,899	1,703,783	110,388
Leo Blecher	15,782	250,424	11,399	9,000	156,817	118,841
Thomas J. O’Brien	—	—	15,000	7,500	221,201	110,600
Philip J. Pellegrino	—	—	45,000	11,250	497,799	124,450
(1)	Based on the closing price of our common stock as reported on the NASDAQ Global Market on May 26, 2006 ($23.64), net of the option exercise price.

Defined Benefit or Actuarial Plan Disclosure

We do not have a Defined Benefit or Actuarial Plan for the persons named in the Summary Compensation Table.

Pension Plan. During the fiscal year ended May 30, 1999 we froze all pension benefits under our qualified, defined benefit pension plan, which we refer to as the Pension Plan, as of December 31, 1998 (with the exception of approximately fifty (50) bargaining unit members at a former subsidiary, IGC-APD Cryogenics Inc.). Therefore, no additional benefits were accrued after that date. Prior to freezing the Pension Plan, all employees 21 years of age and older who had completed one (1) year of credited service participated in the Pension Plan. Participating employees received certain defined benefits under the Pension Plan upon their normal or early retirement or upon death.

Back to Contents

We terminated the Pension Plan in accordance with statutory requirements during the fiscal year ended May 27, 2001. As a result of freezing the Pension Plan, we make a supplemental frozen pension plan contribution to participants in the Pension Plan for whom the projected lump sum value of his or her accrued benefit determined at December 1, 1997 under the Pension Plan would exceed his or her projected benefit derived from our 2% non-elective contribution under the IGC Savings Plan (401(k)), as determined in the sole discretion of the Pension Plan Administrator using certain assumptions. Mr. Blecher received such a contribution as disclosed in the notes to the Summary Compensation Table.

Enhanced Benefit Plan. On January 26, 2000, the Board of Directors approved the Intermagnetics General Corporation Enhanced Benefit Plan, which we refer to as the Enhanced Benefit Plan, aimed at attracting and retaining certain top level Executives. Currently, only individuals with the title “Sector President”, “Executive Vice President” or “Vice President” (whom we refer to collectively as the Participants) participate in the Enhanced Benefit Plan. Under the Enhanced Benefit Plan, Participants are entitled to (a) life insurance benefits equal to two (2) times their base salary and (b) a contribution made by us on Participant’s behalf to our Deferred Compensation Plan. The contribution level is set each year by the Compensation Committee of the Board of Directors and placed in a separate retirement account for each Participant within the Deferred Compensation Plan. The contribution level for the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004 (paid in the fiscal years ended May 27, 2007, May 28, 2006 and May 29, 2005) has been set at $10,000 for each Participant. The Plan vests only upon Participant’s retirement or upon a change in control (as those terms are defined in the Deferred Compensation Plan). In addition, the Enhanced Benefit Plan provides a lump sum severance equal to between six months and eighteen 18 months of Participant’s salary upon (a) termination without “cause” (as that term is defined in the Enhanced Benefit Plan), or (b) Participant’s resignation under certain circumstances after a change in control. The amount of severance is tied to years of service. Messrs. Blecher, Burke, Pellegrino and O’Brien are participants in the Plan

On June 14, 2006 the compensation committee of our Board of Directors unanimously approved certain amendments to our Enhanced Benefit Plan. Under the amended plan, in exchange for an extension of the term of each executive’s restricted period during which he or she is precluded from competing with us, we would provide a tax gross up of any excise tax payable in connection with Section 280G of the tax code, which applies to certain payments made to an executive upon a change of control of the business. Leo Blecher, Michael K. Burke, Philip J. Pellegrino, Kevin Lake, Thomas J. O’Brien and Katherine M. Sheehan are covered under the Enhanced Benefit Plan.

Director Independence

Under the rules promulgated by the SEC and the NASDAQ Global Market with respect to director independence, the Board has determined that during the fiscal year ended May 28, 2006 Messrs. Albertine, Garberding, Graf, Hoffman, Kempner and Weinig are independent Directors as defined in such rules.

Back to Contents

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is presently composed of Messrs. Graf, Kempner and Garberding (Committee Chairman).

No interlocking relationship existed during the fiscal year ended May 28, 2006 between our Board or Compensation Committee and the board of directors or compensation committee of any other company.

Director Remuneration

On April 9, 2003 the Board of Directors adopted a new compensation plan for non-employee Directors, which we refer to as the Compensation Plan. The Board developed the Compensation Plan with the assistance of a compensation consulting firm. Based on this consultation and market data obtained by the Board, it concluded that in order to attract and retain qualified directors, the Board should seek to compensate its non-employee directors at a target level in the range of the 75th percentile of publicly traded companies with $500,000,000 to $1,000,000,000 in annual revenue. This target reflects our growth strategy and our desire to attract directors qualified to serve on boards of companies of this size. A copy of the Compensation Plan was filed with the Securities and Exchange Commission with our Annual Report on Form 10-K for the fiscal year ended May 25, 2003. On January 20, 2006 the Board of Directors approved a revision to the Compensation Plan to provide an annual cash retainer of $60,000 and eliminate all meeting fees. Under the Compensation Plan prior to the January 20th revision, the non-employee Directors received the following compensation in the fiscal year ended May 28, 2006 (all share amounts and per share prices have been adjusted to reflect a 3 for 2 stock split of our common stock effected as a 50% stock dividend, payable in common stock issued on February 21, 2006):

Annual Retainer	$30,000
Board Meeting Fee	$2,500	per meeting
Committee Meeting Fee	$1,500	per meeting
Annual Equity Grant	3,096	shares (based on $19.38 stock price)
Special Restricted Equity Award	$25,000

Each Director may elect to be paid some or all of his cash compensation in the form of our common stock for the following Annual Period. The cash to stock conversion will be made on the day the cash payment would otherwise be due, based on the closing price of our common stock as reported on the NASDAQ Global Market on the last trading day preceding the day the cash payment would otherwise be due. If a director is first elected to the Board at a meeting other than an Annual Meeting, he or she must make the election to convert cash compensation to stock before his or her election to the Board.

The Compensation Plan year commences on the day after our Annual Stockholders meeting and ends on the date of the following Annual Stockholders meeting. During the fiscal year ended May 28, 2006, the Directors received an Annual Equity Grant of 3,096 shares and a Special Restricted Equity Award of 912 shares under the Compensation Plan. Each non-employee Director earned the following cash compensation during the fiscal year: John M. Albertine ($53,000), Larry G. Garberding ($67,000), A. Jay Graf ($50,000), Michael E. Hoffman ($67,000), Thomas L. Kempner ($63,500) and Sheldon Weinig ($63,500).

Back to Contents

CERTAIN EMPLOYMENT ARRANGEMENTS

Employment Agreement with Glenn H. Epstein

Effective June 1, 2002, we amended and restated our employment agreement with Mr. Epstein. Under the 2002 Agreement, Mr. Epstein has agreed to serve as our Chief Executive Officer through at least May 31, 2007. In addition, if neither party provides written notice to the other party prior to June 1, 2003 of our or his desire to terminate Mr. Epstein’s employment, the 2002 Agreement shall be extended automatically for one additional year, until May 31, 2008. On each successive June 1st following June 1, 2003, which we refer to as the Anniversary Date, the employment term will be automatically extended from year to year for an additional one year period (for example, on June 1, 2005, the term was extended to May 31, 2010), unless either party provides written notice to the other prior to the Anniversary Date of our or his desire to terminate Mr. Epstein’s employment. The 2002 Agreement provided for a base salary in the fiscal year ended May 28, 2006 of $580,000. Under the terms of the 2002 Agreement, Mr. Epstein’s base salary is adjusted annually. The 2002 Agreement also provides that Mr. Epstein may participate in our Incentive Bonus Program, which we refer to as IBP, at a target level bonus of 100% of base salary, with actual bonus earned pursuant to the overall terms of the IBP. For the fiscal year ended May 28, 2006, the target level bonus is 110% of base salary under the IBP. In addition, we provide Mr. Epstein with a lump sum payment (adjusted annually) to be used by Mr. Epstein to select either a non-qualified Supplemental Executive Benefit Plan or other similar program for which the intent is to compensate for caps imposed by US Government tax regulations on our qualified retirement and savings programs. This lump sum is paid in lieu of Mr. Epstein’s inclusion in any of our non-qualified retirement programs. If Mr. Epstein is terminated without cause or resigns for good reason (as defined in the 2002 Agreement) during the term of the 2002 Agreement, or any renewal thereof, or if the Board provides notice that it will not extend the term, he would be entitled to receive an amount equal to his then-base annual salary multiplied by the number of months remaining on the term of the 2002 Agreement. The 2002 Agreement also provides that if Mr. Epstein is terminated or resigns as an employee under certain circumstances after a change in control event (as described in the 2002 Agreement), he would be entitled to receive an amount equal to the sum of three times his annual salary and certain other extraordinary payments.

Employment Agreement with Philip J. Pellegrino

We entered into a three year employment agreement with Philip J. Pellegrino, Sector President of the Energy Technology Segment, which we refer to as the Pellegrino Agreement. On October 14, 2004, the Pellegrino Agreement automatically extended for an additional two (2) years pursuant to its terms and will renew annually thereafter unless otherwise terminated upon notice. The Pellegrino Agreement incorporates the terms of the Enhanced Benefit Plan, but also provides that Mr. Pellegrino will have a base salary of not less than $200,000. In addition to the stock option and restricted stock awards described in the Summary Compensation Table, Mr. Pellegrino is also eligible to receive 5% of the equity in SuperPower Inc., a subsidiary of Intermagnetics that currently is not publicly traded. This equity has been provided in the form of stock options that were priced at fair market value on the date of the grant. If Mr. Pellegrino is terminated without cause or resigns for good cause during the term of the Pellegrino Agreement, he will be entitled to twelve months of severance and his outstanding options will automatically vest. If he is terminated or resigns under certain circumstances after a change in control event (as described in the Pellegrino Agreement), his severance would equal two times his salary and bonus for the prior year.

Back to Contents

Executive Special Transition Agreements and Employment Agreements

In connection with the execution of the merger agreement, on June 14, 2006, Philips Electronics North America Corporation, a wholly owned subsidiary of Philips, which we refer to as PENAC, entered into Special Transition Agreements and Employment Agreements with Glenn H. Epstein, Leo Blecher, Kevin Lake, Thomas J. O’Brien and Katherine M. Sheehan, referred to collectively as the executives. These agreements will become effective on the effective date of the merger, which we refer to as the start date. Philips required that certain senior managers agree to forgo payments to which they would otherwise be entitled as a condition of Philips’ entering into the merger agreement. Under the Special Transition Agreements, each executive’s 2005 Restricted Stock Unit Award Agreement will be amended to provide for termination of certain restricted stock unit awards equal to an amount that we refer to in the agreement as the transition amount. The value of the restricted stock unit awards that will be forfeited are set forth below:

Executive	Transition Amount

Glenn H. Epstein	$1,134,018
Leo Blecher	600,023
Thomas J. O’Brien	800,003
Kevin Lake	200,008
Katherine M. Sheehan	500,005

Under the Special Transition Agreement, the executives will be entitled to receive the transition amount at the end of their respective employment terms, or earlier in the event of their termination without cause (as defined in the Special Transition Agreement), their resignation for good reason (as defined in the Special Transition Agreement), or their death or disability. The executives will not receive the transition amount if they voluntarily resign or are terminated for cause (as defined in the Special Transition Agreement) during the term of their employment agreement.

Under the employment agreements, the executives have agreed to remain employed by us through the consummation of the merger, at which time the employment agreement we previously entered into with Mr. Epstein, and the Enhanced Benefit Plan, which applies to the other executives, will terminate and be superseded by the employment agreements with PENAC. Each executive has agreed to an employment term as indicated in the chart below, which will run from the date the merger is consummated.

Pursuant to the employment agreements, PENAC will pay an annual base salary to each executive in accordance with the table below. The employment agreements also provide for the executives to receive (i) a cash performance bonus determined in accordance with certain integration targets established by PENAC, which will range from $0 to the maximum amount set forth in the table below, and (ii) a cash retention payment in the amount indicated in the table below, payable at the end of their respective employment terms, or earlier in the event of their termination by PENAC without cause (as defined in the employment agreement), or their death or disability.

Back to Contents

Executive	Employment Term	Annual Base Salary	Maximum Cash Performance Bonus	Cash Retention Bonus

Glenn H. Epstein	18 months	$580,000	$2,500,000	$3,956,000
Leo Blecher	18 months	295,000	500,000	443,000
Kevin Lake	June 1, 2007	238,000	100,000	219,000
Thomas J. O’Brien	18 months	290,000	500,000	242,000
Katherine M. Sheehan	18 months	253,000	400,000	359,000

Any executive terminated without cause will be paid his or her base salary through the end of the employment term, plus a pro-rata portion of the maximum cash performance bonus, in addition to the cash retention bonus indicated and continuation of group health insurance coverage.

Back to Contents

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of August 1, 2006, our executive officers and directors beneficially owned an aggregate of approximately 2,037,000 shares of our common stock, entitling them to exercise less than 5% of the voting power of our common stock entitled to vote.

The following table shows, as of August 1, 2006, the Intermagnetics equity securities beneficially owned by each person believed by us to own more than 5% of our common stock, each current director, each of the five named executive officers, and all of the directors and executive officers as a group. Except as otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise indicated, the address of the beneficial owners is c/o Intermagnetics General Corporation, 450 Old Niskayuna Road, Latham, New York 12110.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act and generally includes voting or investment power with respect to securities. Shares of our common stock that a person has the right to acquire within 60 days of August 1, 2006 are treated as outstanding for computing the percentage of the person holding the right but are not treated as outstanding for computing the percentage of any other person.

Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class Beneficially Owned (1)

Columbia Wanger Asset Management, L.P. 227 West Monroe Street, Suite 3000 Chicago, Illinois 60606	2,345,175	(2)	5.5%
Glenn H. Epstein	663,794	(3)	1.5%
Michael K. Burke	270,468	(4)	*
Thomas J. O’Brien	69,294	(5)	*
Leo Blecher	207,690	(6)	*
Philip J. Pellegrino	97,706	(7)	*
John M. Albertine	70,826	(8)	*
Larry G. Garberding	38,573	(9)	*
A. Jay Graf	7,339		*
Thomas L. Kempner	222,093	(10)	*
Michael E. Hoffman	52,929	(11)	*
Sheldon Weinig	86,466	(12)	*
All executive officers and directors as a group (13 persons)	2,036,978	(13)	4.7%
* - Less than one percent

(1)

With respect to each person, percentage ownership is calculated by dividing the number of shares beneficially owned by such person by the sum of (i) the number of outstanding shares as of such date (42,712,002) and (ii) the number of shares such person has the right to acquire upon exercise of options currently exercisable, or exercisable within 60 days.

Back to Contents

(2)	Based on a Schedule 13G filed by Columbia Wanger Asset Management, L.P. on February 14, 2006.
(3)	Includes presently exercisable options to purchase 149,386 shares of common stock.
(4)	Includes presently exercisable options to purchase 137,353 shares of common stock.
(5)	Includes presently exercisable (or exercisable within 60 days) options to purchase 22,500 shares of common stock.
(6)	Includes presently exercisable options to purchase 11,399 shares of common stock.
(7)	Includes presently exercisable (or exercisable within 60 days) options to purchase 45,000 shares of common stock.
(8)	Includes presently exercisable options to purchase 38,765 shares of common stock.
(9)	Includes presently exercisable options to purchase 10,572 shares of common stock.
(10)	Includes presently exercisable options to purchase 42,288 shares.
(11)	Includes presently exercisable options to purchase 21,144 shares.
(12)	Includes presently exercisable options to purchase 42,288 shares.
(13)

In addition to the presently exercisable (or exercisable within 60 days) options to purchase 520,695 shares of common stock disclosed above, includes presently exercisable (or exercisable within 60 days) options to purchase 110,693 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the fiscal year ended May 28, 2000, we adopted Stock Ownership Guidelines for our executive officers and certain top-level management employees. Executive officers and certain key employees that report directly to the Chief Executive Officer are expected to own between one and two times their base salary in our common stock. Top-level management employees are expected to own not less than two-thirds of their base salary in our common stock.

In order to assist and encourage individuals to reach the ownership guidelines as soon as possible, we created the 1999 Executive Stock Purchase Plan. Under this plan, which was approved by our stockholders in November 2000, we provided loans directly to participants, or arranged for a participant to obtain a loan from a bank, for the purpose of purchasing our common stock on the open market. Interest on the loan was charged annually at our base rate of borrowing under our line of credit, or at the rate charged by the bank if the loan is secured through a bank. The term of the loan was five years after which it must be repaid in full. Employees were expected to retain two-thirds of the stock purchased with loan proceeds for the entire term of the loan and were expected to retain ownership levels within the Stock Ownership Guidelines during the term of the 1999 Executive Stock Purchase Plan. As a result of the Sarbanes-Oxley Act adopted in July 2002, new loans are no longer being issued to executive officers or top level management under this plan, and during the fiscal year ended May 28, 2006, all outstanding loans were repaid in full.

Back to Contents

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to Intermagnetics by PricewaterhouseCoopers, LLP for professional services with respect to Audit Fees billed for and other listed services billed during the fiscal years ended May 28, 2006 and May 29, 2005:

	Fiscal Years Ended

Fee Category	May 28, 2006	May 29, 2005

Audit Fees	$1,047,555	$1,327,300
Audit Related Fees	123,550	334,304
Tax Fees	416,219	402,320
All Other Fees	3,240	3,248

Total Fees	$1,590,564	$2,067,172

Audit Fees: This category includes fees for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q, the audit and testing of the Company’s internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and services normally provided by the independent auditor such as statutory audits, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Audit-Related Fees: For the fiscal year ended May 28, 2006 audit related fees primarily related due diligence requests. For the fiscal year ended May 29, 2005 audit-related fees paid to PricewaterhouseCoopers principally covered fees related to the acquisition of MRI Devices Corporation, the divestiture of IGC Polycold Systems Inc., services that are normally provided in connection with statutory and regulatory filings or engagements, as well as the Company’s benefit plan audit.

Tax fees. Services included in this category consist of tax return preparation, technical tax advice, tax due diligence and tax compliance.

All Other Fees: In the fiscal years ended May 28, 2006 and May 29, 2005, payments were made for a subscription to an online accounting research tool.

Pre-approval of Audit and Permissible Non-audit Services

The Audit Committee is responsible for reviewing and pre-approving any non-audit services to be performed by our outside accountants. The Audit Committee may delegate its pre-approval authority to the Chairman of the Audit Committee to act between meetings of the Audit Committee. Any pre-approval given by the Chairman of the Audit Committee pursuant to this delegation is presented to the full Audit Committee at its next regularly scheduled meeting. The Audit Committee or Chairman of the Audit Committee reviews, and if appropriate, approves all non-audit service engagements, taking into account the proposed scope of the non-audit services, the proposed fees for the non-audit services, whether the non-audit services are permissible under applicable law or regulation, and the likely impact of the non-audit services on the principal accountant’s independence.

Back to Contents

The Audit Committee pre-approved each engagement of our registered independent public accounting firm to perform non-audit related services during the fiscal year ended May 28, 2006.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence and believes the provision of the services referenced above is compatible.

Back to Contents

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Attached hereto and filed as part of this report are the financial statements, schedule and the exhibits listed below.

(a)(1). Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets of Intermagnetics General Corporation as of May 28, 2006 and May 29, 2005.

Consolidated Income Statements of Intermagnetics General Corporation for the Three Fiscal Years Ended May 28, 2006, May 29, 2005 and May 30, 2004.

Consolidated Statements of Cash Flows of Intermagnetics General Corporation for the Three Fiscal Years Ended May 28, 2006, May 29, 2005 and May 30, 2004.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income of Intermagnetics General Corporation for the Three Fiscal Years Ended May 28, 2006, May 29, 2005 and May 30, 2004.

Notes to Consolidated Financial Statements of Intermagnetics General Corporation.

(a)(2). Financial Statement Schedule

II	Valuation and Qualifying Accounts

All other schedules are not required or are inapplicable and, therefore, have been omitted.

(a)(3). Exhibits

Plan of Acquisition, reorganization, arrangement, liquidation or succession

2.1	Agreement and Plan of Merger among Intermagnetics General Corporation, Magic Subsidiary Corporation (as buyer) and Invivo Corporation, dated December 17, 2003 (1) (Exhibit 99.2)
2.2

Plan of Merger and Reorganization among Intermagnetics General Corporation, Sunshine Merger Sub, Inc. (as buyer), MRI Devices Corporation and Jeffrey Fitzsimmons and Brent Berthy, collectively in their capacity as the Stockholders’ Representative, dated May 17, 2004 (2) (Exhibit 2.1)

2.3

Stock Purchase Agreement dated December 15, 2005, by and among Intermagnetics General Corporation, (seller), IGC Polycold Systems, Inc., a wholly-owned subsidiary (the “Company”), and Helix Technology Corporation, a Delaware corporation (buyer) (3) (Exhibit 2.1)

Back to Contents

2.4	Agreement and Plan of Merger among Intermagnetics General Corporation, Philips Holding USA Inc. and Jumbo Acquisition Corp., dated as of June 14, 2006 (4) (Exhibit 2.1)

Articles of Incorporation and By-laws

3.1	Certificate of Incorporation of Registrant (5) (Exhibit 3.1)
3.2	By-laws of Registrant (5) (Exhibit 3.2)

Instruments defining the rights of security holders, including indentures

4.1	Form of Common Stock certificate (6) (Exhibit 4.1)
4.2

Amended and Restated Credit Agreement among Intermagnetics General Corporation, as borrower and the domestic subsidiaries of the borrower from time to time parties hereto, as Guarantors, the lenders parties hereto, JPMorgan Chase Bank, N.A., as syndication agent, Keybank, N.A., as documentation agent, and Wachovia Bank, National Association, as administrative agent, dated as of September 1, 2005, Wachovia Capital Markets, LLC, as lead arranger and sole book runner (7) (Exhibit 4.1)

Material Contracts

†	10.1	Employment Agreement dated July 23, 2002 between Intermagnetics General Corporation and Glenn H. Epstein (8) (Exhibit 10.1)
†	10.2	Employment Agreement dated October 19, 2001 between Intermagnetics General Corporation and Philip J. Pellegrino (8) (Exhibit 10.2)
†	10.3	1990 Stock Option Plan (9) (Appendix A)
	10.4	Amended and Restated Agreements first dated April 29, 1999 between Philips Medical Systems Nederlands B.V. and Intermagnetics General Corporation for sales of magnet systems (6) (Exhibit 10.4)
†	10.5	Enhanced Benefit Plan Amended and Restated as of June 14, 2006 (10) (Exhibit 10.2)
†	10.6	Executive Stock Purchase Plan (11) (Exhibit 10.11)
	10.7	Patent License Agreement dated June 30, 2000 between Intermagnetics General Corporation and Lucent Technologies GRL Corporation (12) (Exhibit 10.2)
†	10.8	2000 Stock Option and Stock Award Plan as Amended and Restated (13) (Exhibit 10.9)

Back to Contents

†	10.9	Restricted Stock Unit Agreement between Intermagnetics General Corporation and Glenn H. Epstein dated December 16, 2002 (14) (Exhibit 10.1); Appendix A revised (13) (Exhibit 10.10)
†	10.10	Restricted Stock Unit Agreement between Intermagnetics General Corporation and Leo Blecher dated February 12, 2003 (15) (Exhibit 10.12); Appendix A revised (13) (Exhibit 10.11)
†	10.11	Restricted Stock Unit Agreement between Intermagnetics General Corporation and Michael K. Burke dated February 12, 2003 (15) (Exhibit 10.13); Appendix A revised (13) (Exhibit 10.12)
†	10.12	Restricted Stock Unit Agreement between Intermagnetics General Corporation and Philip J. Pellegrino dated February 12, 2003 (15) (Exhibit 10.14); Appendix A revised (13) (Exhibit 10.13)
†	10.13	SuperPower Inc. Equity Compensation Plan (15) (Exhibit 10.16)
†	10.14	2003 Director Compensation Plan (15) (Exhibit 10.17)
†	10.15	Restricted Stock Unit Agreement between Intermagnetics General Corporation and Thomas J. O’Brien dated August 4, 2003 (16) (Exhibit 10.18); Appendix A Revised (13) (Exhibit 10.14)
†	10.16	Restricted Stock Unit Agreement between Intermagnetics General Corporation and Glenn H. Epstein dated March 14, 2005 (17) (Exhibit 10.1); Appendix A Revised (13) (Exhibit 10.1)
†	10.17	Restricted Stock Unit Agreement between Intermagnetics General Corporation and Michael K. Burke dated March 14, 2005 (17) (Exhibit 10.2); Appendix A Revised (13) (Exhibit 10.2)
†	10.18	Restricted Stock Unit Agreement between Intermagnetics General Corporation and Thomas J. O’Brien dated March 14, 2005 (17) (Exhibit 10.4); Appendix A Revised (13) (Exhibit 10.3)
†	10.19	Restricted Stock Unit Agreement between Intermagnetics General Corporation and Leo Blecher dated April 13, 2005 (18) (Exhibit 10.1); Appendix A Revised (13) (Exhibit 10.4)
†	10.20	Employment Agreement, dated as of June 14, 2006 by and among Philips Electronics North America Corporation and Glenn H. Epstein (4) (Exhibit 10.2)
†	10.21	Special Transition Agreement, dated as of June 14, 2006 by and among Philips Electronics North America Corporation and Glenn H. Epstein (4) (Exhibit 10.3)
†	10.22	Employment Agreement, dated as of June 14, 2006 by and among Philips Electronics North America Corporation and Thomas J. O’Brien (4) (Exhibit 10.4)

Back to Contents

†	10.23	Special Transition Agreement, dated as of June 14, 2006 by and among Philips Electronics North America Corporation and Thomas J. O’Brien (4) (Exhibit 10.5)
†	10.24	Employment Agreement, dated as of June 14, 2006 by and among Philips Electronics North America Corporation and Leo Blecher (4) (Exhibit 10.6)
†	10.25	Special Transition Agreement, dated as of June 14, 2006 by and among Philips Electronics North America Corporation and Leo Blecher (4) (Exhibit 10.7)
†	10.26	Employment Agreement, dated as of June 14, 2006 by and among Philips Electronics North America Corporation and Katherine M. Sheehan (4) (Exhibit 10.8)
†	10.27	Special Transition Agreement, dated as of June 14, 2006 by and among Philips Electronics North America Corporation and Katherine M. Sheehan (4) (Exhibit 10.9)
†	10.28	Employment Agreement, dated as of June 14, 2006 by and among Philips Electronics North America Corporation and Kevin Lake (4) (Exhibit 10.10)
†	10.29	Special Transition Agreement, dated as of June 14, 2006 by and among Philips Electronics North America Corporation and Kevin Lake (4) (Exhibit 10.11)

Subsidiaries of the registrant

*	21.1	Subsidiaries of the Company

Consents of experts and counsel

*	23.1

Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP) with respect to the Registration Statements Numbers 2-80041, 2-94701, 33-2517, 33-12762, 33-12763, 33-38145, 33-44693, 33-50598, 33-55092, 33-72160, 333-10553, 333-42163, 333-75269, 333-51776, 333-64822 and 333-126818 on Form S-8 and 333-131966 on Form S-3.

Certifications of Chief Executive Officer and Chief Financial Officer

*	31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
*	31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
*	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Contents

(1)	Exhibit incorporated herein by reference to the Current Report on Form 8-K filed by the Company on December 19, 2003.
(2)	Exhibit incorporated herein by reference to the Current Report on Form 8-K filed by the Company on May 18, 2004.
(3)	Exhibit incorporated herein by reference to the Current Report on Form 8-K/A filed by the Company on December 17, 2004.
(4)	Exhibit incorporated herein by reference to the Current Report on Form 8-K filed by the Company on June 15, 2006.
(5)	Exhibit incorporated herein by reference to the Current Report on Form 8-K filed by the Company on December 2, 2004.
(6)	Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for fiscal year ended May 29, 2005.
(7)	Exhibit incorporated herein by reference to the Current Report on Form 8-K filed by the Company on September 6, 2005.
(8)	Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 26, 2002.
(9)	Exhibit incorporated herein by reference to the Proxy Statement dated November 9, 1999 for the 1999 Annual Meeting of Stockholders.
(10)	Exhibit incorporated herein by reference to the Current Report on Form 8-K filed by the Company on January 26, 2006.
(11)	Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 28, 2000.
(12)	Exhibit incorporated herein by reference to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended August 27, 2000.
(13)	Exhibit incorporated herein by reference to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended February 26, 2006.
(14)	Exhibit incorporated herein by reference to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended February 23, 2003.
(15)	Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 25, 2003.
(16)	Exhibit incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 30, 2004.

Back to Contents

(17)	Exhibit incorporated herein by reference to the Current Report on Form 8-K filed by the Company on March 16, 2005.
(18)	Exhibit incorporated herein by reference to the Current Report on Form 8-K filed by the Company on April 19, 2005.
*	Filed with the Annual Report on Form 10-K for the fiscal year ended May 28, 2006.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
The Company agrees to provide the SEC upon request with copies of certain long-term debt obligations which have been omitted pursuant to the applicable rules.
The Company agrees to furnish supplementally a copy of omitted Schedules and Exhibits, if any, with respect to Exhibits listed above upon request.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMAGNETICS GENERAL CORPORATION
Date: August 11, 2006	By:	/s/ Glenn H. Epstein

Glenn H. Epstein Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person in so signing also makes, constitutes and appoints Glenn H. Epstein, Chairman and Chief Executive Officer, Michael K. Burke, Executive Vice President and Chief Financial Officer, and each of them, his true and lawful attorneys-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

Name	Capacity	Date

/s/ Glenn H. Epstein	Chairman and Chief Executive Officer (principal executive officer)	August 11, 2006

Glenn H. Epstein

/s/ Michael K. Burke	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	August 11, 2006

Michael K. Burke

/s/ John M. Albertine	Director	August 11, 2006

John M. Albertine

/s/ Larry G. Garberding	Director	August 11, 2006

Larry G. Garberding

Back to Contents

/s/ A. Jay Graf	Director	August 11, 2006

A. Jay Graf

/s/ Michael E. Hoffman	Director	August 11, 2006

Michael E. Hoffman

/s/ Thomas L. Kempner	Director	August 11, 2006

Thomas L. Kempner

/s/ Sheldon Weinig	Director	August 11, 2006

Sheldon Weinig

Back to Contents

1. Financial Statements

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Intermagnetics General Corporation:

We have completed integrated audits of Intermagnetics General Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of May 28, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Intermagnetics General Corporation and its subsidiaries at May 28, 2006 and May 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended May 28, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of May 28, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 28, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Back to Contents

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Albany, New York

August 10, 2006

Back to Contents

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts)

	May 28, 2006	May 29, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,584	$6,970
Trade accounts receivable, less allowance (May 28, 2006 -$2,586; May 29, 2005 - $1,549)	71,812	60,682
Costs and estimated earnings in excess of billings on uncompleted contracts	355	718
Inventories:
Consigned products	1,888	1,158
Finished products	7,170	7,349
Work in process	14,247	11,261
Materials and supplies	29,271	20,497

	52,576	40,265
Deferred income taxes, net	5,605	6,042
Prepaid expenses and other	2,795	2,623
Income tax receivable	3,352	—

TOTAL CURRENT ASSETS	173,079	117,300
PROPERTY, PLANT AND EQUIPMENT
Land and improvements	2,160	2,128
Buildings and improvements	20,025	19,410
Machinery and equipment	52,004	45,186
Leasehold improvements	1,175	935

	75,364	67,659
Less accumulated depreciation and amortization	30,592	24,685

TOTAL PROPERTY, PLANT AND EQUIPMENT, net	44,772	42,974
INTANGIBLE AND OTHER ASSETS
Goodwill	168,145	169,910
Other intangibles, less accumulated amortization (May 28, 2006 - $20,266; May 29, 2005 - $15,100)	46,185	51,519
Derivative asset	2,494	396
Deferred compensation investments	4,065	4,338
Other assets	4,598	3,211

TOTAL ASSETS	$443,338	$389,648

Back to Contents

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts)

	May 28, 2006	May 29, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$17,453	$22,136
Salaries, wages and related items	12,185	11,691
Current portion of long-term debt	268	12,404
Customer advances and deposits	1,336	1,951
Product warranty reserve	2,828	4,073
Accrued income taxes	—	3,305
Other liabilities and accrued expenses	8,737	10,189

TOTAL CURRENT LIABILITIES	42,807	65,749

LONG-TERM DEBT, less current portion	58,369	19,885
DEFERRED INCOME TAXES, NET	21,085	19,618
NOTE PAYABLE	5,000	5,000
DERIVATIVE LIABILITY	—	52
DEFERRED COMPENSATION OBLIGATION	4,065	4,338

COMMITMENTS AND CONTINGENCIES, see Note H

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $.10 per share:
Authorized - 2,000,000 shares
Issued and outstanding - None	—	—
Common Stock, par value $.10 per share:
Authorized - 80,000,000 shares
Issued (including shares in treasury):
May 28, 2006 - 45,593,035 shares;
May 29, 2005 - 44,955,604 shares	4,559	4,495
Additional paid-in capital	221,976	207,877
Notes receivable from employees	—	(2,542)
Retained earnings	106,287	81,189
Deferred compensation obligation	2,291	—
Accumulated other comprehensive income	1,330	352

	336,443	291,371
Less cost of Common Stock in treasury
May 28, 2006 - 3,187,723 shares;
May 29, 2005 - 2,808,819 shares	(24,431)	(16,365)

TOTAL STOCKHOLDERS’ EQUITY	312,012	275,006

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$443,338	$389,648

See notes to consolidated financial statements.

Back to Contents

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED INCOME STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)

	Fiscal Year Ended

	May 28, 2006	May 29, 2005	May 30, 2004

Net revenues	$313,494	$264,759	$139,739

Cost of revenues	173,484	144,574	80,478

Gross margin	140,010	120,185	59,261

Product research and development	31,356	25,363	11,985
Selling, general and administrative:
Stock based compensation	10,371	5,764	575
Accelerated stock based compensation	—	1,875	—
Other selling, general and administrative	56,461	58,323	25,070
Amortization of intangible assets	5,197	6,382	3,097
Impairment of intangible assets	—	913	—

	103,385	98,620	40,727

Operating income	36,625	21,565	18,534
Interest and other income	1,919	1,194	790
Interest and other expense	(3,599)	(3,931)	(1,244)
Adjustment to gain on prior period sale of division	648	1,094	—
Gain on available-for-sale securities	—	—	114
Gain on litigation settlement	600	—	—

Income from continuing operations before income taxes	36,193	19,922	18,194
Provision for income taxes	11,095	5,905	6,313

INCOME FROM CONTINUING OPERATIONS	25,098	14,017	11,881

Discontinued operations:
Income from operations of discontinued subsidiary
(Including gain on sale of $33,357 in FY’05)	—	40,709	4,562
Provision for income taxes	—	17,180	1,583

INCOME FROM DISCONTINUED OPERATIONS	—	23,529	2,979

NET INCOME	$25,098	$37,546	$14,860

Basic net income per share:
Continuing operations	$0.59	$0.34	$0.32
Discontinued operations	—	0.56	0.08

Basic net income per share	$0.59	$0.90	$0.40

Diluted net income per share:
Continuing operations	$0.58	$0.33	$0.31
Discontinued operations	—	0.56	0.08

Diluted net income per share	$0.58	$0.89	$0.39

See notes to consolidated financial statements.

Back to Contents

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Fiscal Year Ended

	May 28, 2006	May 29, 2005	May 30, 2004

OPERATING ACTIVITIES
Net income	$25,098	$37,546	$14,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,040	13,263	8,225
Gain on sale of subsidiary	—	(33,357)
Provision for deferred taxes	1,966	(2,137)	632
Stock based compensation	10,371	5,764	575
Loss on sale and disposal of assets	1,713	1,277	82
MRID profit sharing contribution	—	1,875	—
Impairment of intangible asset	—	913	—
Realized gain on available-for-sale securities	—	—	(114)
Change in discount on note receivable	—	—	(41)
Amortization of debt issuance costs	275	298	88
Adjustment to gain on prior period sale of division	(648)	(1,094)	—
Tax benefit from stock option exercises	1,401	2,778	3,493
Change in operating assets and liabilities net of effects from acquisitions:
Increase in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(10,773)	(12,774)	(3,908)
Increase in inventories and prepaid expenses and other assets	(14,397)	(10,492)	(1,961)
(Decrease) increase in accounts payable and accrued expenses	(11,871)	24,074	(2,554)

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,175	27,934	19,377
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(11,172)	(10,503)	(6,277)
Collection of note receivable	—	—	4,000
Purchase of Invivo, net of cash acquired	—	(737)	(150,222)
Purchase of MRID, net of cash acquired	—	(38,975)	—
Cash in lieu of fractional shares	(11)	(10)	—
Investment in patent rights	(85)	(124)	(28)
Proceeds from sale of available-for-sale securities	—	—	114
Proceeds from sale of property, plant and equipment	40	—	38
Proceeds from sale of subsidiary	—	48,663	—

NET CASH USED IN INVESTING ACTIVITIES	(11,228)	(1,686)	(152,375)
FINANCING ACTIVITIES
Proceeds from sale of Common Stock, including exercise of stock options	2,516	1,527	3,307
Proceeds from employees - Executive Stock Purchase Plan	390	879	304
Purchase of Treasury Stock	(3,578)	(1,685)	(1,779)
Payment to obtain debt financing	(318)	(155)	(1,325)
Proceeds from long term borrowings	65,000	53,000	67,000
Principal payments on note payable and long-term debt	(38,652)	(85,300)	(11,147)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	25,358	(31,734)	56,360
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(691)	588	(8)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,614	(4,898)	(76,646)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,970	11,868	88,514

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,584	$6,970	$11,868

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Repayment of notes receivable from employees through forfeiture of Company Common Stock	$2,197

Issuance of Common Stock as consideration for purchase of MRID		$49,597

Issuance of note payable as consideration for purchase of MRID due in July of 2007		$5,000

See notes to consolidated financial statements.

Back to Contents

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Fiscal Years Ended May 28, 2006, May 29, 2005, May 30, 2004

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Notes Receivable from Employees	Retained Earnings	Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Comprehensive Income

Balances at May 25, 2003	$3,946	$138,915	$(3,725)	$28,783	$—	$(514)	$(12,901)
Comprehensive income:
Net income				14,860				$14,860
Unrealized gain on derivatives, net of tax benefit						323		323
Unrealized loss on foreign currency translation						(8)		(8)
Minimum pension liability adjustment						65		65

Total comprehensive income								$15,240

Issuance of 1,153,007 shares of Common Stock, related to exercises of stock options and stock based compensation	115	3,692
Tax benefit from exercise of stock options		3,493
Treasury stock, upon exercise of stock options							(1,719)
Treasury stock purchase							(60)
Repayments of notes receivable			304

Balances at May 30, 2004	$4,061	$146,100	$(3,421)	$43,643	$—	$(134)	$(14,680)
Comprehensive income:
Net income				37,546				$37,546
Unrealized gain on derivatives, net of tax benefit						199		199
Unrealized gain on foreign currency translation						578		578
Minimum pension liability adjustment						(291)		(291)

Total comprehensive income								$38,032

Issuance of 649,644 shares of Common Stock, related to exercises of stock options and stock based compensation	65	2,087
Issuance of 3,691,334 shares for purchase of MRID	369	51,728
Tax benefit from exercise of stock options		2,778
Capital transactions of a subsidiary		16
Accrual for Stock based compensation		5,178
Cash in lieu of fractional shares		(10)
Treasury stock, upon exercise of stock options							(1,685)
Repayments of notes receivable			879

Balances at May 29, 2005	$4,495	$207,877	$(2,542)	$81,189	$—	$352	$(16,365)
Comprehensive income:
Net income				25,098				$25,098
Unrealized gain on derivatives, net of tax benefit						1,404		1,404
Unrealized loss on foreign currency translation						(697)		(697)
Minimum pension liability adjustment						271		271

Total comprehensive income								$26,076

Issuance of 637,431 shares of Common Stock, related to exercises of stock options and stock based compensation	64	2,951
Tax benefit from exercise of stock options		1,401
Accrual for Stock based compensation		9,758
Cash in lieu of fractional shares		(11)
Treasury stock upon exercise of stock options							(240)
Treasury stock purchase							(3,338)
Employee shares held by the Company’s Deferred Compensation Plan							(2,291)
Repayments of notes receivable			2,542				(2,197)
Deferred compensation obligation for employee shares held in a non-diversified trust					2,291

Balances at May 28, 2006	$4,559	$221,976	$—	$106,287	$2,291	$1,330	$(24,431)

See notes to consolidated financial statements.

Back to Contents

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTERMAGNETICS GENERAL CORPORATION

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation. It is the Company’s policy to reclassify prior year consolidated financial statements to conform to current year presentation.

The U.S. dollar is the functional currency for the Company’s U.S. operations. At the Company’s foreign locations, local currency asset and liability amounts are translated into U.S. dollars at end-of-period exchange rates. Foreign currency income and expenses are translated using average exchange rates in effect during the year. Translation adjustments are included in other comprehensive income (loss) in stockholders’ equity on the accompanying consolidated balance sheets.

The Company operates on a 52/53 week fiscal year ending the last Sunday during the month of May. Fiscal year 2006 had 52 weeks fiscal year 2005 had 52 weeks and fiscal year 2004 had 53 weeks.

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

Revenue Recognition:

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101 as amended by Staff Accounting Bulletin No. 104, on product that has been shipped. In these cases, all the criteria for revenue recognition have been met including, but not limited to: persuasive evidence of an arrangement exists; the arrangement includes a product price that is fixed and determinable; the Company has accomplished what it must do to satisfy the terms of the arrangement including passing title and risk of loss to customers upon shipment; and collection from customers is reasonably assured in accordance with the terms of the arrangement.

In accordance with the disclosure requirements under Emerging Issues Task Force (EITF) No. 06-3, the Company does not include sales tax billed to customers on product sales in net revenues.

In other instances, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101 as amended by Staff Accounting Bulletin No. 104, on product that is complete and ready to ship for which our customer has requested a delay in delivery (“bill and hold sales”). In these cases, all the criteria for revenue recognition have been met including, but not limited to: the customer has a substantial business purpose; there is a fixed delivery date; title and risk of loss has transferred to the customer; the product is complete and ready for shipment; and the product has been segregated and is not available to be used to fill other orders. Upon notification from the customer the product is shipped to the stated destination. As of May 28, 2006, May 29, 2005 and May 30, 2004, bill and hold sales comprised 0.4%, 0.1% and 0.0% of annual consolidated revenue from continuing operations, respectively.

The Company recognizes revenue and profit on long-term development contracts based upon actual time and material costs incurred plus contractual earned profit. These types of contracts typically provide engineering services to achieve a specific scientific result relating to superconductivity. The customers for these contracts are both commercial customers and various state and federal government agencies. When government agencies are providing revenue the Company does not expect the government to be a significant end user of the resulting products. Therefore, the Company does not reduce Internal Research and Development by the funding received.

Back to Contents

Product Warranty:

The Company accrues for possible future claims arising under terms of various warranties (one to three years) made in connection with the sale of products. Warranty expense for fiscal years 2006, 2005 and 2004 was $901,000, $2,666,000 and $1,514,000, respectively. The following table represents the activity in product warranty reserve:

	Fiscal Years Ended

(Dollars in Thousands)	May 28, 2006	May 29, 2005	May 30, 2004

Beginning Balance	$4,073	$3,189	$1,466
Reserves acquired from acquisition of MRID Corp.	—	87	—
Reserves acquired from acquisition of Invivo Corp.	—	—	1,602
Reserves released from sale of Polycold	—	(651)	—
Warranty expense	609	2,666	1,514
Cost of warranty performed	(1,854)	(1,218)	(1,393)

Ending Balance	$2,828	$4,073	$3,189

Inventories:

Inventories are stated at the lower of cost or market value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Variances from standard costs are accumulated as they are incurred and are included in the carrying value of inventory to the extent appropriate. Market value is determined based on the net realizable value. Appropriate consideration is given to obsolescence, excessive levels and other factors in evaluating net realizable value. At May 28, 2006 and May 29, 2005, the Company had reserves for excess and obsolete inventory of $3,292,000 and $2,801,000, respectively.

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

Significant additions or improvements extending assets’ useful lives are capitalized; normal maintenance and repair costs are expensed as incurred.

The cost of fully depreciated assets remaining in use is included in the respective asset and accumulated depreciation accounts. When items are sold or retired, related gains or losses are included in income. Depreciation expense from continuing operations for the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004 was $7,843,000, $6,405,000 and $4,513,000, respectively.

Back to Contents

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

Foreign Currency Transactions:

Realized foreign currency transaction gains and losses, when incurred, are included in other income (expense) in the accompanying consolidated income statements.

Goodwill and Other Intangibles:

In accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets”, the Company performs a test for goodwill impairment annually during the second fiscal quarter of each year (or at an interim date if certain events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount). A determination of impairment is made based upon the estimated discounted future cash flows of the operations associated with the related reporting unit. If goodwill is determined to be impaired the Company would be required to record a charge to its results of operations.

Impairment of Long-Lived Assets:

In accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets for impairment whenever events such as significant changes in the business climate, plant closures, changes in product offerings or other circumstances indicate that the carrying amount may not be recoverable. The determination of whether these assets are impaired involves significant judgments such as long term revenue projections, weighted average cost of capital, product cost reductions, market penetration and sufficient product research and development to keep pace with market demand. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances.

Product Research and Development:

Product research and development costs which include, labor, materials, external contractor fees and applicable overhead allocations are charged to operations when incurred and are included in operating expenses.

Stock-Based Compensation:

The intrinsic value method of accounting under the provisions of APB No. 25, “Accounting for Stock Issued to Employees”, is used for stock-based compensation plans. Under the intrinsic value method, compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock.

Back to Contents

Under SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123) as amended, compensation costs for stock option grants would be based on the fair value at the grant date and the resulting compensation expense would be shown as an expense on the consolidated income statements as the option vests. The following pro forma net income and earnings per share information has been determined as if the Company had accounted for stock-based compensation awarded under its stock option plans using the fair value-based method under SFAS 123:

	Fiscal Years Ended

(Dollars in Thousands, Except Per Share Amounts)	May 28, 2006	May 29, 2005	May 30, 2004

Net income (as reported)	$25,098	$37,546	$14,860
Add recorded non-cash stock compensation, net of tax	7,187	4,942	375
Less non-cash stock compensation under SFAS No. 123, net of tax	(8,525)	(6,544)	(2,345)

Pro forma Net Income	$23,760	$35,944	$12,890
Earnings per share (as reported):
Basic	$0.59	$0.90	$0.40

Diluted	$0.58	$0.89	$0.39

Earnings per share (pro forma):
Basic	$0.56	$0.87	$0.34

Diluted	$0.55	$0.85	$0.34

There were no options granted under the 1990 Stock Option Plan or the 2000 Stock Option and Award Plan during the fiscal year ended May 28, 2006. The weighted average fair value of each option granted under the 1990 Stock Option Plan and the 2000 Stock Option and Award Plan during fiscal years 2005 and 2004, was $10.27 and $8.20, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes Model with the following weighted average assumptions. The risk-free interest rates for fiscal years 2005 and 2004 were 4.0% and 4.7%, respectively. The expected volatility of the market price of the Company’s Common Stock for fiscal years 2005 and 2004 grants was 64.7% and 65.1%, respectively. The expected average term of the granted options for fiscal 2005 and 2004 was 8.0 years and 7.9 years, respectively. There was no expected dividend yield for the options granted for fiscal years 2005 or 2004.

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

Comprehensive Income:

Comprehensive income (loss) currently consists of net income, foreign currency translation adjustments, minimum pension liability adjustments and gain (loss) on derivative activity and is presented in the consolidated statements of changes in stockholders’ equity and comprehensive income (loss), net of tax.

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

New Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109.” FIN 48 addresses the accounting for uncertain tax positions that a company has taken or expects to take on a tax return. The Company is in the process of analyzing the impact of FIN 48, which is required to be adopted by the first quarter of fiscal 2008.

Back to Contents

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets (“SFAS 156”) – an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The adoption of SFAS 156 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statement No. 133 and FASB Statement No. 140.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133 and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 also amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of fiscal years beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements. At adoption, any difference between the total carrying amount of the individual components of any existing bifurcated hybrid financial instruments and the fair value of the combined hybrid financial instruments is to be recognized as a cumulative-effective adjustment to beginning retained earnings. The Company is required to adopt the provisions of SFAS 155, as applicable, beginning in fiscal year 2008. The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provision of SFAS 154, as applicable, beginning in fiscal 2007. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of Share-Based Payments. This interpretation expresses the views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004) Share-Based Payment (Statement 123R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of Statement 123R. The Company will adopt SAB 107 in connection with its adoption of Statement 123R during first quarter of fiscal year 2007 which is expected to have a material impact on the Company’s results of operations.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment. Statement 123R would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. In addition, the adoption of Statement 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In April 2005, the SEC issued a Final Rule amending Rule 4-01(A) of Regulation S-X which amends the effective date of this statement to fiscal years beginning after June 15, 2005. Therefore this Statement applies to the Company beginning with the quarter ending August 27, 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. However, these pro forma disclosures provide an indication of what the effect of adopting SFAS 123R would have been on the historical periods presented (See stock based compensation section of Footnote A).

Back to Contents

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory costs – An Amendment of ARB No. 43 Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS No. 151 will have a material impact on the Company’s financial position and results of operations.

NOTE B – ACQUISITIONS AND DISPOSITIONS

On February 15, 2005, the Company completed the sale of its wholly-owned subsidiary, IGC-Polycold Systems, Inc. (“Polycold”) to Helix Technology Corporation (“Helix”). Helix purchased all of the outstanding capital stock of Polycold for about $49.7 million in cash. The sale, which resulted in a pre-tax gain of about $33.4 million, was included in income from discontinued operations for the year ended May 29, 2005.

The revenues and net operating profit of Polycold, the sole subsidiary in the Company’s Instrumentation segment are included in discontinued operations as required by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” are as follows:

	Fiscal Years Ended

(Dollars in thousands)	May 29, 2005	May 30, 2004

Net revenues to external customers	$23,354	$24,708
Net operating profit	7,359	4,570

On July 16, 2004, the Company completed its purchase of MRI Devices Corporation (“MRID”), a privately held company. MRID was a leading manufacturer of radio frequency (RF) coils and related sub-systems for magnetic resonance imaging (MRI) systems.

During fiscal year 2004, the Company completed its purchase of Invivo Corporation, which was acquired through a public tender offer. Invivo designs, manufactures and markets patient monitoring systems. These monitoring systems measure and display vital signs of patients in medical settings, particularly during magnetic resonance imaging procedures. The acquisition of Invivo substantially expanded the Company’s direct sales team and customer base. In addition, the manufacturing facilities assumed from this acquisition in Arleta, California and Orlando, Florida were consolidated and physically relocated into the Orlando facility during fiscal year 2005. The costs incurred from this relocation of about $212,000 were included in costs of revenues in fiscal year 2005.

Back to Contents

The following (unaudited) pro forma consolidated income statements and disclosure have been prepared in accordance with SFAS No. 141 “Business Combinations” as if the acquisition of MRID and Invivo Corporation occurred at the beginning of each year presented:

	Fiscal Years Ended

(Dollars in Thousands)	May 29, 2005	May 30, 2004

Net revenues	$271,240	$234,342

Net income	$38,370	$23,211

Earnings per share:
Basic	$0.91	$0.56

Diluted	$0.90	$0.55

In the above pro forma consolidated income statements, net income for the year ended May 29, 2005, includes a $19.3 million gain on sale of subsidiary, $4.2 million of income from discontinued operations, both net of tax, a $714,000 adjustment on prior period gain on sale of division, net of tax and $8.8 million of non-recurring charges net of tax which primarily consists of $1.2 million for a stock contribution made to a profit sharing plan for original MRID employees prior to change of control; $596,000 for an impairment charge on the acquired MRID trade name; and about $7.0 million for other non-recurring acquisition and integration related charges. Net income for the fiscal year ended May 30, 2004 includes about $815,000 of acquisition related charges net of tax.

The above pro forma results do not include any anticipated revenue synergies.

NOTE C - LONG-TERM DEBT

Credit Facility:

On September 1, 2005, the Company executed an amended and restated Credit Agreement with its existing group of commercial lenders. The Amended and Restated Credit Agreement effectively increases the Company’s unsecured revolving credit facility from $105 million to $200 million and eliminates the amortizing term loan portion of the facility, which had been $25 million. The maturity date of the Agreement has been extended from December 2008 until September 2010. In addition, the mandatory prepayment provisions as required in the original agreement were eliminated and the Company received more favorable financial covenants including improved debt leverage and interest coverage ratios. In conjunction with this amendment, the Company was required to pay a non-refundable commitment fee and other direct costs to administer the amendment totaling $318,000.

In connection with the execution of the Agreement, the Company borrowed $55 million under the amended and restated facility. The proceeds were used principally to retire amounts borrowed under the original credit agreement including the entire $19.4 million balance remaining on the term loan and the $14 million borrowed under the revolving portion of the facility of which $10.0 million was borrowed during the first quarter of fiscal year 2006. An additional $4 million was used to retire the mortgage on its Latham, New York manufacturing facility which matured in November 2005. The balance of the proceeds will be used to meet working capital requirements and other corporate expenses.

The Company has the option to make principal pre-payments in whole or in part in increments of $500,000 with a minimum of $1.0 million without penalty.

Borrowings under the facilities will bear interest, at the Company’s option, at: (1) the higher of Wachovia’s prime commercial lending rate or the federal funds rate plus 0.50% per annum, plus the applicable margin rate ranging from 0.0% to 0.25% based on the Company’s leverage ratio (the ratio of total funded debt net of cash on hand to earnings before interest, taxes, depreciation, amortization and other non-cash charges, “EBITDA”) (the “Leverage Ratio”) or (2) the applicable London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin rate ranging from 0.625% to 1.25% based on the Company’s Leverage Ratio. The Company has entered into two interest rate swap agreements with commercial banks to reduce the effect of changes in interest rates on the amount outstanding on its revolving credit facility. These agreements effectively change the interest rate exposure to a fixed range between 3.6% and 4.9% over the remaining term of the swap agreements. (See also Footnote N.)

Back to Contents

In addition, the Company is obligated to pay certain fees including a commitment fee ranging from 0.125% to 0.25% per annum on the unutilized portion of the revolving facility and a letter of credit fee ranging from 0.75% to 1.5% on the average balance of the letters of credit issued. The range on both of these fees is based upon the Company’s leverage ratio. The Company is also required to pay an annual administrative fee of $25,000.

The Company incurred costs in previous years directly associated with obtaining the original unsecured credit facility including underwriting, administrative and professional fees amounting to $1.5 million. These costs combined with the $318,000 incurred with the amended and restated agreement as noted above were deferred and are being amortized using the straight-line method over the remaining life of the debt. During fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004, the Company amortized into interest expense deferred debt issuance costs of $275,000, $298,000 and $88,000, respectively. Unamortized debt issuance costs as of May 28, 2006 and May 29, 2005, were $1,138,000 and $1,094,000, respectively.

The agreement is unsecured and unconditionally guaranteed by each existing and subsequently acquired or organized domestic subsidiary of the Company. The Company must also comply with certain financial and operational covenants. The most restrictive financial covenants include debt, net of cash to EBITDA, tangible net worth and interest coverage ratios as defined in the Amended and Restated Credit Agreement.

Mortgages and Other Notes Payable:

On November 16, 2005, the Company made the final payment of $3,943,000 on its mortgage payable related to the Latham, NY facility. The interest rate swap agreement that effectively hedged the variable rate of this mortgage also expired on November 16, 2005.

Effective with the acquisition of Invivo on January 27, 2004, the Company assumed a term loan mortgage due in 2016. The term loan bears interest at LIBOR plus 2% and is secured by land and building located in Orlando, FL. As of May 28, 2006 and May 29, 2005, $1,133,000 and $1,247,000, respectively, was included in total long-term debt of which $113,000 was payable within one year for both years presented.

Effective with the acquisition of MRI Devices Corp. (MRID), on July 16, 2004, the Company assumed a $3.1 million term loan note due on October 23, 2007. The term loan is unsecured, except for a negative pledge that the Company will not use MRID’s Gainesville, Florida facility as collateral for any additional financing. The note also includes a prepayment penalty of 2% to 5%, depending on the year of prepayment. Up to 20% of the note payable can be prepaid annually without penalty. The note bears interest at 5.85% and is payable in monthly installments of about $11,000 with the balance due in October 2007. As of May 28, 2006 and May 29, 2005, $2,504,000 and $2,653,000, respectively, was included in total long-term debt of which $155,000 and $152,000 were payable within one year, respectively.

As of May 28, 2006, the Company had the following long-term debt outstanding:

	As of

(Dollars in thousands)	May 28, 2006	May 29, 2005

Long-Term Debt:
Mortgage and notes payable	$3,637	$7,976
Term loan (Retired the $19.4 million outstanding effective September 1, 2005)	—	20,313
Revolving line of credit ($200 million facility effective September 1, 2005)	55,000	4,000

Total long-term debt	58,637	32,289
Less current maturities	268	12,404

Long-term debt excluding current maturities	$58,369	$19,885

In addition to the long-term debt noted above, the Company issued a $5.0 million three-year note payable in conjunction with the acquisition of MRI Devices. Interest on the note accrues at LIBOR plus 0.5%. The note and accrued interest are due in July of 2007.

As of May 28, 2006, the Company had $144.4 million additional borrowing capacity under its unsecured credit facility which is net of $640,000 of standby letters of credit issued to the Company’s insurance agent as collateral for potential workers’ compensation claims.

Back to Contents

Aggregate maturities of long-term debt as of May 28, 2006 are as follows:

(Dollars in Thousands)

Fiscal years ending:
2007	$268
2008	2,463
2009	113
2010	113
2011	55,113
Thereafter	567

$58,637

Interest paid for the years ended May 28, 2006, May 29, 2005 and May 30, 2004, amounted to $2,404,000, $3,190,000 and $898,000, respectively.

NOTE D - STOCKHOLDERS’ EQUITY

On January 25, 2006, the Company’s Board of Directors declared a fifty percent common stock dividend to effect a three-for-two split on the Company’s common stock. The dividend was distributed on February 21, 2006 to shareholders of record on February 6, 2006. The consolidated financial statements and related notes have been adjusted to retroactively reflect this stock dividend in all numbers of shares, prices per share and earnings per share.

On September 1, 2005 the Executive Committee of the Company’s Board of Directors authorized the Company re-purchase up to 3,750,000 shares of Company common stock. This authorization supersedes the Board’s previous re-purchase authorization, which was approved in July of 2002. During the fiscal year ended May 28, 2006, the Company repurchased 176,550 shares at an average price of $18.86 under the current re-purchase authorization.

Stock Options:

The Company has two current stock option plans: the 1990 Stock Option Plan and the 2000 Stock Option and Stock Award Plan. A total of 6,826,500 shares have been authorized under the 2000 Plan. Options granted under the 2000 Stock Option and Stock Award Plan have lives ranging from three to ten years and vest over periods ranging from one to five years. The Company is no longer issuing stock under the 1990 Stock Option Plan.

Option activity under the Intermagnetics plans excluding SuperPower was as follows:

	Fiscal Years Ended

	May 28, 2006		May 29, 2005		May 30, 2004

Outstanding, beginning of year	1,687,342	$9.800	2,499,032	$8.221	3,483,717	$6.383
Granted	—	—	26,550	14.771	308,250	11.680
Exercised	(376,439)	9.031	(733,940)	4.501	(1,212,525)	3.699
Forfeited	(85,123)	11.504	(104,300)	10.526	(80,410)	10.017

Outstanding, end of year	1,225,780	9.918	1,687,342	9.800	2,499,032	8.221

Exercisable, end of year	963,523	$9.674	1,082,973	$9.277	1,413,518	$6.580

Back to Contents

	As of May 28, 2006

	Options Outstanding			Options Exercisable

Range of Option Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$1.578 - $3.156	32,359	$2.764	2.6	32,359	$2.764
$3.157 - $4.734	67,622	$3.922	3.1	67,622	$3.922
$4.735 - $6.312	2,400	$5.896	0.3	2,400	$5.896
$6.313 - $7.890	123,665	$7.527	6.4	80,015	$7.499
$7.891 - $9.469	173,534	$9.013	5.4	163,784	$9.024
$9.470 - $11.047	364,853	$10.339	5.7	291,728	$10.350
$11.048 - $12.625	412,414	$11.742	6.3	293,827	$11.649
$12.626 - $14.203	34,083	$13.443	5.2	29,538	$13.512
$14.204 - $15.782	14,850	$14.856	8.1	2,250	$14.559

	1,225,780	$9.918	5.7	963,523	$9.674

During fiscal 2003, the Company established a stock option plan for SuperPower Inc., a subsidiary. The options which were granted during fiscal year 2003 were valued at a $1.00 each based upon the best available evidence. The plan had 1,160,000 options outstanding as of May 28, 2006 and 16,000 options have been exercised. Options granted under the plan will have lives ranging from five to ten years and vest over periods ranging from one to five years. Under this plan, the Company has 433,000 shares of restricted stock issued to key employees. These shares are restricted units which will only convert into common stock upon a change in control or an initial public offering (IPO). Upon a change in control, 100% of the outstanding restricted stock units will convert to common stock. Upon the effective date of an IPO, one-third of the outstanding restricted stock units will convert with the remaining two-thirds to convert in two equal installments on the first and second anniversaries of the effective date of the IPO.

In connection with the license of patent rights, the Company issued warrants to purchase 236,385 shares of its Common Stock during fiscal year 2001 at a price of $8.44 per share. These warrants were valued at $1,097,000, which was capitalized as part of the cost of the patent rights. The warrants will expire in July of 2007.

Following are the shares of Common Stock reserved for issuance and the related exercise prices for the outstanding stock options, restricted stock awards and outstanding warrants at May 28, 2006:

	Number of Shares	Exercise Price Per Share

2000 Stock Option and Stock Award Plan:
Restricted Stock Awards	3,270,719	$0.00
Stock Options	1,123,399	$7.16-$15.78
1990 Stock Option Plan	102,381	$2.59-$5.90
Warrants	236,385	$8.44

Shares reserved for issuance	4,732,884

Back to Contents

Equity compensation plan information follows:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	4,556,934	$3.110	1,696,639
Equity compensation plans not approved by stockholders
New Hire Incentive Plan	175,950	none	none

The New Hire Incentive Plan is designed to attract highly competent employees for key positions within the Company. As such, this plan is not for general use but for selected critical positions. Therefore, no specific shares have been allocated for this purpose. Rather shares will be issued from the authorized shares of the Company’s Common Stock and approved by the Company’s Board of Directors on an applicant by applicant basis.

During the year ended May 28, 2006, the Company issued 18,576 shares of Common Stock at a fair market value of $26.89 per share as compensation to the Board of Directors. During the year ended May 29, 2005, the Company issued 24,525 shares of Common Stock at a fair market value of $16.86 per share as compensation to the Board of Directors. During the year ended May 30, 2004, the Company issued 39,002 shares of Common Stock at a fair market value of $11.17 per share as compensation to the Board of Directors. For the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004, the Company recorded expense associated with these stock issuances of $457,000, $425,000 and $417,000 respectively.

Restricted Stock Awards:

As of May 28, 2006, the Company had 1,536,824 shares of restricted stock, net of vesting and forfeitures, outstanding to key employees for a performance-based plan that ends in fiscal year 2007. These shares are restricted units, which will convert into common stock only upon the achievement of compounded growth in the Company’s pre-tax diluted earnings per share greater than eight percent over five fiscal years. For 1,343,024 outstanding shares, the vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 15%, 20% and 65% respectively. For 157,050 outstanding shares, the vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 0%, 40% and 60% respectively. For 36,750 shares, the vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 0%, 0% and 100% respectively. In the current year, based upon actual performance management has determined that performance targets for the fiscal year ended May 28, 2006 have been met. For the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004, the Company recognized expense of $9,067,000, $4,942,000 and $0, respectively.

As of May 28, 2006, the Company has an additional 1,576,500 shares of restricted stock outstanding to key employees for a performance-based plan that ends in fiscal year 2010. These shares are restricted units which will convert into common stock only upon the achievement of compounded growth in the Company’s pre-tax diluted earnings per share greater than eight percent over the next five fiscal years. The vesting schedule in fiscal years 2006 through 2010 is 0%, 0%, 15%, 20% and 65% respectively. In the current year, the stock is not considered dilutive. The Company will record expense for the restricted stock when management determines it will be probable that the performance targets will be met. At that time the expense will be recorded and treated as variable through the date that the restriction lapses. Additional shares of restricted stock may be granted to newly hired key employees.

Back to Contents

As of May 28, 2006, the Company had outstanding 122,653 time-based shares of restricted stock to certain employees. These shares are vesting over time ranging from 1 to 5 years. For the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004, the Company recorded expense of $596,000, $164,000 and $135,000, respectively.

As of May 28, 2006 the Company had outstanding 34,742 shares of restricted stock to the Board of Directors. These shares are vesting over a five year time frame at 10%, 10%, 10%, 10%, and 60%, respectively. For the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004, the Company had recorded expense of $95,000, $90,000 and $23,000, respectively.

As of May 28, 2006, the Company had issued 44,269 shares to fund employee benefit plans for MRID employees with a value of $624,000 being recognized as compensation expense ratably over a contractual four year vesting period. For the fiscal years ended May 28, 2006 and May 29, 2005 the Company recorded expense of $156,000 and $143,000.

Executive Deferred Compensation Plan:

In addition to the Company stock and award plans, the Company also maintains a deferred compensation plan (“the plan”) in which certain management and highly compensated employees are eligible to defer a maximum of 25% of the participant’s salary and up to 100% of the participant’s bonus. The compensation deferred under this plan is credited with earnings or losses based upon changes in values of the investments elected by the plan participant. Each plan participant is fully vested in all deferred compensation and any earnings credited to their accounts. The deferrals are invested by the Company through two rabbi trusts (Trust I and Trust II, collectively “the trusts”). Prior to December 31, 2005, Trust I invested deferred amounts based upon elections made by the plan participants into various funds designated by the plan, one of which included Company Common Stock. Effective December 31, 2005, the Company established a separate rabbi trust (Trust II) for the purpose of holding any shares of Company Common Stock contributed by the plan participants. In addition, any Company Common Stock held by Trust I was transferred to Trust II at fair value. As of December 31, 2005 the fair value of Company Common Stock held by Trust I and transferred to Trust II was $2,429,000.

The Company accounts for the plan in accordance with Emerging Issues Task Force (EITF) No. 97-14. In Trust I, plan participants are allowed to diversify their contributions therefore, the deferred compensation obligation is classified as a liability and adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair value of amounts owed to employees under the plan. The equal and offsetting assets held by the trust are recorded as an other asset with equal and offsetting fluctuations in fair value being charged or credited to other non-operating income. As of May 28, 2006, the liability and the equal and offsetting fair value of the Trust I assets amounted to $4,067,000. For the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004, the amount recognized as a charge in compensation expense and the equal and offsetting credit to other non-operating income was $779,000, $393,000 and $0, respectively.

In Trust II, the deferred compensation obligation is classified as equity and the equal and offsetting Company Common Stock held by the trust is classified as treasury stock. Plan participants are not allowed to diversify their contributions in Trust II and therefore, any changes in fair value will not be recognized. Fluctuations in this plan will solely consist of stock contributions and stock withdrawals by plan participants. As of May 28, 2006, the deferred compensation obligation and the equal and offsetting value of Trust II assets included in treasury stock was $2,291,000.

Back to Contents

NOTE E - PER SHARE INFORMATION

The following table provides calculations of basic and diluted earnings per share:

(Dollars in Thousands, Except Per Share Amounts)

	Fiscal Years Ended

	May 28, 2006	May 29, 2005	May 30, 2004

Income available to Common stockholders	$25,098	$37,546	$14,860

Weighted average shares	42,289,286	41,534,015	37,570,077
Dilutive potential Common Shares:
Warrants	146,026	116,072	43,916
Restricted stock	41,494	11,145	3,452
Stock Options and Awards	580,412	537,068	622,624

Adjusted weighted average shares	43,057,218	42,198,300	38,240,069
Net income per Common Share:
Basic	$0.59	$0.90	$0.40

Diluted	$0.58	$0.89	$0.39

NOTE F - RETIREMENT PLANS

The Company maintains a non-contributory, defined benefit plan covering approximately 50 bargaining unit employees from a subsidiary that the Company divested during the fiscal year ended May 26, 2002. Benefits under the plan were based on years of service and employees’ career average compensation. The Company’s funding policy was to contribute annually an amount sufficient to meet or exceed the minimum funding standard contained in the Internal Revenue Code. Contributions were intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future. As of November 30, 2000, the Company froze all pension benefits relating to this plan. As of May 28, 2006 and May 29, 2005, the Company recorded a minimum pension liability for the Bargaining Unit plan of $253,000 and $398,000, respectively.

The Company also maintains an employee savings plan, covering substantially all employees, under Section 401(k) of the Internal Revenue Code. Under this plan, the Company makes a contribution for all employees and matches a portion of participants’ contributions. Expenses under the plan during the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004 aggregated $2,375,000, $2,143,000 and $964,000, respectively.

The Company also maintains supplemental retirement plans for two of its former executive officers. These plans utilize life insurance contracts for funding purposes. Expenses recorded under these plans were $112,000, $124,000 and $124,000 for the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004, respectively. As of May 28, 2006 and May 29, 2005, the Company recorded an additional minimum pension liability for this plan of $67,000 and $103,000, respectively.

Back to Contents

NOTE G - INCOME TAXES

The components of the provision for income taxes (benefit) from continuing operations are as follows:

	Fiscal Years Ended

(Dollars in Thousands)	May 28, 2006	May 29, 2005	May 30, 2004

Current
Federal	$8,506	$7,264	$5,251
State	623	778	300

Total current	9,129	8,042	5,551
Deferred
Federal	1,686	(2,044)	676
State	280	(93)	86

Total deferred	1,966	(2,137)	762

Provision for income taxes	$11,095	$5,905	$6,313

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of

(Dollars in Thousands)	May 28, 2006	May 29, 2005

Deferred tax assets:
Inventory reserves	$1,763	$1,323
Non-deductible accruals	2,659	3,085
Product warranty reserve	1,201	1,709
Stock Plan Compensation	907	1,910
Net operating losses and credit carryforwards	—	2,298

Total gross deferred tax assets	6,530	10,325
Less valuation allowance	—	—

Deferred tax assets	$6,530	$10,325

Deferred tax liabilities:
Depreciation and amortization differences	$(4,216)	$(4,489)
Intangibles	(16,586)	(19,336)
Other, net	(335)	(76)

Total gross deferred tax liabilities	(21,137)	(23,901)

Net deferred tax (liabilities) assets	$(14,607)	$(13,576)

The foregoing assets and liabilities are classified in the accompanying consolidated balance sheets as follows:

	As of

(Dollars in Thousands)	May 28, 2006	May 29, 2005

Net current deferred tax assets	$5,605	$6,042
Net long-term deferred tax (liabilities)/assets	(21,085)	(19,618)
Less: long-term deferred tax liability on derivative assets	873	—

	$(14,607)	$(13,576)

Back to Contents

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

The reasons for the differences between the provision for income taxes (benefit) and the amount of income tax (benefit), from continuing operations determined by applying the applicable statutory Federal tax rate to income (loss) from continuing operations before income taxes are as follows:

	Fiscal Years Ended

(Dollars in Thousands)	May 28, 2006	May 29, 2005	May 30, 2004

Pretax income at statutory tax rate (35% for 2006, 2005 and 2004)	$12,667	$6,973	$6,376
State taxes, net of Federal benefit	587	445	251
Benefit of Extraterritorial Income Exclusion	(688)	(858)	(749)
Non-deductable executive compensation	570	—	—
Deduction of U.S. Production Activities	(301)	—	—
Amortization of intangibles and other permanent adjustments	—	—	136
Change in valuation allowance	—	(191)	—
Research credit	(563)	—	—
Settlement of prior year tax liabilities	(1,193)	(449)	—
Other, net	16	(15)	299

Provision for income taxes	$11,095	$5,905	$6,313

The Company paid income taxes, net of cash refunds received of $13,551,000, $15,117,000 and $4,735,000 during the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004, respectively.

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company leases certain manufacturing facilities and equipment under operating lease agreements expiring at various dates through October 2019. Certain leases provide for renewal options. Total rent expense was $1,892,000, $1,264,000, and $836,000 for the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004 respectively.

Future minimum rental commitments, excluding renewal options, under the non-cancelable leases covering certain manufacturing facilities and equipment through the term of the leases are as follows:

(Dollars in Thousands)
Fiscal years:

2007	$2,061
2008	2,057
2009	1,979
2010	1,601
2011	1,116
Thereafter	6,083

$14,897

In addition to operating lease agreements, the Company also has a maintenance agreement for about $228,000 for a three year period ending December 2006, on its computer system.

At May 28, 2006, the Company’s capital equipment commitments were approximately $2,893,000.

Back to Contents

The Company is subject to certain claims and lawsuits arising in the normal course of business.

In fiscal year 2006, the Company maintained a provision included in other liabilities and accrued expenses for potential environmental remediation for two divisions (IGC-Advanced Superconductors “IGC-AS” and IGC- APD Cryogenics, Inc. “IGC-APD”) that were sold during fiscal 2002. The original provisions were recorded under certain state property transfer laws should a cleanup be required. These provisions which were based upon management’s best estimate using the information available at that time did not include a range of loss. In addition, the Company maintains a reserve for a patent indemnity provided to Sumitomo Heavy Industries (SHI) in connection with the commercialization of a certain product.

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

During fiscal year 2005, the Company reduced its environmental liability related to IGC-AS based upon information available at that time from environmental site assessments. This adjustment resulted in a gain on a prior period sale of a division of $1.1 million.

If unexpected costs related to the environmental issues or patent indemnity are incurred, additional provisions will be needed. As of May 28, 2006, the total remaining reserve for environmental remediation relating to the divestiture of IGC-AS and the patent indemnity relating to the divesture of IGC-APD was approximately $94,000 and $250,000, respectively.

NOTE I - SEGMENT AND RELATED INFORMATION

The Company operates in three reportable segments: Magnetic Resonance Imaging (MRI), Medical Devices, and Energy Technology. During the third quarter of fiscal year 2005, the Company sold IGC-Polycold Systems, Inc. the sole subsidiary in its former Instrumentation segment.

The MRI segment consists primarily of the manufacture and sale of low temperature superconducting (“LTS”) magnets (by the IGC-Magnet Business Group).

The Medical Devices segment consists of one collectively managed entity, Invivo Corporation, with a universal brand identity of “Invivo”. Invivo’s management team concentrates on the combined growth, revenues and profitability of its portfolio of products including RF-coils, vital sign patient monitors, visualization and analysis products and service for these products. Invivo sells its products to original equipment manufacturers such as Philips Medical Systems, GE Healthcare, Siemens Medical Solutions, Toshiba Medical Systems and Hitachi Medical Systems. Invivo also distributes its products directly through a global sales network. In addition, Invivo sells its products to group purchasing organizations, research hospitals, universities and other luminary sites.

The Energy Technology segment, operated through SuperPower Inc. (SuperPower), is developing second generation, high-temperature superconducting (HTS) materials that the Company expects to use in devices designed to enhance capacity, reliability and quality of transmission and distribution of electrical power.

The accounting policies of the reportable segments are the same as those described in Note A of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its reportable segments based on operating income (loss).

Back to Contents

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Fiscal Year Ended May 28, 2006

SEGMENT DATA (Dollars in Thousands)	Magnetic Resonance Imaging	Medical Devices	Energy Technology	Total

Net revenues to external customers:
Magnet systems	$134,976			$134,976
Patient Monitors and RF Coils		$168,041		168,041
Other			$10,477	10,477

Total	134,976	168,041	10,477	313,494
Segment operating income (loss)	24,677	19,466	(7,518)	36,625
Goodwill	—	168,145	—	168,145
Total assets	169,585	263,193	10,560	443,338
Additions to plant, property and equipment	4,733	3,430	3,009	11,172
Depreciation and amortization expense	7,905	2,825	2,310	13,040

	Fiscal Year Ended May 29, 2005

SEGMENT DATA (Dollars in Thousands)	Magnetic Resonance Imaging	Medical Devices	Energy Technology	Total

Net revenues to external customers:
Magnet systems	$118,589			$118,589
Patient Monitors and RF Coils		$135,332		135,332
Other			$10,838	10,838

Total	118,589	135,332	10,838	264,759
Segment operating income (loss)	16,233	12,499	(7,167)	21,565
Goodwill	—	169,910	—	169,910
Total assets	126,689	251,806	11,153	389,648
Additions to plant, property and equipment	4,372	3,985	2,023	10,380
Depreciation and amortization expense	8,725	2,230	1,832	12,787

Back to Contents

SEGMENT DATA (Dollars in Thousands)	Fiscal Year Ended May 30, 2004

	Magnetic Resonance Imaging	Medical Devices	Energy Technology	Total

Net revenues to external customers:
Magnet systems	$95,180			$95,180
Patient Monitors and RF Coils		$38,101		38,101
Other			$6,458	6,458

Total	95,180	38,101	6,458	139,739
Segment operating income (loss)	19,494	5,182	(6,164)	18,512
Goodwill	—	111,852	—	111,852
Total assets	108,311	149,859	9,779	267,949
Additions to plant, property and equipment	1,981	1,072	2,836	5,889
Depreciation and amortization expense	5,647	632	1,379	7,658

	Fiscal Years Ended

(Dollars in Thousands)	May 28, 2006	May 29, 2005	May 30, 2004

Reconciliation to income from continuing operations before income taxes:
Total operating income from reportable segments	$36,625	$21,565	$18,512
Intercompany income in ending inventory	—	—	22

Net operating income	36,625	21,565	18,534
Interest and other income	1,919	1,194	790
Interest and other expense	(3,599)	(3,931)	(1,244)
Gain on litigation settlement	600	—	—
Gain (loss) on available-for-sale securities	—	—	114
Adjustment to gain on prior period sale of division	648	1,094	—

Income from continuing operations before income taxes	$36,193	$19,922	$18,194

During fiscal 2006, 2005 and 2004, the Company had the following customers with revenues of at least 10% of consolidated net revenues. Net revenues from these customers during the last three fiscal years were as follows:

	Fiscal Years Ended

(Dollars in Thousands)	May 28, 2006	May 29, 2005	May 30, 2004

Philips Medical Systems	$158,782	$136,515	$99,297

GE Health Care	$30,426

Back to Contents

Net revenues by country, based on the location of the customer, for the last three fiscal years were as follows:

	Fiscal Years Ended

(Dollars in Thousands)	May 28, 2006	May 29, 2005	May 30, 2004

United States	$129,402	$104,248	$37,897
Netherlands	156,224	131,010	95,539
Other countries	27,868	29,501	6,303

Total	$313,494	$264,759	$139,739

All significant long-lived assets of the Company are located within the United States.

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Although the estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, the estimates presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents, receivables, and accounts payable and accrued expenses: The carrying amounts reported in the consolidated balance sheets approximate their fair values because of the short maturities of these instruments.

Long-term debt: The carrying value of long-term debt was approximately equal to fair value at May 28, 2006 and May 29, 2005 based upon interest rates available to the Company for issuance of similar debt with similar terms and discounted cash flows for remaining maturities.

Note payable: The carrying value of the note payable was approximately equal to fair value at May 28, 2006 and May 29, 2005 due to the resetting dates of the variable interest rates.

NOTE K - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances for each classification of accumulated other comprehensive income (loss) is as follows:

(Dollars in Thousands)	Foreign Currency Items	Derivative Asset/Liability	Minimum Pension Liability	Accumulated Other Comprehensive Income (Loss)

Balances at May 25, 2003	$—	$(305)	$(209)	$(514)
Current period change - 2004	(8)	323	65	380

Balances at May 30, 2004	(8)	18	(144)	(134)
Current period change - 2005	578	199	(291)	486

Balances at May 29, 2005	570	217	(435)	352
Current period change - 2006	(697)	1,404	271	978

Balances at May 28, 2006	$(127)	$1,621	$(164)	$1,330

Back to Contents

NOTE L - QUARTERLY FINANCIAL INFORMATION

Summarized unaudited quarterly financial data for fiscal 2006 and 2005 are as follows:

				Earnings Per:

(Dollars in Thousands, Except Per Share Amounts)	Net Revenues	Gross Margin	Net Income	Basic Share	Diluted Share

2006 Quarter Ended
August 28, 2005	$71,016	$31,146	$5,084	$0.12	$0.12
November 27, 2005	$78,112	$35,160	$6,838	$0.16	$0.16
February 26, 2006	$76,914	$35,276	$5,540	$0.13	$0.13
May 28, 2006	$87,452	$38,428	$7,636	$0.18	$0.18
	From Continuing Operations

2005 Quarter Ended
August 29, 2004	$51,524	$23,116	$5,312	$0.13	$0.13
November 28, 2004	$66,175	$31,229	$4,134	$0.10	$0.10
February 27, 2005	$68,974	$32,439	$24,735	$0.59	$0.58
May 29, 2005	$78,086	$33,401	$3,365	$0.08	$0.08

NOTE M - GOODWILL AND OTHER INTANGIBLE ASSETS

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

The components of other intangibles are as follows:

	As of May 28, 2006

(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life in Years

Amortized intangible assets
Production rights	$8,750	$8,750	5.5
Patents	3,731	1,388	17.7
Trade names/trademarks	11,510	1,074	25.0
Product name/trademark	4,640	842	10.5
Know-how and core technology	17,940	4,058	9.3
Product technology and design	4,930	1,602	6.6
OEM customer relationships	14,950	2,552	12.0

	$66,451	$20,266	12.5

Aggregate amortization expense for the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004 was $5,197,000, $6,382,000 and $3,097,000, respectively.

During fiscal year 2005, the Company, through re-branding exercises and market analysis, determined that the acquired MRI Devices trade name will no longer be utilized in future branding. As a result, the Company reduced the net book value of the acquired MRI Devices trade name originally valued at $970,000 to zero resulting in an impairment charge of $913,000.

Back to Contents

(Dollars in Thousands)

Estimated Amortization Expense:
For the year ending May 2007	$5,056
For the year ending May 2008	$5,056
For the year ending May 2009	$5,045
For the year ending May 2010	$5,009
For the year ending May 2011	$4,572

All intangibles are amortized on a straight line basis.

The changes in the carrying amount of goodwill between May 30, 2004 and May 28, 2006 are as follows:

(Dollars in Thousands)

Goodwill as of May 30, 2004	$118,816
Goodwill acquired on July 16, 2004 with the acquisition of MRI Devices Corporation	58,122
Adjustments to purchase price allocation of Invivo Corporation	(64)
Goodwill disposed of from sale of IGC-Polycold Systems, Inc.	(6,964)

Goodwill as of May 29, 2005	$169,910
Adjustments to purchase price allocation of MRI Devices Corporation relating to deferred taxes	233
Adjustments to purchase price allocation of Invivo Corporation relating to deferred taxes	(1,998)

Goodwill as of May 28, 2006	$168,145

Management has evaluated goodwill for impairment during the quarter ended November 27, 2005 in accordance with SFAS No. 142 and determined no impairment exists. A determination of impairment is made based upon the estimated discounted future cash flows of the operations associated with the related reporting unit. Management will perform the next annual goodwill impairment test during the quarter ended November 26, 2006 unless an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

NOTE N - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” effective May 28, 2001. SFAS No. 133, as amended by SFAS No.138, “Accounting for Certain Derivative and Certain Hedging Activities”, requires that all derivative instruments be recognized on the balance sheet at their fair value and changes in fair value be recognized immediately in earnings, unless the derivatives qualify as hedges in accordance with the Standard. The change in fair value for those derivatives that qualify as hedges is recorded in stockholders’ equity as other comprehensive income (loss).

On November 16, 2005, the interest rate swap agreement having a notional amount of about $3.9 million matured in connection with the final payment on the mortgage payable related to the Company’s Latham, NY facility. The fair value of this interest rate swap increased $52,000 during fiscal year 2006 to a fair value of $0 at maturity.

On September 2, 2005, the Company entered into an interest rate swap agreement with a commercial bank in connection with the $55 million borrowing under its recently amended and restated credit facility. This interest rate swap is designated as a cash flow hedge, having a notional principle amount as of May 28, 2006 of $38,750,000. This agreement will effectively hedge the Company’s interest rate exposure on a portion of its long term debt to a fixed rate of 4.27%. This interest rate swap agreement will mature on September 1, 2010. The fair value of this interest rate swap was $1,989,000 as of May 28, 2006.

Back to Contents

On February 5, 2004, the Company entered into an interest rate swap agreement designated as a cash flow hedge with a commercial bank, having a notional principle amount of $16,250,000 as of May 28, 2006. This agreement effectively hedges the Company’s interest rate exposure on a portion of its long term debt to a fixed rate of 2.95% plus applicable margins. This interest rate swap agreement matures on December 31, 2008. The fair value of this interest rate swap increased $108,000 to $505,000 during the year ended May 28, 2006.

The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties.

Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction. The Company’s interest rate swaps qualify as effective cash flow hedges and therefore, changes in fair value are recorded in other comprehensive income. For the fiscal years ended May 28, 2006 and May 29, 2005, the Company recorded net other comprehensive gains net of tax of $1,404,000 and $199,000, respectively for the interest rate swap agreements.

NOTE O – SUBSEQUENT EVENT

On June 14, 2006, the Company entered into a definitive agreement and plan of merger (“Merger Agreement”) with Philips Holding USA, Inc. (“Philips”) whereby Philips will acquire 100% of the Company’s outstanding shares of common stock for $27.50 per share. In addition, each outstanding option to acquire common stock and restricted stock unit granted under equity compensation plans will be canceled and convert into the right to receive $27.50 per share less, in the case of options, the exercise price thereof. The total equity value of approximately $1.3 billion will be paid in cash upon completion of the transaction. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, the Company may be required to pay Philips a termination fee of $38,970,000. The completion of this transaction is subject to regulatory approval and to the approval of Intermagnetics stockholders. On July 21, 2006, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired without imposition by the Federal Trade Commission or the Antitrust Division of the United States Department of Justice of any conditions to or restrictions on the consummation of the merger. The Company has not yet obtained clearance for the merger from any European competition authority.

On June 16, 2006, and June 20, 2006, two putative class action complaints were filed in the Supreme Court of the State of New York, Albany County, naming the Company and its directors (and, in one complaint, Royal Philips) as defendants. The actions, Mohamed Farouk Gani v. Intermagnetics General Corporation, et al., No. 3884-06, and Thomas Scionti v. Intermagnetics General Corporation, et al., No. 3946-06, challenge the merger agreement and related transactions. The complaints allege that the directors of Intermagnetics breached their fiduciary duties, including by failing to publicly announce an open bidding process or otherwise seek additional offers to acquire Intermagnetics, and by failing to provide full disclosure of certain material financial information. The complaints also allege that the Company (and, in one of the complaints, Philips) aided and abetted these alleged fiduciary violations. The plaintiffs seek equitable relief, including an injunction preventing the Company from proceeding with or consummating the merger. The Company believes that these allegations are without merit and intends to contest them vigorously.

Back to Contents

2. Schedule II

INTERMAGNETICS GENERAL CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

		Additions

DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe		Deductions- Describe		Balance at End of Period

Year Ended May 28, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$1,549	$1,051	$—		$(14)	(2)	$2,586
Reserve for inventory obsolescence	2,801	2,152	—		(1,661)	(4)	3,292
Included in liability accounts:
Product warranty reserve	4,073	609	—		(1,854)	(1)	2,828
Contract adjustment reserve (3)	17	—	—		—		17
Year Ended May 29, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$849	$567	$373	(7)	$(110)	(2)	$1,549
					(130)	(5)
Reserve for inventory obsolescence	2,853	2,136	150	(7)	(1,992)	(4)	2,801
					(346)	(5)
Included in liability accounts:
Product warranty reserve	3,189	2,666	87	(7)	(1,218)	(1)	4,073
					(651)	(5)
Contract adjustment reserve (3)	390	—	—		(373)	(8)	17
Year Ended May 30, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$223	$310	$788	(6)	$(472)	(2)	$849
Reserve for inventory obsolescence	1,272	1,622	3,020	(6)	(3,061)	(4)	2,853
Included in liability accounts:
Product warranty reserve	1,466	1,514	1,602	(6)	(1,393)	(1)	3,189
Contract adjustment reserve (3)	136	254					390
(1)	Cost of warranty performed.
(2)	Write-off uncollectible accounts.
(3)	Classified in the Balance Sheet with other liabilities and accrued expenses.
(4)	Write-off or sale of obsolete inventory.
(5)	Represents reserves released relating to divestiture of Polycold.
(6)	Represents reserves acquired from the acquisition of Invivo Corp.
(7)	Represents reserves acquired from the acquisition of MRI Devices Corp.
(8)	Represents settlement of prior year federal government contracts.