Form 10-Q
period 2006-08-27
INTERMAGNETICS GENERAL CORP
filed 2006-10-06
CIK 351012

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2006

or

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

(518) 782-1122

(Registrant’s telephone number, including area code)

__________________________________________________________________________________________

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

Yes   No .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer       Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  No .

As of September 25, 2006, the registrant had 42,798,327 shares of $.10 par value Common Stock outstanding.

INTERMAGNETICS GENERAL CORPORATION

SIGNATURES	26

CERTIFICATIONS	27

Back to Contents

PART I – FINANCIAL INFORMATION

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	August 27, 2006	May 28, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,274	$36,584
Trade accounts receivable, less allowance (August 27, 2006 - $2,496; May 28, 2006 - $2,586)	61,770	71,812
Costs and estimated earnings in excess of billings on uncompleted contracts	1,046	355
Inventories:
Consigned products	1,767	1,888
Finished products	7,264	7,170
Work in process	15,777	14,247
Materials and supplies	31,352	29,271

	56,160	52,576
Deferred income taxes, net	5,605	5,605
Prepaid expenses and other	2,811	2,795
Income tax receivable	3,021	3,352

TOTAL CURRENT ASSETS	162,687	173,079
PROPERTY, PLANT AND EQUIPMENT
Land and improvements	2,160	2,160
Buildings and improvements	20,027	20,025
Machinery and equipment	54,052	52,004
Leasehold improvements	1,181	1,175

	77,420	75,364
Less accumulated depreciation and amortization	32,517	30,592

TOTAL PROPERTY, PLANT AND EQUIPMENT, net	44,903	44,772
INTANGIBLE AND OTHER ASSETS
Goodwill	168,145	168,145
Other intangibles, less accumulated amortization (August 27, 2006 - $21,529; May 28, 2006 - $20,266)	44,922	46,185
Derivative asset	1,907	2,494
Deferred compensation investments	4,208	4,065
Other assets	4,619	4,598

TOTAL ASSETS	$431,391	$443,338

Back to Contents

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	August 27, 2006	May 28, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$14,799	$17,453
Salaries, wages and related items	6,634	12,185
Current portion of long-term debt	276	268
Customer advances and deposits	2,218	1,336
Product warranty reserve	2,220	2,828
Note payable	5,000	—
Other liabilities and accrued expenses	7,430	8,737

TOTAL CURRENT LIABILITIES	38,577	42,807
LONG-TERM DEBT, less current portion	58,294	58,369
DEFERRED INCOME TAXES, net	20,880	21,085
NOTE PAYABLE	—	5,000
DEFERRED COMPENSATION OBLIGATION	4,208	4,065
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock, par value $.10 per share:
Authorized - 2,000,000 shares
Issued and outstanding - None	—	—
Common Stock, par value $.10 per share:
Authorized - 80,000,000 shares
Issued (including shares in treasury):
August 27, 2006 - 46,220,477 shares;
May 28, 2006 - 45,593,035 shares	4,622	4,559
Additional paid-in capital	226,615	221,976
Retained earnings	104,895	106,287
Deferred compensation obligation	2,998	2,291
Accumulated other comprehensive income	1,153	1,330

	340,283	336,443
Less cost of Common Stock in treasury
August 27, 2006 - 3,424,550 shares;
May 28, 2006 - 3,187,723 shares	(30,851)	(24,431)

TOTAL STOCKHOLDERS’ EQUITY	309,432	312,012

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$431,391	$443,338

See notes to consolidated financial statements.

Back to Contents

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED INCOME STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended

	August 27, 2006	August 28, 2005

Net revenues	$66,263	$71,016
Cost of revenues	39,971	39,870

Gross margin	26,292	31,146
Product research and development	7,562	7,336
Selling, general and administrative	19,258	14,783
Amortization of intangible assets	1,263	1,397

	28,083	23,516
Operating (loss) income	(1,791)	7,630
Interest and other income	644	154
Interest and other expense	(1,038)	(646)
Gain on litigation settlement	—	600

(Loss) income before income taxes	(2,185)	7,738
Income tax (benefit) expense	(793)	2,654

NET (LOSS) INCOME	$(1,392)	$5,084

Net (loss) income per share:
Basic	$(0.03)	$0.12

Diluted	$(0.03)	$0.12

See notes to consolidated financial statements.

Back to Contents

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended

	August 27, 2006	August 28, 2005

OPERATING ACTIVITIES
Net (loss) income	$(1,392)	$5,084
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,240	3,131
Stock based compensation	3,463	2,076
Loss on sale and disposal of assets	23	164
Amortization of debt issuance costs	67	75
Change in operating assets and liabilities net of effects from acquisitions:
Decrease (increase) in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	9,351	(3,789)
Increase in inventories and prepaid expenses and other assets	(3,851)	(13,442)
Decrease in accounts payable and accrued expenses	(9,540)	(1,322)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,361	(8,023)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,131)	(3,183)
Other investing activities	—	(26)

NET CASH USED IN INVESTING ACTIVITIES	(2,131)	(3,209)
FINANCING ACTIVITIES
Proceeds from sale of Common Stock through the exercise of stock options	41	399
Purchase of Treasury Stock	(3,719)	—
Proceeds from long term borrowings	—	10,000
Principal payments on note payable and long-term debt	(67)	(1,082)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,745)	9,317
EFFECT OF EXCHANGE RATE CHANGES ON CASH	205	(41)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,310)	(1,956)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,584	6,970

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,274	$5,014

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Payment of warrant conversion price from forfeiture of Company Common Stock	$1,994

See notes to consolidated financial statements.

Back to Contents

INTERMAGNETICS GENERAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three Months Ended August 27, 2006

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation Obligation	Accumulated Other Comprehensive Income	Treasury Stock	Comprehensive Loss

Balances at May 28, 2006	$4,559	$221,976	$106,287	$2,291	$1,330	$(24,431)
Comprehensive income:
Net loss			(1,392)				$(1,392)
Unrealized loss on derivatives, net of tax					(382)		(382)
Unrealized gain on foreign currency translation					205		205

Total comprehensive income							$(1,569)

Issuance of 627,442 shares of Common Stock, related to exercises of stock options, restricted stock, and warrants	63	1,339
Accrual for stock based compensation		3,054
Stock compensation recognized in accordance with SFAS 123R		246
Treasury stock upon issuance of restricted stock and warrants						(5,713)
Employee shares held by the Company’s Deferred Compensation Plan						(707)
Deferred compensation obligation for employee shares held in a non-diversified trust				707

Balances at August 27, 2006	$4,622	$226,615	$104,895	$2,998	$1,153	$(30,851)

See notes to consolidated financial statements.

Back to Contents

INTERMAGNETICS GENERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Significant Accounting Policies

Basis of Presentation and Consolidation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the operating results for the interim periods ended August 27, 2006 and August 28, 2005 and the financial position at August 27, 2006. The operating results for the three months ended August 27, 2006, are not necessarily indicative of the results to be expected for the entire year. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended May 28, 2006 as included in our Annual Report filed on Form 10-K on August 11, 2006.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation. It is the Company’s policy to reclassify prior year consolidated financial statements to conform to current year presentation.

The U.S. dollar is the functional currency for the Company’s U.S. operations. At the Company’s foreign locations, local currency asset and liability amounts are translated into U.S. dollars at end-of-period exchange rates. Foreign currency income and expenses are translated using average exchange rates in effect during the periods presented. Translation adjustments are included in other comprehensive income (loss) in stockholders’ equity on the accompanying consolidated balance sheets.

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

In other instances, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101 as amended by Staff Accounting Bulletin No. 104, on product that is complete and ready to ship for which our customer has requested a delay in delivery (“bill and hold sales”). In these cases, all the criteria for revenue recognition have been met including, but not limited to: the customer has a substantial business purpose; there is a fixed delivery date; title and risk of loss has transferred to the customer; the product is complete and ready for shipment; and the product has been segregated and is not available to be used to fill other orders. Upon notification from the customer the product is shipped to the stated destination. As of August 27, 2006 and August 28, 2005, there were no bill and hold sales.

The Company recognizes revenue and profit on long-term development contracts based upon actual time and material costs incurred plus contractual earned profit. These types of contracts typically provide engineering services to achieve a specific scientific result relating to superconductivity. The customers for these contracts are both commercial customers and various state and federal government agencies. When government agencies are providing revenue, the Company does not expect the government to be a significant end user of the resulting products. Therefore, the Company does not reduce product research and development by the funding received.

Back to Contents

Product Warranty:

The Company accrues for possible future claims arising under terms of various warranties (one to three years) made in connection with the sale of products. Warranty expense for the three months ended August 27, 2006 and August 28, 2005 was $720,000 and $252,000, respectively. The following table represents the activity in product warranty reserve:

	Three Months Ended

(Dollars in Thousands)	August 27, 2006	August 28, 2005

Beginning Balance	$2,828	$4,073
Warranty expense	720	252
Cost of warranty performed	(1,328)	(352)

Ending Balance	$2,220	$3,973

Inventories:

Inventories are stated at the lower of cost or market value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Variances from standard costs are accumulated as they are incurred and are included in the carrying value of inventory to the extent appropriate. Market value is determined based on the net realizable value. Appropriate consideration is given to obsolescence, excessive levels and other factors in evaluating net realizable value. At August 27, 2006 and May 28, 2006, the Company had reserves for excess and obsolete inventory of $3,928,000 and $3,292,000, respectively.

Goodwill and Other Intangibles:

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, the Company performs a test for goodwill impairment annually during the second fiscal quarter of each year (or at an interim date if certain events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount). A determination of impairment is made based upon the estimated discounted future cash flows of the operations associated with the related reporting unit. If goodwill is determined to be impaired the Company would be required to record a charge to its results of operations. There were no changes to recorded goodwill during the three months ended August 27, 2006.

Stock-Based Compensation:

On May 29, 2006, the first day of the Company’s fiscal year ended May 27, 2007, the Company adopted SFAS No. 123R, “Share-Based Payment,”(“SFAS 123R”) which requires the Company to account for stock-based payment transactions using a fair value-based method and recognize the related expense in its results of operations. The Company applied the provisions of Staff Accounting Bulletin No. 107 and the related Staff Positions issued by the Financial Accounting Standards Board in its adoption of SFAS No. 123R. Prior to its adoption of SFAS No. 123R, the Company accounted for stock-based payments to employees using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees”. Therefore, the Company generally recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options. In addition, APB No. 25 required that the compensation expense associated with performance based restricted stock unit plans be adjusted to fair value each reporting period using the current market price of the Company’s common stock and the number of shares that would eventually be issued based upon the achievement of the performance criteria. Under SFAS 123R, fair value of performance based restricted stock unit plans is determined at grant date and under normal circumstances is not adjusted in future periods. For stock options, SFAS No. 123R allows companies to choose one of two transition methods: the modified prospective method or the modified retrospective transition method. Effective May 29, 2006, the Company elected the modified prospective method of transition and accordingly has not restated the results of prior periods. Stock-based compensation expense includes expense for restricted stock awards and for the unvested stock option awards outstanding at May 28, 2006. No new option awards have been granted during the three months ended August 27, 2006 (See Note D).

Back to Contents

Provision for Income Taxes

The Company’s effective tax rate of 36.3% for the three months ended August 27, 2006, increased 2.0% from 34.3% for the three months ended August 28, 2005. The increase in the effective rate resulted from the phase out of the Extraterritorial Income Exclusion deductions and an increase in state income taxes resulting from a shift of taxable income to higher tax states.

New Accounting Pronouncements:

A discussion of new accounting pronouncements in addition to the pronouncements noted below, is included in Note A to the consolidated financial statements included in the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on August 11, 2006.

On September 15, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in conjunction with other accounting pronouncements that require or permit fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of analyzing the impact of SFAS 157.

Note B – Merger

On June 14, 2006, the Company entered into a definitive agreement and plan of merger (“Merger Agreement”) with Philips Holding USA, Inc. (“Philips”) whereby Philips will acquire 100% of the Company’s outstanding shares of common stock for $27.50 per share. In addition, each outstanding option to acquire common stock and restricted stock unit granted under equity compensation plans will be canceled and convert into the right to receive $27.50 per share less, in the case of options, the exercise price thereof. The total equity value of approximately $1.3 billion will be paid in cash upon completion of the transaction. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, the Company may be required to pay Philips a termination fee of $38,970,000. On July 21, 2006, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired without imposition by the Federal Trade Commission or the Antitrust Division of the United States Department of Justice of any conditions to or restrictions on the consummation of the merger. The Company has not yet obtained clearance for the merger from the European Commission (See Note H).

On June 16, 2006, and June 20, 2006, two putative class action complaints were filed in the Supreme Court of the State of New York, Albany County, naming Intermagnetics and its directors (and, in one complaint, Royal Philips) as defendants. The actions, Mohamed Farouk Gani v. Intermagnetics General Corporation, et al., No. 3884-06, and Thomas Scionti v. Intermagnetics General Corporation, et al., No. 3946-06, challenge the merger agreement and related transactions. The complaints allege that the directors of Intermagnetics breached their fiduciary duties, including by failing to publicly announce an open bidding process or otherwise seek additional offers to acquire Intermagnetics, and by failing to provide full disclosure of certain material financial information. The complaints also allege that Intermagnetics (and, in one of the complaints, Royal Philips) aided and abetted these alleged fiduciary violations. On August 16, 2006, we reached an agreement in principle to settle these cases.

Note C – Long-term Debt

As of August 27, 2006 and May 28, 2006, the Company had the following long-term debt outstanding:

	As of

(Dollars in Thousands)	August 27, 2006	May 28, 2006

Long-term debt:
Mortgage and notes payable	$3,570	$3,637
Revolving line of credit	55,000	55,000

Total long-term debt	58,570	58,637
Less current maturities	276	268

Long-term debt excluding current maturities	$58,294	$58,369

Back to Contents

In addition to the long-term debt noted above, the Company issued a $5.0 million three-year note payable in conjunction with the acquisition of MRI Devices. Interest on the note accrues at LIBOR plus 0.5%. The note and accrued interest are due in July of 2007.

As of August 27, 2006, the Company had $144.4 million additional borrowing capacity under its unsecured revolving credit facility which is net of $640,000 of standby letters of credit issued to the Company’s insurance agent as collateral for potential workers’ compensation claims in the ordinary course.

Note D – Stock-Based Compensation

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

There have been no options granted under either Stock Option Plan since August 2004. For options granted, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model. The assumptions used under the Black-Scholes model include estimating stock price volatilities of the Company’s common stock, expected terms, forfeiture rates and dividend yields. The expected volatility rates are estimated based on historical and implied volatilities of the Company’s common stock. The expected term represents the average time that options are expected to be outstanding based on the vesting provisions and the Company’s historical exercise, cancellation and expiration patterns. The Company estimated pre-vesting forfeitures based on historical and forward-looking factors. The company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. No adjustments were made to these assumptions as a result of adopting SFAS No. 123R.

For the three months ended August 27, 2006, the Company recognized $246,000 of stock based compensation associated with the adoption of SFAS No. 123R. The after tax impact of this additional non-cash charge on net income was $227,000 which did not have a significant impact on loss per share. Stock based compensation for periods prior to May 29, 2006, which was accounted for under APB No. 25 “Accounting for Stock Issued to Employees”, have not been restated. The following pro forma net income and earnings per share information has been determined for periods presented prior to May 29, 2006 as if the Company had accounted for stock options awarded under its stock option plans using the fair value-based method under SFAS No. 123:

(Dollars in Thousands, Except Per Share Amounts)	For the Three Months Ended August 28, 2005

Net income (as reported)	$5,084
Add recorded non-cash stock compensation, net of tax	1,364
Less non-cash stock compensation under SFAS No. 123, net of tax	(1,665)

Pro forma Net Income	$4,783
Earnings per share (as reported):
Basic	$0.12

Diluted	$0.12

Earnings per share (pro forma):
Basic	$0.11

Diluted	$0.11

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

Back to Contents

Option activity for the three months ended August 27, 2006 under the Intermagnetics plans excluding SuperPower were as follows:

	Options/ Shares	Weighted Average Exercise Price

Outstanding, at May 28, 2006	1,225,780	$9.92
Granted	—	—
Exercised	(3,899)	10.58
Forfeited/Cancelled	(7,707)	11.80

Outstanding at August 27, 2006	1,214,174	9.90

Exercisable at August 27, 2006	984,437	$9.70

	As of August 27, 2006

	Options Outstanding			Options Exercisable

Range of Option Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$1.578 - $3.156	31,177	$2.76	2.5	31,177	$2.76
$3.157 - $4.734	67,402	3.92	2.8	67,402	3.92
$4.735 - $6.312	2,400	5.90	0.1	2,400	5.90
$6.313 - $7.890	123,238	7.53	6.2	80,938	7.51
$7.891 - $9.469	171,857	9.01	5.1	169,607	9.02
$9.470 - $11.047	363,953	10.34	5.4	305,003	10.34
$11.048 - $12.625	408,814	11.74	6.1	291,577	11.65
$12.626 - $14.203	34,083	13.44	5.0	31,833	13.47
$14.204 - $15.782	11,250	14.56	7.8	4,500	14.56

	1,214,174	$9.90	5.5	984,437	$9.70

As of August 27, 2006, the aggregate intrinsic value of vested and non-vested options was approximately $17.2 million and $3.8 million, respectively. The intrinsic value of options exercised during the three months ended August 27, 2006 and August 28, 2005 was approximately $61,000 and $495,000, respectively. The unrecognized compensation cost related to stock option grants was $1.4 million as of August 27, 2006. The Company expects to recognize approximately $783,000, $604,000 and $254,000 of stock based compensation related to stock option grants in the fiscal years ended May 27, 2007, May 25, 2008 and thereafter, respectively.

During fiscal 2003, the Company established a stock option plan for SuperPower Inc., a subsidiary. The options which were granted during fiscal year 2003 were valued at a $1.00 each based upon the best available evidence. The plan had 1,160,000 options outstanding as of August 27, 2006 and 16,000 options have been exercised. Options granted under the plan will have lives ranging from five to ten years and vest over periods ranging from one to five years. Under this plan, the Company has 522,250 shares of restricted stock issued to key employees. These shares are restricted units which will only convert into common stock upon a change in control or an initial public offering (IPO). Upon a change in control, 100% of the outstanding restricted stock units will convert to common stock. Upon the effective date of an IPO, one-third of the outstanding restricted stock units will convert with the remaining two-thirds to convert in two equal installments on the first and second anniversaries of the effective date of the IPO.

Back to Contents

Restricted Stock Awards:

Restricted stock units are granted with a zero dollar strike price. Restricted stock activity for the three months ended August 27, 2006 under the Intermagnetics plans excluding SuperPower were as follows:

Restricted Stock Units

Outstanding, at May 28, 2006	3,269,749
Granted	3,000
Issued	(387,158)
Forfeited/Cancelled	(1,920)

Outstanding at August 27, 2006	2,883,671

As of August 27, 2006, the Company had 1,158,666 shares of restricted stock, net of vesting and forfeitures, outstanding to key employees for a performance-based plan that ends May 27, 2007. These shares are restricted units, which will convert into common stock only upon the achievement of compounded growth in the Company’s pre-tax diluted earnings per share greater than eight percent over five fiscal years. For 1,022,286 outstanding shares, the vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 15%, 20% and 65% respectively. For 99,630 outstanding shares, the vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 0%, 40% and 60% respectively. For 36,750 shares, the vesting schedule in fiscal years 2003 through 2007 is 0%, 0%, 0%, 0% and 100% respectively. In the current year, based upon forecasted performance, management has determined that performance targets will be met for the fiscal year ended May 27, 2007. For the three months ended August 27, 2006 and August 28, 2005, the Company recognized expense of $2,660,000 and $1,817,000, respectively. Total unrecognized compensation as of August 27, 2006 was $8.0 million.

As of August 27, 2006, the Company has an additional 1,567,500 shares of restricted stock outstanding to key employees for a performance-based plan that ends in fiscal year 2010. These shares are restricted units which will convert into common stock only upon the achievement of compounded growth in the Company’s pre-tax diluted earnings per share greater than eight percent over the next five fiscal years. The vesting schedule in fiscal years 2006 through 2010 is 0%, 0%, 15%, 20% and 65% respectively. In the current year, the stock is not considered dilutive. The Company will record expense for the restricted stock when management determines it will be probable that the performance targets will be met. Total unrecognized compensation as of August 27, 2006 was $27.3 million.

As of August 27, 2006, the Company had outstanding 122,763 time-based shares of restricted stock to certain employees. These shares are vesting over time ranging from 1 to 5 years. For the three months ended August 27, 2006 and August 28, 2005, the Company recorded expense of $300,000 and $97,000, respectively. Total unrecognized compensation as of August 27, 2006 was $1.7 million.

As of August 27, 2006 the Company had outstanding 34,742 shares of restricted stock to the Board of Directors. These shares are vesting over a five year time frame at 10%, 10%, 10%, 10% and 60%, respectively. For the three months ended August 27, 2006 and August 28, 2005, the Company had recorded expense of $93,000 and $20,000, respectively. Total unrecognized compensation as of August 27, 2006 was $248,000.

As of August 27, 2006, the Company had issued 44,269 shares to fund employee benefit plans for MRID employees with a value of $624,000 being recognized as compensation expense ratably over a contractual four year vesting period. The Company recorded expense of $39,000 for the three months ended August 27, 2006 and August 28, 2005. Total unrecognized compensation as of August 27, 2006 was $286,000.

During the year ended May 28, 2006, the Company issued 18,576 shares of Common Stock at a fair market value of $26.89 per share as compensation to the Board of Directors. During the year ended May 29, 2005, the Company issued 24,525 shares of Common Stock at a fair market value of $16.86 per share as compensation to the Board of Directors. For the three months ended August 27, 2006 and August 28, 2005, the Company recorded expense associated with these stock issuances of $125,000 and $103,000, respectively. Total unrecognized compensation as of August 27, 2006 was $125,000.

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

Back to Contents

The Company accounts for the plan in accordance with Emerging Issues Task Force (EITF) No. 97-14. In Trust I, plan participants are allowed to diversify their contributions. Therefore, the deferred compensation obligation is classified as a liability and adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair value of amounts owed to employees under the plan. The equal and offsetting assets held by the trust are recorded as an other asset with equal and offsetting fluctuations in fair value being charged or credited to other non-operating income. As of August 27, 2006, the liability and the equal and offsetting fair value of the Trust I assets amounted to $4,210,000. For the three months ended August 27, 2006 and August 28, 2005, the amount recognized as a charge in compensation expense and the equal and offsetting credit to other non-operating income was $89,000 and $66,000, respectively.

In Trust II, the deferred compensation obligation is classified as equity and the equal and offsetting Company Common Stock held by the trust is classified as treasury stock. Plan participants are not allowed to diversify their contributions in Trust II and therefore, any changes in fair value will not be recognized. Fluctuations in this plan will solely consist of stock contributions and stock withdrawals by plan participants. As of August 27, 2006, the deferred compensation obligation and the equal and offsetting value of Trust II assets included in treasury stock was $2,998,000.

Note E – Earnings Per Share

A summary of the shares used in the calculation of net (loss) income per Common Share is shown below:

	Three Months Ended

	August 27, 2006	August 28, 2005

Weighted average shares outstanding	42,579,640	42,215,528
Dilutive potential Common Shares:
Warrants	—	132,324
Restricted Stock	—	28,994
Stock options and Awards	—	615,919

Adjusted weighted average shares	42,579,640	42,992,765

For the three months ended August 27, 2006, dilutive potential common shares of about 847,000 were not included in the calculation of diluted EPS as they were considered anti-dilutive.

Note F – Segment and Related Information

The Company operates in three reportable segments: Magnetic Resonance Imaging (MRI), Medical Devices and Energy Technology.

The MRI segment consists primarily of the manufacture and sale of low temperature superconducting (“LTS”) magnets (by the IGC-Magnet Business Group).

The Medical Devices segment consists of one collectively managed entity, Invivo Corporation, with a universal brand identity of “Invivo”. Invivo develops, manufactures and sells RF-coils, vital sign patient monitors, visualization and analysis products and service for these products. Invivo sells its products to original equipment manufacturers such as Philips Medical Systems, GE Healthcare, Siemens Medical Solutions, Toshiba Medical Systems and Hitachi Medical Systems. Invivo also distributes its products directly through a global sales network as well as to group purchasing organizations, research hospitals, universities and other luminary sites.

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

Back to Contents

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

SEGMENT DATA

	Three Months Ended
(Dollars in Thousands)	August 27, 2006

	Magnetic Resonance Imaging	Medical Devices	Energy Technology	Total

Net revenues to external customers:
Magnet systems	$24,983			$24,983
Patient Monitors and RF Coils		$38,554		38,554
Other			$2,726	2,726

Total	24,983	38,554	2,726	66,263
Segment operating (loss)	(153)	(222)	(1,416)	(1,791)

	As of August 27, 2006

Goodwill	$—	$168,145	$—	$168,145
Total assets	153,541	266,360	11,490	431,391

	Three Months Ended
	August 28, 2005

	Magnetic Resonance Imaging	Medical Devices	Energy Technology	Total

Net revenues to external customers:
Magnet systems	$28,115			$28,115
Patient Monitors and RF Coils		$39,866		39,866
Other			$3,035	3,035

Total	28,115	39,866	3,035	71,016
Segment operating income (loss)	4,728	4,647	(1,745)	7,630

	As of May 28, 2006

Goodwill	$—	$168,145	$—	$168,145
Total assets	169,585	263,193	10,560	443,338

The following are reconciliations of the information used by the chief operating decision maker to the Company’s consolidated totals:

	Three Months Ended

(Dollars in Thousands)	August 27, 2006	August 28, 2005

Reconciliation of (loss) income before income taxes:
Total operating (loss) income from reportable segments	$(1,791)	$7,630

Net operating (loss) income	(1,791)	7,630
Interest and other income	644	154
Interest and other expense	(1,038)	(646)
Gain on litigation settlement	—	600

(Loss) income before income taxes	$(2,185)	$7,738

Back to Contents

Note G – Derivative Instruments and Hedging Activities

During the fiscal year ended May 28, 2006, the Company entered into an interest rate swap agreement with a commercial bank in connection with the $55.0 million borrowing under its amended and restated credit facility. This interest rate swap is designated as a cash flow hedge, having a notional principle amount as of August 27, 2006 of $40.0 million. This agreement will effectively hedge the Company’s interest rate exposure on a portion of its long term debt to a fixed rate of 4.27%. This interest rate swap agreement will mature on September 1, 2010. The fair value of this interest rate swap decreased $497,000 to $1,492,000 during the three months ended August 27, 2006.

During the fiscal year ended May 29, 2005, the Company entered into an interest rate swap agreement designated as a cash flow hedge with a commercial bank, having notional principle amount of $15.0 million as of August 27, 2006. This agreement effectively hedges the Company’s interest rate exposure on a portion of its long term debt to a fixed rate of 2.95% plus applicable margins. This interest rate swap agreement matures on December 31, 2008. The fair value of this interest rate swap decreased $89,000 to $416,000 during the three months ended August 27, 2006.

The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties.

Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction. The Company’s interest rate swaps qualify as effective cash flow hedges and therefore, changes in fair value are recorded in other comprehensive income. For the three months ended August 27, 2006 the Company recorded a net other comprehensive loss of $382,000 net of tax, for the interest rate swap agreements.

Note H – Subsequent Event

On September 26, 2006, at a Special Meeting, the Company’s Stockholders’ approved the plan of merger with Philips Holding USA, Inc. Holders of 33,955,957 or 79.3% of the Company’s outstanding common stock eligible to vote at the meeting were present in person or by proxy of which 33,428,562 or 98.4% of these shares voted in favor of the merger. The Company has not yet obtained clearance for the merger from the European Commission (See Note B).

Back to Contents

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Intermagnetics General Corporation (“Intermagnetics”, “Company”, “we” or “us”) makes forward-looking statements in this document. Typically, we identify forward-looking statements with words like “believe,” “anticipate,” “perceive,” “expect,” “estimate” and similar expressions. Unless a passage describes a historical event, it should be considered a forward-looking statement. These forward-looking statements are not guarantees of future performance and involve important assumptions, risks, uncertainties and other factors that could cause our actual results for fiscal year 2007 and beyond to differ materially from those expressed in the forward-looking statements. These important factors include, without limitation, the assumptions, risks, and uncertainties set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q, as well as other assumptions, risks, uncertainties and factors disclosed throughout this quarterly report and in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 11, 2006.

Except for our continuing obligations to disclose material information under federal securities laws, we are not obligated to update these forward-looking statements, even though situations may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

OVERVIEW OF SIGNIFICANT EVENTS

On June 14, 2006, we entered into an Agreement and Plan of Merger, with Philips Holding USA Inc., and Jumbo Acquisition Corp., a wholly owned subsidiary of Philips Holding. Pursuant to the merger agreement, Philips Holding will acquire Intermagnetics, and we will cease to be an independent public company. As of the filing of this Quarterly Report on Form 10-Q, we have not yet obtained clearance for the merger from the European Commission (See Note B and H in the Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q).

SEGMENT STRUCTURE

We operate in three reportable segments: Magnetic Resonance Imaging (MRI), Medical Devices and Energy Technology and measure their performance based on operating income (loss).

The MRI segment consists primarily of the manufacture and sale of low temperature superconducting magnets (by the Magnet Business Group).

Our Medical Devices segment consists of one collectively managed entity, Invivo Corporation, with a universal brand identity of “Invivo”. Invivo develops, manufactures and sells RF-coils, vital sign patient monitors, visualization and analysis products and service for these products. Invivo sells its products to original equipment manufacturers such as Philips Medical Systems, GE Healthcare, Siemens Medical Solutions, Toshiba Medical Systems and Hitachi Medical Systems. Invivo also distributes its products directly through a global sales network as well as to group purchasing organizations, research hospitals, universities and other luminary sites.

In Energy Technology, our subsidiary SuperPower Inc. is developing high-temperature superconducting materials and devices designed to enhance capacity, reliability and quality of electrical power transmission and distribution.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon, in part, our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires that we make estimates and judgments that affect assets, liabilities, revenues, expenses and related disclosure of contingent liabilities. We based our estimates on historical performance and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from our estimates.

Back to Contents

We refer to our critical accounting policies and estimates set forth in Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies Estimates” of our Annual Report filed on Form 10-K for the fiscal year ended May 28, 2006. There have been no significant changes or modifications to our policies, except as follows:

On May 29, 2006, the first day of our fiscal year ended May 27, 2007, we adopted SFAS No. 123R, “Share-Based Payment,”(“SFAS 123R”) which requires us to account for stock-based payment transactions using a fair value-based method and recognize the related expense in our results of operations. We applied the provisions of Staff Accounting Bulletin No. 107 and the related Staff Positions issued by the Financial Accounting Standards Board in its adoption of SFAS No. 123R. Prior to our adoption of SFAS No. 123R, we accounted for stock-based payments to employees using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees”. Therefore, we generally recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options. In addition, APB No. 25 required that the compensation expense associated with performance based restricted stock unit plans be adjusted to fair value each reporting period using the current market price of the our common stock and the number of shares that would eventually be issued based upon the achievement of the performance criteria. Under SFAS 123R, fair value of performance based restricted stock unit plans is determined at grant date and under normal circumstances is not adjusted in future periods. For stock options, SFAS No. 123R allows companies to choose one of two transition methods: the modified prospective method or the modified retrospective transition method. Effective May 29, 2006, we elected the modified prospective method of transition and accordingly have not restated the results of prior periods. Stock-based compensation expense includes expense for restricted stock awards and for the unvested stock option awards outstanding at May 28, 2006. We recognized $246,000 of incremental stock based compensation associated with the adoption of SFAS No. 123R. The impact of this additional non-cash charge on net income was $227,000 which did not impact basic and diluted loss per share. No new awards have been granted during the three months ended August 27, 2006. (See Note D in the Notes to the Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q).

See footnote A to the consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q for a description of recently issued financial standards.

RESULTS OF OPERATIONS

Consolidated Revenue

For the three months ended August 27, 2006, net revenues of $66.3 million decreased $4.8 million or 6.7% from $71.0 million for the three months ended August 28, 2005. This decrease is due to reduced revenue in all of our segments primarily due to reduced shipments and contractual selling prices in our MRI segment.

Revenues MRI Segment

For the three months ended August 27, 2006, MRI segment revenues of $25.0 million decreased $3.1 million or 11.1% from $28.1 million for three months ended August 28, 2005. The decrease is driven by a lower volume of 3.0T and 1.5T cylindrical magnets partially offset by an increase in our 1.0T superconducting open magnet shipments. In addition, all three magnet systems were impacted by lower contractual selling prices with our largest customer.

Revenues Medical Devices Segment

For the three months ended August 27, 2006, revenues from the Medical Devices segment of $38.6 million decreased $1.3 million or 3.3% compared to the three months ended August 28, 2005. Sales to original equipment manufactures were down $2.8 million reflecting fewer shipments and negotiated price reductions on several products. Sales in our direct market channel increased $1.5 million primarily from sales of our RF-coils and related sub-systems.

Revenues Energy Technology Segment

Energy Technology revenues of $2.7 million for the three months ended August 27, 2006, decreased $309,000 or 10.2% from the three months ended August 28, 2005. The decrease is primarily due to the decrease of government and third-party billings on the cable program due to the completion of phase I of our cable project in July of 2006. During the three months ended August 28, 2005, the cable program was in a higher spending phase which allowed for higher billings as compared to the three months ended August 27, 2006. This was partially offset by an increase in billings on our HTS second generation wire program and our superconducting fault current limiter project which was on reduced efforts status during three months ended August 28, 2005.

Consolidated Gross Margin

Consolidated gross margin for the three months ended August 27, 2006 of $26.3 million or 39.7% of net revenues, decreased $4.9 million from $31.1 million or 43.9% of net revenues for the three months ended August 28, 2005. The MRI segment decreased $2.3 million which reflects lower magnet volumes combined with scheduled price decreases on all three magnet systems sold to our largest customer.

Back to Contents

Medical Devices gross margin decreased $2.5 million in absolute dollars and decreased as a percent of revenues. This decrease is a combination of negotiated price reductions, lower volumes to absorb fixed costs and an increase in the inventory reserve of about $500,000. Based upon the information available as of August 27, 2006, management believes this estimate is warranted to reserve for excess inventory of certain products scheduled for replacement with new product launches during the fiscal year ended May 27, 2007.

Energy Technology gross margin decreased $109,000 from the three months ended August 28, 2005.

Consolidated Operating Expenses

Product Research and Development

Product research and development for the three months ended August 27, 2006 of $7.6 million, increased $226,000 or 3.1% from the three months ended August 28, 2005. Spending increased in our MRI segment by $345,000 on existing product enhancements and $366,000 in our Medical Devices segment primarily related to the next generation of RF-coil and related products. Spending in our Energy Technology segment decreased $485,000 resulting from the completion of phase I of our cable project in July of 2006.

Selling, General and Administrative

For the three months ended August 27, 2006, selling, general and administrative expenses of $19.3 million, increased $4.5 million or 30.3% from the three months ended August 28, 2005. Non-cash stock based compensation of $3.5 million, consisting of $3.1 million from restricted stock awards, $246,000 from stock options under SFAS 123R and $125,000 from stock issuances to our Board of Directors, increased $1.4 million from the three months ended August 28, 2005. In addition, $1.6 million of advisory fees and related expense were incurred associated with our pending merger with Philips. The remaining increase is primarily driven by expenses associated with our over all increase in compensation, commissions and other payroll related costs.

For reporting periods prior to the adoption of SFAS 123R, stock based compensation recognized with our performance based restricted stock unit plan was adjusted each reporting period using the current market price of our common stock and the number of shares that would eventually be issued based upon the achievement of the performance criteria. Under SFAS 123R, fair value for performance based plans is determined at grant date and under normal circumstances is not adjusted in future periods.

Amortization of Intangible Assets

Amortization expense of $1.3 million for the three months ended August 27, 2006 decreased $134,000 or 9.6% from the three months ended August 28, 2005. The decrease is a result of the final month of amortization associated with certain production rights at our Magnet Business Group during the three months ended August 28, 2005.

Operating (Loss) Income

During the three months ended August 27, 2006, we incurred an operating loss of $1.8 million compared to operating income of $7.6 million for three months ended August 28, 2005. This decrease is a combination of lower revenues, an increase in non-cash stock compensation of $1.4 million and about $1.6 million of costs incurred related to our pending merger with Philips.

Interest and Other Income (Expense)

Interest and other income of $644,000 for the three months ended August 27, 2006, increased $490,000 from the three months ended August 28, 2005. This increase is a result of higher invested cash balances and higher interest rates.

During the three months ended August 28, 2005, the Company received $600,000 from a favorable patent litigation settlement.

Interest and other expense of $1.0 million for the three months ended August 27, 2006, increased $392,000 or 60.7% from the three months ended August 28, 2005. This increase is largely driven by higher average borrowings outstanding under our credit facility. Our interest rate swaps have effectively hedged the impact on our variable rate debt.

Back to Contents

Provision for Income Taxes

Our effective tax rate of 36.3% for the three months ended August 27, 2006, increased 2.0% from 34.3% for the three months ended August 28, 2005. The increase in our rate resulted from the phase out of the Extraterritorial Income Exclusion deductions and an increase in state income taxes resulting from a shift of taxable income to higher tax states. We continue to review optimal tax strategies to minimize our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the three months ended August 27, 2006, we generated $1.4 million in cash from operating activities compared to the $8.0 million of cash used during the three months ended August 28, 2005. Cash generated from operating activities is primarily due to earnings adjusted for non-cash expenses of $5.4 million and a decrease in accounts receivable of $9.4 million. Increases in inventory and other assets and decreases in accounts payable and accrued expenses used about $3.9 million and $9.5 million of cash, respectively.

For the three months ended August 28, 2005, the $8.0 million used in operating activities was primarily due to increases in inventory and accounts receivable of $13.4 million and $3.8 million, respectively. In addition, cash used from the decrease in accounts payable and accrued expenses of $1.3 million were partially offset by earnings adjusted for non-cash items of $10.5 million.

Investing Activities

For the three months ended August 27, 2006 and August 28, 2005, investing activities consisted primarily of $2.1 million and $3.2 million, respectively, for purchases of property and equipment.

Financing Activities

The $3.7 million used in financing activities for the three months ended August 27, 2006, primarily consisted of $3.7 million of treasury stock purchases. In addition, we received $41,000 from exercises of stock options and made $67,000 of scheduled payments on our long-term debt.

Financing activities for the three months ended August 28, 2005, provided about $9.3 million, primarily from proceeds received from our revolving credit facility of $10.0 million, partially offset by $1.1 million of scheduled payments on our long term debt. In addition, proceeds of $400,000 were received from exercises of stock options.

See the consolidated statement of cash flows, located elsewhere in this report for further details on sources and uses of cash.

Commitments

Our capital and resource commitments as of August 27, 2006, consisted of approximately $2.8 million of machinery, equipment and tooling used to improve production processes and in research and development, as well as, for computers and computer equipment to improve engineering efficiency and to update other support functions. Individually, none of these commitments are considered significant.

Adequate Resources

We believe our existing cash balances, expected cash generation from internal operations, and the $144.4 million of additional borrowing capacity available under our unsecured revolving credit facility will be sufficient to meet our needs for the next twelve months.

Inflation has not had a material impact on our financial statements.

Back to Contents

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

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

Our primary financial instrument that is interest rate dependent is an unsecured $200 million revolving credit facility. We may elect to apply interest rates to borrowings under (x) the higher of Wachovia’s prime commercial lending rate or the federal funds rate plus applicable margins or (y) the applicable London Interbank Offered Rate plus applicable margins, whichever is more favorable. In addition, we have entered into two interest rate swap agreements to effectively hedge the total amount currently outstanding. The first agreement, in effect, fixes the rate on $15.0 million of our long-term debt at 2.95% plus applicable margins and the second agreement in effect, fixes the rate on $40.0 million of our long-term debt at about 4.27%. The combination of these interest rate swaps will effectively fix the rate on our long-term debt currently outstanding to 3.88% for the remaining term of the swap contracts. We also have a variable rate mortgage payable of $1.1 million. See also Note G in our Notes to Consolidated Financial Statements located elsewhere in this Quarterly Report on Form 10-Q.

Our objective in managing our exposure to fluctuations in interest rates is to limit the impact of changing rates on earnings and cash flow and to lower our borrowing costs. With respect to invested cash, we invest only in high quality, low risk securities backed by the full faith and credit of the United States Government. The maximum duration of these securities are an average weighted duration of 90 days or less.

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

(a) Evaluation of disclosure controls and procedures:

Our management with the participation of the chief executive officer and the chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in filed or submitted reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting:

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Back to Contents

PART II: OTHER INFORMATION

ITEM 1:	Legal Proceedings

On June 16, 2006, and June 20, 2006, two putative class action complaints were filed in the Supreme Court of the State of New York, Albany County, naming Intermagnetics and its directors (and, in one complaint, Royal Philips) as defendants. The actions, Mohamed Farouk Gani v. Intermagnetics General Corporation, et al., No. 3884-06, and Thomas Scionti v. Intermagnetics General Corporation, et al., No. 3946-06, challenge the merger agreement and related transactions. The complaints allege that the directors of Intermagnetics breached their fiduciary duties, including by failing to publicly announce an open bidding process or otherwise seek additional offers to acquire Intermagnetics, and by failing to provide full disclosure of certain material financial information. The complaints also allege that Intermagnetics (and, in one of the complaints, Philips) aided and abetted these alleged fiduciary violations. The plaintiffs seek equitable relief, including an injunction preventing us from proceeding with or consummating the merger. On August 16, 2006, we reached an agreement in principle to settle these cases.

To our knowledge, no director, officer, affiliate of Intermagnetics, holder of 5% or more of our common stock, or associate of any of the foregoing, is a party adverse to, or has a material interest adverse to, Intermagnetics or any of our subsidiaries in any proceedings.

ITEM 1A:	Risk Factors

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

Failure to complete the proposed merger could negatively impact our stock price, future business and financial results.

On June 14, 2006, we entered into an Agreement and Plan of Merger, with Philips Holding USA Inc., and Jumbo Acquisition Corp., a wholly owned subsidiary of Philips Holding. The merger agreement provides that Jumbo Acquisition Corp. will merge with and into Intermagnetics, with Intermagnetics surviving as a wholly owned subsidiary of Philips Holding and an indirect subsidiary of Koninklijke Philips Electronics, N.V. We have not yet obtained clearance for the merger from the European Commission. We expect to complete the transaction in the fourth quarter of calendar year 2006 and when the transaction is completed, we will no longer be a publicly traded company. However, there is no assurance that the merger agreement and the merger will be cleared by the European Commission. If the merger is not completed, we will be subject to several risks, including the following:

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

On June 16, 2006, and June 20, 2006, two putative class action complaints were filed in the Supreme Court of the State of New York, Albany County, naming Intermagnetics and its directors (and, in one complaint, Royal Philips) as defendants. The actions, Mohamed Farouk Gani v. Intermagnetics General Corporation, et al., No. 3884-06, and Thomas Scionti v. Intermagnetics General Corporation, et al., No. 3946-06, challenge the merger agreement and related transactions. The complaints allege that the directors of Intermagnetics breached their fiduciary duties, including by failing to publicly announce an open bidding process or otherwise seek additional offers to acquire Intermagnetics, and by failing to provide full disclosure of certain material financial information. The complaints also allege that Intermagnetics (and, in one of the complaints, Philips) aided and abetted these alleged fiduciary violations. The plaintiffs seek equitable relief, including an injunction preventing us from proceeding with or consummating the merger. On August 16, 2006, we reached an agreement in principle to settle these cases.

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

Back to Contents

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

ITEM 6:	Exhibits

Certifications of Chief Executive Officer and Chief Financial Officer

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMAGNETICS GENERAL CORPORATION
Dated: October 6, 2006	By:	/s/ Glenn H. Epstein

Glenn H. Epstein Chairman and Chief Executive Officer

Dated: October 6, 2006	By:	/s/ Michael K. Burke

Michael K. Burke Executive Vice President and Chief Financial Officer